Form 10-Q
period 2014-03-31
Energous Corp
filed 2014-05-14
CIK 1575793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-36379

ENERGOUS CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	46-1318953
(State of incorporation)	(I.R.S. Employer Identification No.)

303 Ray Street, Pleasanton, CA 94566

(Address of principal executive office) (Zip code)

(925) 344-4200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☑

As of May 14, 2014, there were 9,448,872 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	As of
	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$730,279	$1,953,780
Prepaid expenses and other current assets	319,779	127,197
Total current assets	1,050,058	2,080,977

Property and equipment, net	193,138	189,612
Deferred offering costs	336,977	88,319
Other assets	6,959	6,959
Total assets	$1,587,132	$2,365,867

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$752,300	$361,038
Accrued expenses	379,487	243,623
Convertible promissory notes, net	1,750,037	829,298
Derivative liabilities	34,268,000	6,277,000
Total current liabilities	37,149,824	7,710,959

Deposit to purchase common stock	300,000	-
Total liabilities	37,449,824	7,710,959

Commitments and contingencies

Stockholders’ deficit
Preferred Stock, $0.00001 par value, 10,000,000 and 0 shares authorized at March 31, 2014 and December 31, 2013, respectively; no shares issued or outstanding.	-	-
Common Stock, $0.00001 par value, 50,000,000 and 40,000,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; 2,708,217 shares issued and outstanding at March 31, 2014 and December 31, 2013.	27	27
Additional paid-in capital	689,372	197,249
Deficit accumulated during the development stage	(36,552,091)	(5,542,368)
Total stockholders’ deficit	(35,862,692)	(5,345,092)
Total liabilities and stockholders’ deficit	$1,587,132	$2,365,867

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Period October 30, 2012 (inception) through March 31, 2014

Operating expenses:
Derivative instrument issuance	$-	$-	$887,062
Research and development	929,213	41,209	3,056,206
General and administrative	669,289	13,131	1,878,369
Marketing	422,031	-	655,653
Loss from operations	(2,020,533)	(54,340)	(6,477,290)

Other (expense) income:
Change in fair value of derivative liabilities	(27,991,000)	-	(28,168,000)
Interest (expense) income, net	(998,190)	16	(1,906,801)
Other (expense) income, net	(28,989,190)	16	(30,074,801)

Net loss	$(31,009,723)	$(54,324)	$(36,552,091)

Basic and diluted net loss per common share	$(11.45)	$(0.02)

Weighted average shares outstanding, basic and diluted	2,708,217	2,188,880

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, October 30, 2012 (inception)	-	$-	$-	$-	$-

Common stock sold on November 8, 2012 to third party investor at $0.0052 per share	1,924,813	19	9,981	-	10,000

Net loss for the period from October 30, 2012 (inception) through December 31, 2012	-	-	-	(21,287)	(21,287)

Balance, December 31, 2012	1,924,813	19	9,981	(21,287)	(11,287)

Common stock sold on January 28, 2013 to founder at $0.0052 per share	80,201	1	416	-	417

Common stock sold on March 4, 2013 to affiliate of a director at $0.24 per share	668,338	7	159,993	-	160,000

Common stock sold on May 7, 2013 to third party investor at $0.24 per share	20,051	-	4,800	-	4,800

Restricted common stock sold on May 14, 2013 under the 2013 Stock Plan of DvineWave, Inc., to consultant at $0.40 per share	88,882	1	35,463	-	35,464

Repurchase and retirement of restricted common stock from consultant on November 30, 2013 at $0.40 per share	(74,068)	(1)	(29,552)	-	(29,553)

Stock-based compensation	-	-	16,148	-	16,148

Net loss for the year ended December 31, 2013	-	-	-	(5,521,081)	(5,521,081)

Balance, December 31, 2013	2,708,217	$27	$197,249	$(5,542,368)	$(5,345,092)

Stock-based compensation	-	-	492,123	-	492,123

Net loss for the three months ended March 31, 2014	-	-	-	(31,009,723)	(31,009,723)

Balance, March 31, 2014 (unaudited)	2,708,217	$27	$689,372	$(36,552,091)	$(35,862,692)

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Period October 30, 2012 (inception) through March 31, 2014
Cash flows from operating activities:
Net loss	$(31,009,723)	$(54,324)	$(36,552,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,213	-	28,930
Stock based compensation	492,123	-	508,271
Amortization of debt discount	920,739	-	1,626,028
Warrant expense	-	-	724,000
Change in fair market value of derivative liabilities	27,991,000	-	28,168,000
Write off of abandoned trademark	-	-	4,725
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(192,582)	(28,167)	(319,779)
Other assets	-	-	(6,959)
Accounts payable	391,262	(1,525)	752,300
Accrued expenses	135,864	30,950	379,487
Other current liabilities	-	25,000	-
Net cash used in operating activities	(1,247,104)	(28,066)	(4,687,088)

Cash flows from investing activities:
Purchase of property and equipment	(27,739)	-	(222,068)
Costs of trademark	-	-	(4,725)
Net cash used in investing activities	(27,739)	-	(226,793)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	160,417	210,681
Payment of deferred offering costs	(248,658)	(12,120)	(336,977)
Repurchase of restricted common stock	-	-	(29,553)
Proceeds from the sale of senior secured convertible notes	-	-	5,500,009
Deposit to purchase common stock	300,000	-	300,000
Net cash provided by financing activities	51,342	148,297	5,644,160

Net (decrease) increase in cash and cash equivalents	(1,223,501)	120,231	730,279
Cash and cash equivalents - beginning	1,953,780	994	-
Cash and cash equivalents - ending	$730,279	$121,225	$730,279

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 1 - Business Organization, Nature of Operations

Energous Corporation (f/k/a DvineWave Inc.) (the “Company”) was incorporated in Delaware on October 30, 2012 (inception). The Company is a development stage technology company focused on developing a solution to delivering a wire-free charging system, as a means of providing convenient, adaptive wireless power charging capabilities to low power fixed and mobile devices, such as mobile phones, tablets, toys, videogame controllers, watches, remote controls, smoke alarms, window covering deployment and retraction motors, installed sensors and night and emergency lighting fixtures that use or are capable of using a rechargeable battery. The Company is targeting both consumer and commercial enterprise markets that use such rechargeable fixed and mobile devices.

On January 2, 2014, the board of directors and stockholders approved the name change for the Company to Energous Corporation from DvineWave Inc.

As of March 31, 2014, the Company had not yet completed the development of its product and had not yet recorded any revenues. Since inception, the Company’s primary activities have consisted of developing its business plan, raising capital, recruiting and hiring its executive team and developing its technology. To date, these activities have been funded primarily through the sale of Senior Secured Convertible Notes (“Convertible Notes”) (See Note 6, Private Placement) and funding of the Company’s initial public offering (“IPO”), which was consummated on April 2, 2014 (See Note 10 – Subsequent Events).

The Company is considered to be in the development stage, and as such, the Company’s condensed financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915, “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

Effective March 26, 2014, pursuant to authority granted by the stockholders and the Board of Directors of the Company, the Company implemented a 1-for-3.99 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”). All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the Reverse Split.

Note 2 – Liquidity and Management Plans

The Company has not generated revenues since its inception and has incurred net losses for the three months ended March 31, 2014 and 2013 and for the period October 30, 2012 (inception) through March 31, 2014 of $31,009,723, $54,324 and $36,552,091, respectively.

As of March 31, 2014, the Company had cash on hand of $730,279 and convertible notes with an outstanding principal and interest balance of $5,785,708. In April 2014 the Company completed its IPO of 4,600,000 shares of common stock through which the Company raised net proceeds of approximately $24.8 million. In connection with the completion of the IPO, the Company’s outstanding convertible notes and interest were converted into 1,833,336 and 96,792 shares, respectively, of common stock, thus extinguishing the debt associated with the notes. We expect cash on hand after the IPO will be sufficient to fund our operations through 2015.

Research and development of new technologies is, by its nature, unpredictable.  Although the Company will undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from the Company’s recently completed IPO will be sufficient to enable it to develop its technology to the extent needed to create future revenues to sustain its operations.  The Company expects that it may choose to pursue additional financing, depending upon the market conditions, which could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Should the Company choose to pursue additional financing, there is no assurance that the Company would be able to do so on terms that it would find acceptable.

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 and related notes thereto included in the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2014.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed financial statements as well as the reported expenses during the reporting periods.

The Company’s significant estimates and assumptions include the valuation of the Company’s common stock, the valuation of stock-based compensation instruments and the valuation of derivative financial instruments, the amortization of deferred financing costs, the amortization and recoverability of capitalized patent costs and useful lives of long-lived assets, and income tax expense. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all costs incurred to the point when a patent application is to be filed are expended as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $929,213, $41,209, and $3,056,206 for the three months ended March 31, 2014 and 2013 and for the period October 31, 2012 (inception) through March 31, 2014, respectively.

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2014, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded for the three months ended March 31, 2014 and 2013 or for the period October 30, 2012 (inception) through March 31, 2014.

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), the exercise and/or conversion of the Company’s convertible notes and warrants (using the if-converted method). The computation of basic loss per share for the three months ended March 31, 2014 and 2013 excludes potentially dilutive securities of 4,133,540 and 0, respectively, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	At March 31,
	2014	2013
Convertible Notes – principal	1,833,336	-
Convertible Notes – accrued interest	95,233	-
Consulting Warrant to purchase common stock	278,228	-
Financing Warrant to purchase common stock	152,778	-
IR Consulting Warrant	36,000	-
Options to purchase common stock	1,737,965	-
Total potentially dilutive securities	4,133,540	-

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.
Level 3	Significant unobservable inputs that cannot be corroborated by market data.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Fair Value Measurements, continued

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
March 31, 2014:
Conversion Feature	$28,459,000	$-	$-	$28,459,000
Financing Warrant	1,764,000	-	-	1,764,000
Consulting Warrant	4,045,000	-	-	4,045,000
Total	34,268,000	$-	$-	$34,268,000
December 31, 2013:
Conversion Feature	$5,573,000	$-	$-	$5,573,000
Financing Warrant	175,000	-	-	175,000
Consulting Warrant	529,000	-	-	529,000
Total	$6,277,000	$-	$-	$6,277,000

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the three months ended March 31,
	2014	2013
Beginning balance	$6,277,000	$-
Change in fair value of conversion feature and warrants	27,991,000	-
Ending balance	$34,268,000	$-

The conversion feature of the Convertible Notes was measured at fair value using a Monte Carlo simulation and is classified within Level 3 of the valuation hierarchy. The warrant liabilities for the Financing Warrant and the Consulting Warrant were measured at fair value using a Monte Carlo simulation and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Note 6 – Private Placement.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivate liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer determined its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Interim Chief Financial Officer with support from the Company’s consultants and which are approved by the Interim Chief Financial Officer.

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Fair Value Measurements, continued

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company uses a Monte Carlo model to value Level 3 financial liabilities at inception and on subsequent valuation dates. This simulation incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as, volatility. The Company also used a binomial simulation and Black-Scholes economic model as supplemental valuation tools in order to validate the reasonableness of the results of the Monte Carlo simulation when measuring the Financing Warrant and the Consulting Warrant.

A significant increase in the volatility or a significant increase in the Company’s stock price, in isolation, would result in a significantly higher fair value measurement. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Derivative Liabilities within Other Expense (Income) on the Company’s Statements of Operations.

As of March 31, 2014, there were no transfers in or out of level 3 from other levels in the fair value hierarchy. In accordance with the provisions of ASC 815, the Company presented the conversion feature and warrant liabilities at fair value on its balance sheet, with the corresponding changes in fair value recorded in the Company’s statement of operations for the applicable reporting periods.

Management determined that the results of its valuations are reasonable.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2014, through the date which the condensed financial statements were available to be issued. Based upon the review, other than described in Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 4 – Property and Equipment

Property and equipment are as follows:

	As of
	March 31, 2014	December 31, 2013
Computer software	$121,023	$114,876
Computer hardware	48,439	28,779
Furniture and fixtures	37,035	35,919
Leasehold improvements	15,571	14,755
	222,068	194,329
Less – Accumulated depreciation	(28,930)	(4,717)
Total property and equipment, net	$193,138	$189,612

Total depreciation and amortization expense of the Company’s property and equipment was, $24,213, $0 and $28,930, for the three months ended March 31, 2014 and 2013 and for the period October 30, 2012 (inception) through March 31, 2014, respectively, reflected within general and administrative expense.

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	As of
	March 31, 2014	December 31, 2013
Accrued interest payable	$285,699	$207,945
Accrued compensation	93,788	19,894
Other accrued expenses	-	15,784
Total	$379,487	$243,623

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 6 – Private Placement

Senior Secured Convertible Notes

On May 16, 2013, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of $5,500,009 principal amount of senior secured convertible notes (the “Convertible Notes”). In connection with the sale of the Convertible Notes (the “Bridge Financing”), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) and a security agreement (the “Security Agreement”) with the Investors. The closing of the Bridge Financing was completed on May 16, 2013. The Convertible Notes bear interest at 6% per annum and would have matured on August 16, 2014.

The principal and interest of the Convertible Notes are convertible into the Company’s common stock at a conversion price between $2.07 and $4.15 per share depending on the facts and circumstances at the time of the conversion (see below). Upon issuance, the Convertible Notes bear simple interest at 6% per annum, and upon the occurrence of any specified event of default, the Convertible Notes would have borne interest at 12% per annum. The Convertible Notes are required to be converted upon the IPO, if any, in which case the conversion price is equal to 50% of the price to the public in such offering (but not more than $4.15 or less than $2.07 per share) (See Note 10 – Subsequent Events - Conversion of Convertible Notes).

The aggregate amount of accrued interest on the Convertible Notes was $285,699 and $207,945 as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the principal and accrued interest on the Convertible Notes were convertible into 1,833,336 and 95,233 shares of the Company’s common stock, assuming a conversion price of $3.00 per share (or, fifty percent of the IPO per share price of $6.00 per share).

Accounting for the Senior Secured Convertible Notes

Pursuant to the terms of the Convertible Notes, the conversion price is subject to adjustment in the event of an IPO, other financing and upon certain other events. The embedded conversion feature was not clearly and closely related to the host instrument and was bifurcated from the host Convertible Notes as a derivative, principally because the instrument’s variable exercise price terms would not qualify as being indexed to the Company’s own common stock. Accordingly, this conversion feature instrument has been classified as a derivative liability in the accompanying condensed balance sheet as of March 31, 2014.  Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 6 – Private Placement, continued

Accounting for the Senior Secured Convertible Notes, continued

The Company determined that the initial fair value of the embedded conversion option was $5,376,000.  From the gross proceeds upon the issuance of the Convertible Notes of $5,500,009, the Company deducted in full the fair value of the embedded conversion feature of $5,376,000 as a debt discount, as shown below. The debt discount is being amortized under the effective interest method over the term of the Convertible Notes.

Face value of the Convertible Notes	$5,500,009
Discount-fair value of embedded conversion feature	(5,376,000)
Proceeds attributable to the Convertible Notes	$124,009

The Company calculated the fair value of the embedded conversion feature of the Convertible Notes using a Monte Carlo simulation, with the observable assumptions as provided in the table below. The significant unobservable inputs used in the fair value measurement of the reporting entity’s embedded conversion feature are expected stock prices, levels of trading and liquidity of the Company stock. Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement.  Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement.

	As of March 31, 2014	As of December 31, 2013
Stock price on valuation date	$14.75	$1.68
Conversion price	$3.00	$2.07
Term (years)	0.10	.26
Expected volatility	60%	60%
Dividend yield	0%	0%
Weighted average risk-free interest rate	1.32%	1.75%
Trials	20,000	20,000
Aggregate fair value	$28,459,000	$5,573,000

The amortization of debt discount related to the Convertible Notes was $920,739, $0 and $1,626,028, respectively, for the three months ended March 31, 2014 and 2013 and for the period October 30, 2012 (inception) through March 31, 2014, respectively. As of March 31, 2014, the debt discount will be amortized over a remaining period of 0.4 years. The derivative liability related to the embedded conversion feature is revalued at each reporting period.  During the three months ended March 31, 2014 and 2013 and for the period October 30, 2012 (inception) through March 31, 2014, the Company recorded an increase of $22,886,000, $0 and $23,083,000, respectively, in the fair value of the derivative liability for the conversion feature of the Convertible Notes, which was recorded as a change in the fair value of derivative liabilities within the condensed statement of operations.

Placement Agent Agreement

On January 23, 2013, the Company entered into an agreement (the “Placement Agent Agreement”) with MDB Capital Group, Inc. (“MDB”), pursuant to which the Company appointed MDB to act as the Company’s placement agent in connection with the sale of the Company’s securities (“Offering or Offerings”). Specifically, MDB was the placement agent in connection with the sale of its Convertible Notes.

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 6 – Private Placement, continued

Placement Agent Agreement, continued

In connection with the sale of the Convertible Notes, the Company paid MDB a cash fee of $538,393 and sold to MDB for $1,000 in cash, a warrant issued on May 16, 2013 (the “Financing Warrant”) to purchase shares of the Company’s common stock. The Financing Warrant was fully vested upon issuance, has a term of five years and may not be exercised until six months after the consummation of a qualifying firm commitment underwritten initial public offering. Pursuant to the terms of the Financing Warrant, the aggregate exercise price is fixed at $550,000, with the per share exercise price determined based upon 120% of the conversion price of the Convertible Notes upon the consummation of the IPO, or upon other events under which the Convertible Notes may convert. As of March 31, 2014, the Financing Warrant was exercisable into 152,778 shares of the Company’s common stock, assuming an exercise price of $3.60 per share (or 120% of the Convertible Notes conversion price of $3.00 per share).

In addition, in the event of a non-liquid exit transaction, as defined in the Financing Warrant agreement, the holder of the Financing Warrant may put the Financing Warrant back to the Company for a cash settlement at a fair value amount to be determined by appraisal and agreed to by both parties.

MDB shall have certain registration rights with respect to the common stock issued upon exercise of the Financing Warrant, including a one-time demand registration right with respect to such common stock.

Consulting Agreement

On January 23, 2013, the Company entered into a consulting agreement with MDB (the “Consulting Agreement”), pursuant to which MDB agreed to provide financial, strategic and intellectual property advisory services. The Consulting Agreement had an initial term of 180 days, and was renewed automatically upon the expiration of its initial term, after which it will continue in effect until it is terminated by either party with 30 days written notice to the other party.

As consideration for services provided under the Consulting Agreement prior to May 16, 2013, the Company sold to MDB for $1,500 in cash, a warrant (the “Consulting Warrant”) for the purchase of an aggregate of 278,228 shares of the Company’s common stock. The Consulting Warrant was fully vested upon issuance, has a term of five years, an exercise price of $0.04 per share and may not be exercised until six months after the consummation of the IPO. The Consulting Warrant may be exercised on a cashless basis. In addition, in the event of a non-liquid exit transaction, as defined in the Consulting Warrant, the holder of the Consulting Warrant may put the Consulting Warrant back to the Company for a cash settlement at a fair value amount to be determined by appraisal and agreed to by both parties. MDB shall have certain registration rights with respect to the common stock issued upon exercise of the Consulting Warrant, including a one-time demand registration right with respect to such common stock.

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 6 – Private Placement, continued

Accounting for the Financing Warrant and the Consulting Warrant

The Company determined that due to their cash settlement features both the Financing Warrant and the Consulting Warrant qualified as derivative instruments.  Accordingly, these instruments have been classified as derivative liabilities in the accompanying balance sheet as of March 31, 2014.  Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

The Company calculated the fair value of the Financing Warrant and the Consulting Warrant using a Monte Carlo simulation, with the observable assumptions as provided in the table below.   The significant unobservable inputs used in the fair value measurement of the reporting entity’s Financing Warrant and the Consulting Warrant are expected stock prices, levels of trading and liquidity of the Company’s common stock. Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement.  Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement.

Provided below are the principal assumptions used in the measurement of the fair values of the Financing Warrant and the Consulting Warrant as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
	Financing Warrant	Consulting Warrant	Financing Warrant	Consulting Warrant
Stock price on valuation date	$14.75	$14.75	$1.68	$1.68
Exercise price	$3.60	$0.04	$2.49	$0.04
Term (years)	4.13	4.13	4.38	4.38
Expected volatility	60%	60%	60%	60%
Dividend yield	0%	0%	0%	0%
Weighted average risk-free interest rate	1.32%	1.32%	1.75%	1.75%
Number of warrants	152,778	278,228	220,905	278,228
Number of trials	20,000	20,000	20,000	20,000
Aggregate fair value	$1,764,000	$4,045,000	$175,000	$529,000

The initial fair value of the Financing Warrant was $186,500 and was accounted for as derivative issuance expense and along with the other derivative issuance expenses (see below), was expensed upon the issuance of the Convertible Notes. The initial fair value of the Consulting Warrant was $537,500, and was expensed immediately as a consulting fee and was recorded within general and administrative expenses in the condensed statement of operations for the year ended December 31, 2013. During the three months ended March 31, 2014, the Company recorded an aggregate increase of $5,105,000 in the fair value of the derivative liability for the Financing Warrant and the Consulting Warrant, which was recorded as a change in the fair value of derivative liabilities within the condensed statement of operations.

Patent Assignment

On May 16, 2013, the Company entered into a patent assignment and Security Agreement with the Investors, in order to grant a continuing security interest in the patents included as collateral pledged in connection with the Convertible Notes. The security interest in the Company’s patents terminated on April 2, 2014, in connection with the conversion of the Convertible Notes.

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 7 – Commitments and Contingencies

Investor Relations Agreement

Effective January 13, 2014, the Company entered into an agreement with a vendor (“IR Firm”) to provide investor relations services to the Company. Pursuant to the agreement, in addition to monthly cash compensation of $8,000 per month, on March 27, 2014 the Company issued to the IR firm a consulting warrant (“IR Consulting Warrant”) for the purchase of 36,000 shares of common stock. The IR Consulting Warrant has a strike price of $7.80, representing 130% of the IPO price. The IR Consulting Warrant has an initial catch up vesting equivalent to 3,000 shares per month of service, partial months to be prorated on a thirty (30) day basis, from the effective date of this agreement until March 27, 2014. Thereafter, the IR Consulting Warrant will vest at a rate of 3,000 shares per month of service. In addition, the Company agreed to issue to the IR Firm incentive warrants (“IR Incentive Warrants”) to purchase 5,000 shares of common stock with a strike price of $7.80 in the event of and upon each qualified investor, institutional or brokerage firm purchasing at least $250,000 in value of the Company’s common shares at the IPO price or greater in the open market on or after the 46th day following March 27, 2014. All IR Incentive Warrants granted during a six month period will collectively vest at each six month anniversary. Both the IR Consulting Warrant and IR Incentive Warrants will have an expiration date four (4) years from the grant date. The shares underlying both the IR Consulting Warrant and the IR Incentive Warrants will either be registered at the next available opportunity or the warrants will include a cashless exercise provision.

As of March 31, 2014, 7,300 shares under the IR Consulting Warrant were vested, and no IR Incentive Warrants have been granted.

For the three months ended March 31, 2014, the Company incurred stock-based compensation expense of $61,028 in connection with the IR Consulting warrant, which was included in general and administrative expense.

Operating Lease

On October 4, 2013, the Company executed a lease expiring on June 4, 2014 for 3,562 square feet of office space in Pleasanton California from an affiliate of Greg Brewer, one of the Company’s directors, with a base rent of $6,055 per month. The lease was amended and extended to September 4, 2014 with a base monthly rent of $8,548 for the period June 5, 2014 through September 4, 2014. The Company has the right to terminate the lease upon 30 days written notice.

Note 8 – Stockholders’ Deficit

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. Upon the liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 8 – Stockholders’ Deficit, continued

Amendment to Certificate of Incorporation

On March 26, 2014, the Company’s board of directors and stockholders approved the Second Amended and Restated Certificate of Incorporation which increased the authorized shares to 60,000,000 of which 10,000,000 shares are designated as preferred stock. In addition, a special meeting of stockholders can only be called by the Chairman, Chief Executive Officer, President or the majority of the board of directors and shall be limited to matters relating to the purpose or purposes stated in the notice of meeting. Any actions required, as a result of a special stockholder meeting, can only be taken upon the vote of the stockholders and not by written consent. The stockholders empowered the board of directors at any time prior to the effectiveness of the filing of this Second Amendment and Restated Certificate to abandon the proposed amendment.

Note 9 – Stock Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

In December 2013 the Company’s board and stockholders approved the “2013 Equity Incentive Plan”, providing for the issuance of equity based instruments covering up to an initial total of 1,042,167 shares of common stock. The aggregate total shares which may be issued under the 2013 Equity Incentive Plan will increase as described below.

Effective on March 10, 2014 the Company’s board of directors and stockholders approved the First Amendment to the 2013 Equity Incentive Plan which provided for an increase in the aggregate number of shares of common stock that may be issued pursuant to the Plan to equal 18% of the total number of shares of common stock outstanding immediately following the completion of the IPO (assuming for this purpose) the issuance of all shares issuable under the Company’s equity plans, the conversion into common stock of all outstanding securities that are convertible by their terms into common stock and the exercise of all options and warrants exercisable for shares of common stock and including shares and warrants issued to the underwriters for such IPO upon exercise of its over-allotment options.

2014 Non-Employee Equity Compensation Plan

On March 6, 2014, the Company’s board of directors and stockholders approved the 2014 Non-Employee Equity Compensation Plan for the issuance of equity based instruments covering up to 250,000 shares of common stock to directors and other non-employees.

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 9 – Stock Based Compensation, continued

Option Valuation

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term used for options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Stock Options

Stock-based compensation expense related to stock options was $431,095, $0 and $447,243 for the three months ended March 31, 2014 and 2013, and for the period October 30, 2012 (inception) through March 31, 2014, respectively. For the three months ended March 31, 2014, stock-based compensation related to stock options of $143,767, $276,354 and $10,974 was reflected in research and development, general and administrative and marketing expenses, respectively, on the accompanying condensed statements of operations. For the period October 30, 2012 (inception) through March 31, 2014, stock-based compensation related to stock options of $143,767, $292,502 and $10,974 was reflected in research and development, general and administrative and marketing expenses, respectively, on the accompanying condensed statements of operations. As of March 31, 2014, the unamortized value of options held by employees was $3,705,601. As of March 31, 2014, the unamortized portion will be expensed over a weighted average period of 3.5 years.

On January 7, 2014, the Company’s board of directors granted to various employees and consultants from the 2013 Equity Incentive Plan, net of forfeitures through March 31, 2014, stock options to purchase an aggregate of 457,644 shares of our common stock at an exercise price of $2.49 per share and have a term of ten years. Included in these grants were 57,644 options to Michael Leabman, Chief Technical Officer pursuant to his employment contract, 80,201 options to Thomas Iwanski, Interim Chief Financial Officer, 80,201 options to George Holmes, Vice President of Sales and Marketing and 239,598 options to other employees. The option awards granted to Mr. Leabman vested 3/48ths on the date of grant, and will vest 1/48th monthly over the following 45 months. The option award granted to Mr. Iwanski and Mr. Holmes will cliff vest 25% of the award on October 1, 2014 and then will vest 1/48th of the initial award monthly for the following 36 months. Option awards granted to all other employees and consultants cliff vest 25% of the award on the later of the first anniversary of the date they started working for the Company or October 1, 2014 and then will vest 1/48th of the initial award monthly for the following 36 months. The options had an aggregate grant date fair value of $762,699 utilizing the Black-Scholes option pricing model.

On February 27, 2014, the Company granted non-qualified stock options for the purchase of 25,979 shares of the Company’s common stock each to two new independent directors of the Company as part of their compensation for serving on the Company’s board of directors. The options have an exercise price of $3.63 per share and have a term of ten years. The Options vest 25% on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. The options had an aggregate grant date fair value of $100,000 utilizing the Black-Scholes option pricing model.

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 9 – Stock Based Compensation, continued

Stock Options, continued

On March 15, 2014 and March 20, 2014, the Company granted non-qualified stock options from the 2014 Non-Employee Equity Compensation Plan for the purchase of an aggregate of 34,781 shares of the Company’s common stock to two new independent directors of the Company as part of their compensation for serving on the Company’s board of directors. The options have a weighted average exercise price of $5.45 per share and have a term of ten years. The Options vest 25% on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. The options had an aggregate grant date fair value of $100,000 utilizing the Black-Scholes option pricing model.

On March 15, 2014, the Company’s board of directors granted to a single employee an option under the 2013 Equity Incentive Plan to purchase 80,201 shares of the Company’s common stock at an exercise price of $4.99.  The option award granted to the employee has a ten year term and cliff vests 25% of the award on the anniversary of the employee’s date of hire and then will vest 1/48th of the initial award monthly during the following 36 months. The option had a grant date fair value of $229,365 utilizing the Black-Scholes option pricing model.

On March 26, 2014, the Company’s board of directors granted to Mr. Rizzone, the Company’s Chief Executive Officer, an option under the 2013 Equity Incentive Plan to purchase 496,546 shares of the Company’s common stock, at a price of $6.00 per share, with a term of ten years and which vests 6/48 of the award on the grant date and 1/48 of the award on the last day of each of the subsequent 42 months. The option had a grant date fair value of $1,667,784 utilizing the Black-Scholes option pricing model.

On March 26, 2014, the Company’s board of directors granted to Michael Leabman, Chief Technical Officer pursuant to his employment contract a stock option under the 2013 Equity Incentive Plan to purchase 251,474 shares of the Company’s common stock at an exercise price of $6.00.  The option award granted to Mr. Leabman has a ten year term and vests 6/48th of the award on the grant date and 1/48th of the award on the last day of each of the subsequent 42 months. The option had a grant date fair value of $844,643 utilizing the Black-Scholes option pricing model.

On March 26, 2014, the Company’s board of directors granted to Mr. Holmes a stock option under the 2013 Equity Incentive Plan to purchase 89,672 shares of the Company’s common stock at an exercise price of $6.00.  The option award granted to the consultant has a ten year term and vests 25% of the award on September 30, 2014 and 1/48th of the award on the last day of each of the subsequent 36 months. The option had a grant date fair value of $303,869 utilizing the Black-Scholes option pricing model.

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 9 – Stock Based Compensation, continued

Stock Options, continued

The Company estimated the fair value of stock options awarded during the three months ended March 31, 2014 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

Option Grants Awarded During the Three Months Ended March 31, 2014
Stock Price	$2.49 to $6.00
Dividend Yield	0%
Expected Volatility	60%
Risk-free interest rate	1.30% to 2.03%
Expected Life	3.75 to 6.25 years

 Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, January 1, 2014	275,689	$1.68	$-	-	$-
Granted	1,542,477	4.63	2.60	-	-
Exercised	-	-	-	-	-
Forfeited	(80,201)	2.49	1.42	-	-
Outstanding March 31, 2014	1,737,965	$4.26	$2.24	9.8	$18,227,847

Exercisable, January 1, 2014	17,231	$1.68	$-	-	$-
Vested	139,623	5.03	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercisable, March 31, 2014	156,854	$4.66	$3.00	9.8	$1,582,224

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 9 – Stock Based Compensation, continued

Stock Option Award Activity, continued

The following table presents information related to stock options outstanding and exercisable at March 31, 2014:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$1.68	275,689	9.7	34,461
2.49	457,644	9.8	7,206
3.63	51,958	9.9	12,990
4.99	99,214	10.0	4,753
6.00	853,460	9.9	97,444
	1,737,965	9.8	156,854

Stock-based compensation consists of the following:

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Period October 30, 2012 (inception) through March 31, 2014
Stock options	$431,095	$-	$447,243
Warrants	61,028	-	61,028
Total	$492,193	$-	$508,271

Note 10 – Subsequent Events

Initial Public Offering

The registration statement for the Company’s IPO was declared effective on March 27, 2014. On April 2, 2014, the Company consummated the Public Offering of 4,600,000 shares of common stock (including 600,000 shares issued pursuant to the over-allotment option granted to the underwriter) at $6.00 per share and received from the underwriter net proceeds of $25,214,596 (net of underwriter’s discount of $2,208,000 and underwriter offering expenses of $177,404). The Company incurred additional underwriting expenses of approximately $400,000, yielding net proceeds from the IPO of approximately $24,800,000.

IPO Underwriter Warrant

Simultaneous with the funding of the IPO, the Company issued to the underwriter a warrant to purchase 460,000 shares of common stock (“IPO Underwriter Warrant”) at an exercise price of $7.50 per share with an expiration date of April 2, 2024. The shares underlying the IPO Underwriter Warrant are subject to a 180 day lock-up.

Energous Corporation

(f/k/a DvineWave Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 10 – Subsequent Events, continued

Conversion of Convertible Notes

In connection with the funding of the IPO, on April 2, 2014, the principal and interest due under the Convertible Notes of $5,500,009 and $290,219, were converted into 1,833,336 and 96,792 shares, respectively, of common stock. The purchasers of the Convertible Notes are subject to lock-up requirements for periods that expire October 2, 2014.

Sale of Common Stock

The Company entered into a stock purchase agreement dated March 7, 2014, under which a strategic investor (‘Strategic Investor”) agreed to purchase 210,527 shares of our common stock $0.0001 par value for gross proceeds of $1,000,000. As of March 31, 2014, the Company had received $300,000 toward the Strategic Investor’s purchase of the Company’s shares, which the Company has recorded on its condensed balance sheet as a deposit to purchase common stock. On April 4, 2014, the Company received an additional $700,000 and thereupon issued 210,527 shares of the Company’s common stock to the Strategic Investor. In connection with this sale, the Company paid a commission of $100,000 to MDB. The shares issued are subject to a one year lock-up and a one year voting control agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Energous Corporation (“we,” “us,” “our” or the “Company”) should be read in conjunction with our historical financial statements and related notes thereto in this Quarterly Report on Form 10-Q and in the final Prospectus for our initial public offering (the “IPO”) as filed with the Securities and Exchange Commission on March 27, 2014 (the “IPO Prospectus”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. Forward-looking statements in this Quarterly Report on Form 10-Q may address the following subjects among others: prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our IPO Prospectus. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a development stage technology company. We are developing technology that can enable wire-free charging or powering of electronic devices at distance. We believe our technology is a novel approach, in that it charges or powers devices by surrounding them with a three dimensional (“3D”) pocket of energy formed by radio frequencies (“RF pocket”). In our laboratory, our prototype devices have enabled wireless transmission of energy from a transmitter (similar in size and shape to a Wi-Fi router) to multiple receiver test boards at a distance of up to 15 feet. Our test boards are constructed from commercially available parts and components, are not optimized for our receiver application and are too large to be incorporated in commercially marketed products. We intend to develop a receiver chip to integrate into additional test devices. We believe this receiver chip will optimize our technology into a significantly smaller space and allow for the incorporation of our receiver technology into various products. If the receiver chip we expect to develop is integrated into a low-power (under 10 watts) electronic device, the chip should be able to utilize the received energy to either power the device directly or charge the battery that powers the device. We are also developing management and control of our solution through a software application that will ultimately reside on the device being charged. We believe that if our development efforts are successful, our transmitter/receiver solution will initially be able to power or charge multiple electronic devices at up to 1.5 watts at distances of up to 30 feet. Subsequent development efforts will focus on increasing the charging wattage, increasing the distance of charging, enhancing reliability, enhancing management and control of the solution and reducing design cost.

We were incorporated in Delaware on October 30, 2012 under the name DvineWave Inc. and in January 2014 we changed our name to Energous Corporation. We are located in Pleasanton, CA. To date, our operations have been funded through the sale of our common stock and convertible debt.

We intend to license our technology to various consumer electronics companies, including component manufacturers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and branded consumer electronics firms. We believe strategic relationships with key consumer electronics supply chain licensees will enable us to reap the benefits of our technology much faster than by manufacturing, distributing or installing products ourselves.

In our operating history, we have developed a beta system consisting of a base station transmitter, a smart phone receiver case, receiver test boards and management software. In addition, we have designed and submitted for manufacturing an application specific integrated circuit (“ASIC”) to optimize our transmitter technology. Furthermore, we have designed, but not yet submitted for manufacturing, an ASIC to optimize our receiver technology. In connection with the receiver technology, we have designed multiple smart phone charging cases, which are still under development. Complementing our hardware designs, we have developed a software application that we believe allows for management, control, statistics and prioritization of the charging for the remote devices via a smartphone, tablet or PC.

We have pursued an aggressive intellectual property strategy and are developing new patents. As of May 8, 2014, we have 50 pending U.S. patents and provisional patent applications. Thus far we have identified more than 73 specific inventions we believe to be novel and patentable, and we intend to continue filing these inventions for patent protection.

We have recruited and hired a seasoned management team with public company and relevant industry experience to develop and execute our operating plan. In addition, we have hired and have identified additional engineering resources, which we expect will build up the engineering capability of our internal team.

We are a development stage company and have not yet generated any revenue to date, and have incurred significant losses from operations since inception. We expect to continue to incur operating losses for the foreseeable future as we develop our technology.

Plan of Operations

Our strategy is to continue to focus on the development of our remote charging technology with our current goal being to license this technology to consumer electronics supply chain firms or manufacturers or developers of toys and other devices that would benefit from remote charging. We expect that our remote charging technology will be made commercially available to potential licensees during the fourth quarter of 2014; however, we believe that potential licensees of our remote charging technology will take at least one to two years to incorporate the Company’s technology into commercial products available for sale. We expect to use the net proceeds received from our recently completed IPO to continue our remote charging technology development, develop product reference designs, complete certification testing, protect our intellectual property, pursue licensing partners and for working capital and other general corporate purposes. Our anticipated costs include employee salaries and benefits, compensation paid to consultants and independent contractors, capital costs for research and other equipment, cost for ASIC manufacturing and testing, cost associated with governmental certification testing, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We anticipate increasing the number of employees by up to approximately 39 employees; however, this is highly dependent on the progress of our development efforts. We anticipate adding employees in the areas of research and development, sales and marketing, operations and general and administrative functions required to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors including, but not limited to, the pace of progress of our development and licensing efforts, unexpected difficulties arising in the process of protecting our intellectual property, market conditions, and changes in or revisions to our marketing strategies. In addition, we may use a portion of any net proceeds from our recently completed IPO to acquire complementary products, technologies or businesses; however, we do not have plans for any acquisitions at this time. We have significant discretion in the use of such net proceeds.

Results of Operations

Revenues.  To date we have not generated any revenues.

Operating Expenses and Loss from Operations.  Operating expenses are made up of derivative instrument issuance, research and development, general and administrative and marketing expenses. Research and development expenses include the costs incurred in developing the Company’s Application-Specific Integrated Circuit (“ASIC”), employee and consultant compensation, stock-based compensation, testing and other materials. General and administrative expenses include costs for general and corporate functions, including salaries, stock-based compensation for options and warrants, facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. Marketing expenses include costs for promoting the Company’s products and developing strategic relationships, the costs of which consist principally of employee and consultant compensation, stock-based compensation and travel related expenses.

Loss from operations for the three months ended March 31, 2014 was $2,020,553 as compared to $54,340 for the three months ended March 31, 2013. The increase in loss from operations resulted primarily from employee and consultant compensation, stock-based compensation, ASIC development, other research and development and marketing expenditures, as well as the legal and accounting costs incurred in connection with compliance with our Securities and Exchange Commission (“SEC”) reporting obligations, an increased emphasis on marketing and selling initiatives and our research and development efforts. Loss from operations for the period October 30, 2012 (inception) through March 31, 2014 was $6,477,290.

Within operating expenses: Derivative instrument issuance expense was $0, $0 and $887,062 for the three months ended March 31, 2014 and 2013 and for the period October 30, 2012 (inception) through March 31, 2014, respectively. Research and development expense was $929,213, $41,209 and $3,056,206 and included stock-based compensation of $143,767, $0 and $143,767 and ASIC development costs of approximately $217,000, $0 and $1,394,000 for the three months ended March 31, 2014 and 2013 and for the period October 30, 2012 (inception) through March 31, 2014, respectively. General and administrative expense was $669,289, $13,131 and $1,878,369 and included stock-based compensation of $276,354, $0 and $292,502 for the three months ended March 31, 2014 and 2013 and for the period October 30, 2012 (inception) through March 31, 2014, respectively. Marketing expense was $422,031, $0 and $655,653 and included stock-based compensation of $10,974, $0 and $10,974 for the three months ended March 31, 2014 and 2013 and for the period October 30, 2012 (inception) through March 31, 2014, respectively.

Change in Fair Value of Derivative Liabilities. Change in fair value of derivative liabilities for the three months ended March 31, 2014 was $27,991,000 as compared to $0 for the three months ended March 31, 2013. The increase in change in fair value of derivative liabilities primarily resulted from an increase in the Company’s stock price as of March 31, 2014. Change in fair value of derivative liabilities for the period October 30, 2012 (inception) through March 31, 2014 was $28,168,000.

Interest Income (Expense), Net. Interest income (expense) for the three months ended March 31, 2014 was $(998,190) as compared to $16 for the three months ended March 31, 2013 and included amortization of debt discount of $920,739 and $0, respectively. The increase in interest (expense) primarily resulted from the issuance of convertible promissory notes that were not outstanding during the three months ended March 31, 2013. Interest (expense) for the period October 30, 2012 (inception) through March 31, 2014 was $(1,906,801), and included amortization of debt discount of $1,626,028.

Net Loss.  As a result of the above, net loss for the three months ended March 31, 2014 was $31,009,723 as compared to $54,324 for the three months ended March 31, 2013. Net loss for the period October 30, 2012 (inception) through March 31, 2014 was $36,552,091.

Liquidity and Capital Resources

We have not generated revenues since inception and have incurred net losses of $36,552,091 for the period October 30, 2012 (inception) through March 31, 2014. Since inception, we have met our liquidity requirements principally through the private placement of convertible notes and our recently completed IPO.

As of March 31, 2014, we had cash on hand of $730,279 and convertible notes with an outstanding principal and interest balance of $5,785,708. In April 2014 we completed our IPO of 4,600,000 shares of common stock through which we raised net proceeds of approximately $24.8 million. In connection with the completion of the IPO, our outstanding convertible notes were converted into 1,930,128 shares of common stock, thus extinguishing the debt associated with the convertible notes. On April 4, 2014, we issued 210,527 shares of common stock to a strategic investor upon the receipt of aggregate proceeds of $1,000,000 ($300,000 received on March 27, 2014 and $700,000 received on April 4, 2014). We expect cash on hand after the IPO will be sufficient to fund our operations through 2015.

During the three months ended March 31, 2014, cash flows used in operating activities were $1,247,104, consisting of a net loss of $31,009,723 less non-cash expenses aggregating $29,428,075 (representing principally the amortization of debt discount of $920,739, stock based compensation of $492,123 and the change in fair value of derivative liabilities of $27,991,000). During the three months ended March 31, 2013, cash flows used in operating activities were $28,066, consisting of a net loss of $54,324, less net changes in operating assets and liabilities of $26,258. During the period October 30, 2012 (inception) through March 31, 2014, cash flows used in operating activities were $4,687,088 consisting of a net loss of $36,552,091, less non-cash expenses aggregating $31,059,954 (representing principally amortization of debt discount of $1,626,028, warrant expense of $724,000 and change in fair value of derivative liabilities of $28,168,000), and by net changes in operating assets and liabilities of $805,049.

During the three months ended March 31, 2014 and 2013, and for the period October 30, 2012 (inception) through March 31, 2014, cash flows used in investing activities were $27,739, $0 and $226,793, respectively. The increase for the three months ended March 31, 2014 consisted principally of the purchase of computer equipment.

During the three months ended March 31, 2014, cash flows provided by financing activities were $51,342 and consisted of $300,000 in a deposit to purchase common stock, offset by $248,658 used in the payment of deferred offering costs. During the three months ended March 31, 2013, cash flows provided by financing activities were $148,297 and consisted of $160,417 in proceeds from the sale of the Company’s common stock offset by $12,120 used in payment of deferred offering costs. During the period October 30, 2012 (inception) through March 31, 2014, cash flows provided by financing activities, were $5,644,160 and consisted of $5,500,009 in proceeds from the issuance of Convertible Notes, $210,681 in proceeds from the sale of the Company’s common stock and $300,000 in a deposit to purchase common stock, offset by $29,553 used to repurchase restricted common stock and $336,977 used in the payment of deferred offering costs.

Research and development of new technologies is, by its nature, unpredictable.  Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from our recently completed IPO will be sufficient to enable us to develop our technology to the extent needed to create future revenues to sustain our operations.  We expect that we may choose to pursue additional financing, depending upon the market conditions, which could include follow-on equity offerings, debt financing, co-development agreements or other alternatives.

We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable.  Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise capital as and when we need it to continue our operations.

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from the information provided in our IPO Prospectus.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The information required by Item 3 is not required to be provided by issuers that satisfy the definition of "smaller reporting company" under SEC rules.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, as of March 31, 2014, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in the final Prospectus for our initial public offering (the “IPO”) as filed with the Securities and Exchange Commission on March 27, 2014 (the “IPO Prospectus”). These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Stock, Warrants and Convertible Subordinated Notes

Effective January 13, 2014, we entered into an agreement with a vendor (“IR Firm”) to provide investor relations services to us. Pursuant to the agreement, in addition to monthly cash compensation of $8,000 per month, on March 27, 2014 we issued to the IR firm a consulting warrant (“IR Consulting Warrant”) for the purchase of 36,000 shares of common stock. The IR Consulting Warrant has a strike price of $7.80, representing 130% of the IPO price. The IR Consulting Warrant has an initial catch up vesting equivalent to 3,000 shares per month of service, partial months to be prorated on a thirty (30) day basis, from the effective date of this agreement until March 27, 2014. Thereafter, the IR Consulting Warrant will vest at a rate of 3,000 shares per month of service. The IR Consulting Warrant has an expiration date four (4) years from the grant date. The shares underlying both the IR Consulting Warrant will either be registered at the next available opportunity or the warrants will include a cashless exercise provision.

We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to make the offering inasmuch as the investor was accredited and there was no form of general solicitation or general advertising relating to the offer.

On March 7, 2014, we entered into a stock purchase agreement with Hanbit Electronics Co. Ltd. pursuant to which Hanbit agreed to purchase 210,527 shares of our common stock for gross proceeds of $1,000,000. As of March 31, 2014, we received $300,000 toward Hanbit’s purchase of the Company’s shares, which we have recorded on our condensed balance sheet as a deposit to purchase common stock. On April 4, 2014, we received an additional $700,000 and thereupon issued 210,527 shares of the Company’s common stock to Hanbit. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to make the offering inasmuch as the investor was accredited and there was no form of general solicitation or general advertising relating to the offer.

Stock Options

On January 7, 2014, our board of directors granted to various employees and consultants from the 2013 Equity Incentive Plan, net of forfeitures through March 20, 2014, stock options to purchase an aggregate of 457,644 shares of our common stock at an exercise price of $2.49 per share. Included these grants were 57,644 options to Michael Leabman, Chief Technical Officer pursuant to his employment contract, 80,201 options to Thomas Iwanski, Interim Chief Financial Officer, 80,201 options to George Holmes, Vice President of Sales and Marketing and 239,598 options to other employees. The option awards granted to Mr. Leabman vested 3/48ths on the date of grant, and will vest 1/48th monthly over the following 45 months. The option award granted to Mr. Iwanski and Mr. Holmes will cliff vest 25% of the award on October 1, 2014 and then will vest 1/48th of the initial award monthly for the following 36 months. Option awards granted to all other employees and consultants cliff vest 25% of the award on the later of the first anniversary of the date they started working for the Company or October 1, 2014 and then will vest 1/48th of the initial award monthly for the following 36 months.

On February 27, 2014, we granted non-qualified stock options for the purchase of 25,979 shares of our common stock each to two new independent directors of the Company as part of their compensation for serving on the Company’s board of directors. The options have an exercise price of $3.63 per share and have a term of ten years. The Options vest 25% on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014.

On March 15, 2014 and March 20, 2014, we granted non-qualified stock options from the 2014 Non-Employee Equity Compensation Plan for the purchase of an aggregate of 34,781 shares of our common stock to two new independent directors of the Company as part of their compensation for serving on our board of directors. The options have a weighted average exercise price of $5.45 per share and have a term of ten years. The Options vest 25% on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014.

On March 15, 2014, our board of directors granted to a single employee an option under the 2013 Equity Incentive Plan to purchase 80,201 shares of our common stock at an exercise price of $4.99.  The option award granted to the employee has a ten year term and cliff vests 25% of the award on the anniversary of the employee’s date of hire and then will vest 1/48th of the initial award monthly during the following 36 months.

On March 26, 2014, our board of directors granted to Mr. Rizzone, the Company’s Chief Executive Officer, was granted an option under the 2013 Equity Incentive Plan to purchase 496,546 shares of our common stock, at a price of $6.00 per share, with a term of ten years and which vests 6/48 of the award on the grant date and 1/48 of the award on the last day of each of the subsequent 42 months.

On March 26, 2014, our board of directors granted to Michael Leabman, Chief Technical Officer pursuant to his employment contract a stock option under the 2013 Equity Incentive Plan to purchase 251,474 shares of our common stock at an exercise price of $6.00.  The option award granted to Mr. Leabman has a ten year term and vests 6/48th of the award on the grant date and 1/48th of the award on the last day of each of the subsequent 42 months.

On March 26, 2014, our board of directors granted to Mr. Holmes a stock option under the 2013 Equity Incentive Plan to purchase 89,672 shares of our common stock at an exercise price of $6.00.  The option award granted to the consultant has a ten year term and vests 25% of the award on September 30, 2014 and 1/48th of the award on the last day of each of the subsequent 36 months.

All of the stock options described above were granted in reliance upon an available exemption from the registration requirements of the Securities Act, including those contained in Rule 701 promulgated under Section 3(b) of the Securities Act. Among other things, we relied on the fact that, under Rule 701, companies that are not subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act are exempt from registration under the Securities Act with respect to certain offers and sales of securities pursuant to “compensatory benefit plans” as defined under that rule. We believe that all of the options described above were issued pursuant qualifying “compensatory benefit plans”.

Use of Proceeds from Registered Securities

On March 27, 2014, our Registration Statement on Form S-1, as amended (Reg. No. 333-193522) was declared effective in connection with the IPO of our common stock, pursuant to which we sold 4,600,000 shares of common stock at a price to the public of $6.00 per share, including the full exercise of the underwriters' option to purchase additional shares. The offering closed on April 2, 2014, as a result of which we received In April 2014 we completed our IPO of 4,600,000 shares of common stock through which we raised net proceeds of approximately $24.8 million after deducting approximately $2.4 million in underwriting discounts, commissions and expenses and approximately $0.4 offering expenses payable by us. MDB Capital Group, Inc. was the underwriter for the offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on March 27, 2014.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGOUS CORPORATION
(Registrant)

Date: May 14, 2014	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Thomas Iwanski
		Name:	Thomas Iwanski
		Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (filed herewith)
3.3	Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
10.1	Form of Non-Statutory Option Award (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
10.2	First Amendment to Energous Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
10.3	2014 Non-Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document.(1)
101.SCH	XBRL Taxonomy Schema. (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

