Form 10-Q
period 2014-06-30
Energous Corp
filed 2014-08-13
CIK 1575793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

As of August 13, 2014, there were 9,448,872 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

Part I Financial Information

Item 1. Financial Statements

Energous Corporation

(f/k/a DvineWave Inc.)

CONDENSED BALANCE SHEETS

	As of
	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,945,443	$1,953,780
Prepaid expenses and other current assets	409,396	127,197
Total current assets	23,354,839	2,080,977

Property and equipment, net	489,760	189,612
Deferred offering costs	-	88,319
Other assets	6,959	6,959
Total assets	$23,851,558	$2,365,867

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$636,672	$361,038
Accrued expenses	151,548	243,623
Convertible promissory notes, net	-	829,298
Derivative liabilities	-	6,277,000
Total current liabilities	788,220	7,710,959

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred Stock, $0.00001 par value, 10,000,000 and 0 shares authorized at June 30, 2014 and December 31, 2013, respectively; no shares issued or outstanding.	-	-
Common Stock, $0.00001 par value, 50,000,000 and 40,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 9,488,872 and 2,708,217 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	94	27
Additional paid-in capital	59,336,714	197,249
Accumulated deficit	(36,273,470)	(5,542,368)
Total stockholders’ equity (deficit)	23,063,338	(5,345,092)
Total liabilities and stockholders’ equity (deficit)	$23,851,558	$2,365,867

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

(f/k/a DvineWave Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Operating expenses:
Derivative instrument issuance	$-	$878,022	$-	$878,022
Research and development	1,556,493	395,217	2,485,706	436,426
General and administrative	1,133,101	622,878	1,802,390	636,009
Marketing	805,429	-	1,227,460	-
Loss from operations	(3,495,023)	(1,896,117)	(5,515,556)	(1,950,457)

Other (expense) income:
Change in fair value of derivative liabilities	1,725,823	(22,500)	(26,265,177)	(22,500)
Interest (expense) income, net	(36,547)	(96,505)	(1,034,737)	(96,489)
Gain on debt extinguishment	2,084,368	-	2,084,368	-
Total	3,773,644	(119,005)	(25,215,546)	(118,989)

Net income (loss)	$278,621	$(2,015,122)	$(30,731,102)	$(2,069,446)

Basic net income (loss) per common share	$0.03	$(0.75)	$(5.07)	$(0.85)
Diluted net income (loss) per common share	$0.03	$(0.75)	$(5.07)	$(0.85)

Weighted average shares outstanding, basic	9,370,172	2,687,471	6,057,598	2,438,548
Weighted average shares outstanding, diluted	10,773,670	2,687,471	6,057,598	2,438,548

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

(f/k/a DvineWave Inc.)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2014	2,708,217	$27	$197,249	$(5,542,368)	$(5,345,092)

Stock-based compensation - amortization of stock options	-	-	745,305	-	745,305

Stock-based compensation - amortization of IR consultant warrant	-	-	159,573	-	159,573

Stock-based compensation - amortization of consultant restricted stock units ("RSUs")	-	-	7,626	-	7,626

Issuance of shares to strategic investor, net of commission expense	210,527	2	899,998	-	900,000

Initial public offering on April 2, 2014, net of underwriter's discount and offering costs of $2,816,149	4,600,000	46	24,783,805	-	24,783,851

Conversion of convertible notes on April 2, 2014	1,930,128	19	26,790,158	-	26,790,177

Sale of IPO Underwriter Warrant on April 2, 2014	-	-	1,000	-	1,000

Extinguishment of derivative for consulting warrant and financing warrant on June 25, 2014	-	-	5,752,000	-	5,752,000

Net loss for the six months ended June 30, 2014	-	-	-	(30,731,102)	(30,731,102)

Balance, June 30, 2014 (unaudited)	9,448,872	$94	$59,336,714	$(36,273,470)	$23,063,338

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

(f/k/a DvineWave Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(30,731,102)	$(2,069,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,805	47
Stock based compensation	912,504	-
Amortization of debt discount	964,851	56,136
Warrant expense	-	724,000
Gain on conversion of notes payable and accrued interest	(2,084,368)
Change in fair market value of derivative liabilities	26,265,177	22,500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(282,199)	(22,602)
Accounts payable	275,634	142,064
Accrued expenses	198,144	127,238
Other current liabilities	-	53,872
Net cash used in operating activities	(4,426,554)	(966,191)

Cash flows from investing activities:
Purchase of property and equipment	(354,953)	(1,695)
Net cash used in investing activities	(354,953)	(1,695)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	165,217
Proceeds from IPO, net of underwriter’s discount and offering expenses	24,872,170	-
Repurchase of restricted common stock	-	35,464
Proceeds from the sale of senior secured convertible notes	-	5,500,009
Proceeds from the sale of stock to strategic investor, net	900,000	-
Sale of Warrant to IPO underwriter	1,000	-
Net cash provided by financing activities	25,773,170	5,700,690

Net increase in cash and cash equivalents	20,991,663	4,732,804
Cash and cash equivalents - beginning	1,953,780	994
Cash and cash equivalents - ending	$22,945,443	$4,733,798

Supplemental disclosure of non-cash financing activities:
Decrease in deferred offering costs charged to the IPO	$88,319	$-
Common Stock issued upon conversion of notes payable and accrued interest payable	$26,790,177	$-
Increase in additional paid-in capital upon extinguishment of derivative liability for warrants	$5,752,000	$-

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 1 - Business Organization, Nature of Operations

Energous Corporation (f/k/a DvineWave Inc.) (the “Company”) was incorporated in Delaware on October 30, 2012 (inception). The Company is a technology company focused on developing a solution to deliver a wire-free charging system, as a means of providing convenient, adaptive wireless power charging capabilities to low power fixed and mobile devices, such as mobile phones, wearables, tablets, toys, videogame controllers, watches, remote controls, smoke alarms, window covering deployment and retraction motors, installed sensors and night and emergency lighting fixtures that use or are capable of using a rechargeable battery. The Company is targeting both consumer and commercial enterprise markets that use such rechargeable fixed and mobile devices.

On January 2, 2014, the board of directors and stockholders approved the name change for the Company to Energous Corporation from DvineWave Inc.

As of June 30, 2014, the Company had not yet completed the development of its product and had not yet recorded any revenues. Since inception, the Company’s primary activities have consisted of developing its technology, developing its business plan, raising capital and recruiting and hiring its executive team. To date, these activities have been funded primarily through the sale of Senior Secured Convertible Notes (“Convertible Notes”) (See Note 6, Private Placement), the funding of the Company’s initial public offering (“IPO”), which was consummated on April 2, 2014 (See Note 8 – Stockholders’ Equity (Deficit)) and the sale of the company common stock to a strategic investor (See Note 8 – Stockholders’ Equity (Deficit)).

Effective March 26, 2014, pursuant to authority granted by the stockholders and the Board of Directors of the Company, the Company implemented a 1-for-3.99 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”). All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the Reverse Split.

Note 2 – Liquidity and Management Plans

The Company has not generated revenues since its inception and had net income (loss) of $278,621 and ($2,015,122) for the three months ended June 30, 2014 and 2013, respectively, and net losses of $30,731,102 and $2,069,446 for the six months ended June 30, 2014 and 2013, respectively. The net income of $278,621 was principally on account of non-cash other income items, including $1,725,823 for the change on the fair value of derivative liabilities and $2,084,368 for a gain on the extinguishment of the convertible notes, net of discount, accrued interest and related derivatives.

As of June 30, 2014, the Company had cash on hand of $22,945,443. In April 2014, the Company completed its IPO of 4,600,000 shares of common stock through which the Company raised net proceeds of approximately $24.8 million. In connection with the completion of the IPO, the Company’s outstanding convertible notes and interest were converted into 1,833,336 and 96,792 shares, respectively, of common stock, thus extinguishing the debt associated with the notes. On April 4, 2014, the Company issued 210,527 shares of common stock to a strategic investor upon the receipt of net proceeds of $900,000 ($300,000 received on March 27, 2014, $700,000 received on April 4, 2014 less $100,000 to MDB Capital Group as a commission ). The company expects that cash on hand after the IPO will be sufficient to fund its operations through 2015.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 2 – Liquidity and Management Plans, continued

Research and development of new technologies is, by its nature, unpredictable.  Although the Company will undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from the Company’s recently completed IPO and strategic investor financing will be sufficient to enable it to develop its technology to the extent needed to create future revenues to sustain its operations.  The Company expects that it may choose to pursue additional financing, depending upon the market conditions, which could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Should the Company choose to pursue additional financing, there is no assurance that the Company would be able to do so on terms that it would find acceptable.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 and related notes thereto included in the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2014.

Reclassification

Certain amounts within the fiscal year 2013 consolidated financial statements have been reclassified in order to conform to the fiscal year 2014 presentation. These reclassification had no impact on previously reported results of operations or stockholder’s equity.

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

The Company’s significant estimates and assumptions include the valuation of the Company’s common stock, the valuation of stock-based compensation instruments and the valuation of derivative financial instruments, the amortization of deferred financing costs and the useful lives of long-lived assets, and income tax expense. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all costs incurred to the point when a patent application is to be filed are expended as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $1,556,493 and $395,217 for the three months ended June 30, 2014 and 2013, and $2,485,706 and $436,426 for the six months ended June 30, 2014 and 2013, respectively.

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2014, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three and six months ended June 30, 2014 and 2013.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), the vesting of restricted stock units (“RSUs”), the exercise and/or conversion of the Company’s convertible notes and warrants (using the if-converted method). The computation of diluted income (loss) per share excludes potentially dilutive securities of 0 and 2,278,205 for the three months ended June 30, 2014 and 2013, respectively, and 2,669,006 and 2,278,205 for the six months ended June 30, 2014 and 2013, respectively, because their inclusion would be antidilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Convertible Notes – principal	-	1,833,336	-	1,833,336
Convertible Notes – accrued interest	-	13,863	-	13,863
Consulting Warrant to purchase common stock	-	278,228	278,228	278,228
Financing Warrant to purchase common stock	-	152,778	152,778	152,778
IPO Warrants to purchase common stock	-	-	460,000	-
IR Consulting Warrant	-	-	36,000	-
Options to purchase common stock	-	-	1,737,965	-
RSUs	-	-	4,035	-
Total potentially dilutive securities	-	2,278,205	2,669,006	2,278,205

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Net Loss Per Common Share, continued

For the three months ended June 30, 2014, the Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

Three months ended June 30, 2014
Numerator:
Net income (numerator for basic and diluted earnings per share)	$278,621

Weighted average shares outstanding (denominator for basic earnings per share)	9,370,172

Effect of dilutive securities:
Assumed exercise of stock options, treasury method	846,566
Assumed exercise of warrants, treasury method	555,735
Assumed vesting of Restricted Stock Units	1,197
Dilutive potential common shares	1,403,498
Denominator for diluted earnings per share – weighted average shares and assumed potential common shares	10,773,670
Earnings per share, diluted	$0.03

Since the effect of the assumed conversion of convertible debt on diluted earnings per share would be, in fact, anti-dilutive, the assumed conversion of convertible debt has been excluded from the computation of basic and diluted earnings per share for the three months ended June 30, 2014.

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

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Fair Value Measurements, continued

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the liabilities that are measured at fair value on a recurring basis.

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

As of June 30, 2014, the Company no longer had financial instruments which were derivative liabilities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the six months ended June 30, 2014
Beginning balance	$6,277,000
Change in fair value of conversion feature and warrants	26,265,177
Extinguishment of derivative liability upon conversion of Convertible Notes	(26,790,177)
Extinguishment of derivative liability upon modification of Financing Warrant	(1,733,000)
Extinguishment of derivative liability upon modification of Consulting Warrant	(4,019,000)
Ending balance	$-

The conversion feature of the Convertible Notes immediately prior to conversion was measured at fair value using a Monte Carlo simulation (which also represented the intrinsic value of the conversion feature) and was classified within Level 3 of the valuation hierarchy. The warrant liabilities for the Financing Warrant and the Consulting Warrant, immediately prior to modification were measured at fair value using a Monte Carlo simulation and were classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Note 6 – Private Placement.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Fair Value Measurements, continued

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Interim Chief Financial Officer determined its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Interim Chief Financial Officer with support from the Company’s consultants and which are approved by the Interim Chief Financial Officer.

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

The Company used a Monte Carlo model to value Level 3 financial liabilities at inception and on subsequent valuation dates. Except that the conversion feature of the convertible notes immediately prior to conversion were valued at intrinsic value. This simulation incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as, volatility. The Company also used a binomial simulation and Black-Scholes economic model as supplemental valuation tools in order to validate the reasonableness of the results of the Monte Carlo simulation when measuring the Financing Warrant and the Consulting Warrant.

A significant increase in the volatility or a significant increase in the Company’s stock price, in isolation, would result in a significantly higher fair value measurement. Changes in the values of the derivative liabilities were recorded in Change in Fair Value of Derivative Liabilities within Other Expense (Income) on the Company’s Statements of Operations.

As of June 30, 2014, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

In accordance with the provisions of ASC 815, the Company presented the conversion feature and warrant liabilities at fair value on its balance sheet, with the corresponding changes in fair value recorded in the Company’s statement of operations for the applicable reporting periods.

Management determined that the results of its valuations are reasonable.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt this ASU effective with this Quarterly Report on Form 10-Q and its adoption resulted in the removal of previously required development stage disclosures.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2014, through the date which the condensed financial statements are issued. Based upon the review, other than described in Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Note 4 – Property and Equipment

Property and equipment are as follows:

	As of
	June 30, 2014	December 31, 2013
Computer software	$130,928	$114,876
Computer hardware	373,072	36,240
Furniture and fixtures	29,574	28,458
Leasehold improvements	15,708	14,755
	549,282	194,329
Less – Accumulated depreciation	(59,522)	(4,717)
Total property and equipment, net	$489,760	$189,612

Total depreciation and amortization expense of the Company’s property and equipment was $30,592 and $47 for the three months ended June 30, 2014 and 2013, and $54,805 and $47, for the six months ended June 30, 2014 and 2013, respectively, reflected within general and administrative expense.

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	As of
	June 30, 2014	December 31, 2013
Accrued interest payable	$-	$207,945
Accrued compensation	151,548	19,894
Other accrued expenses	-	15,784
Total	$151,548	$243,623

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 6 – Private Placement

Senior Secured Convertible Notes

On May 16, 2013, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of $5,500,009 principal amount of senior secured convertible notes (the “Convertible Notes”). In connection with the sale of the Convertible Notes (the “Bridge Financing”), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) and a security agreement (the “Security Agreement”) with the Investors. The closing of the Bridge Financing was completed on May 16, 2013. The Convertible Notes bore interest at 6% per annum and would have matured on August 16, 2014.

In connection with the funding of the IPO, on April 2, 2014, the principal and interest due under the Convertible Notes of $5,500,009 and $290,219, were converted into 1,833,336 and 96,792 shares, respectively, of common stock. The purchasers of the Convertible Notes are subject to lock-up requirements for periods that expire October 2, 2014. The security agreement terminated on April 2, 2014, upon the conversion of the Convertible Notes.

Accounting for the Senior Secured Convertible Notes

Pursuant to the terms of the Convertible Notes, the conversion price was subject to adjustment in the event of an IPO, other financing and upon certain other events. The embedded conversion feature was not clearly and closely related to the host instrument and was bifurcated from the host Convertible Notes as a derivative, principally because the instrument’s variable exercise price terms would not qualify as being indexed to the Company’s own common stock. Accordingly, through April 1, 2014, this conversion feature instrument was classified as a derivative liability.  Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

The Company calculated the fair value of the embedded conversion feature of the Convertible Notes at April 2, 2014 at the conversion features’ fair value, with the observable assumptions as provided in the table below.

As of April 2, 2014
Stock price on valuation date	$13.88
Conversion price	$3.00
Fair value	$26,790,177

The amortization of debt discount related to the Convertible Notes was $44,112 and $56,136, respectively for the three months ended June 30, 2014 and 2013, and $964,851 and $56,136, respectively, for the six months ended June 30, 2014 and 2013.  During the three months ended June 30, 2014 and 2013, the Company recorded a (decrease) increase of ($1,668,823) and $16,000, and during the six months ended June 30, 2014 and 2013, the Company recorded an increase of $21,217,177 and $16,000, respectively, in the fair value of the derivative liability for the conversion feature of the Convertible Notes, which was recorded as a change in the fair value of derivative liabilities within the condensed statement of operations. On April 2, 2014, upon the consummation of the IPO, the Convertible Notes and Accrued Interest were converted to 1,833,336 and 96,792 shares, respectively, of the Company’s common stock. This conversion was accounted for as an extinguishment. Accordingly, on April 2, 2014, the Company recorded a gain of $2,084,368 upon the extinguishment of the Convertible Notes, accrued interest, and the related derivative liability. Thereupon, the 1,930,128 shares of common stock were issued and were recorded at their aggregate fair value of $26,790,177.

Energous Corporation

(f/k/a DvineWave Inc.)

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

In connection with the sale of the Convertible Notes, the Company paid MDB a cash fee of $538,393 and sold to MDB for $1,000 in cash, a warrant issued on May 16, 2013 (the “Financing Warrant”) to purchase shares of the Company’s common stock. The Financing Warrant was fully vested upon issuance, has a term of five years and may not be exercised until six months after the consummation of a qualifying firm commitment underwritten initial public offering. Pursuant to the terms of the Financing Warrant, the aggregate exercise price is fixed at $550,000, with the per share exercise price being $3.60 based upon 120% of the conversion price of $3.00 of the Convertible Notes upon the consummation of the IPO. As of June 30, 2014, the Financing Warrant was exercisable into 152,778 shares of the Company’s common stock, assuming an exercise price of $3.60 per share (or 120% of the Convertible Notes conversion price of $3.00 per share).

As originally executed and through June 24, 2014, in the event of a non-liquid exit transaction, as defined in the Financing Warrant agreement, the holder of the Financing Warrant could have put the Financing Warrant back to the Company for a cash settlement at a fair value amount that would be determined by appraisal and agreed to by both parties (the “Financing Warrant Put”). On June 25, 2014, the Financing Warrant was modified to remove the Financing Warrant put feature.

MDB shall have certain registration rights with respect to the common stock issued upon exercise of the Financing Warrant, including a one-time demand registration right with respect to such common stock.

Consulting Agreement

On January 23, 2013, the Company entered into a consulting agreement with MDB (the “Consulting Agreement”), pursuant to which MDB agreed to provide financial, strategic and intellectual property advisory services. The Consulting Agreement had an initial term of 180 days, and was renewed automatically upon the expiration of its initial term, after which it will continue in effect until it is terminated by either party with 30 days written notice to the other party. On July 11, 2014, the Company provided notice to MDB of its termination of the Consulting Agreement.

As consideration for services provided under the Consulting Agreement prior to May 16, 2013, the Company sold to MDB for $1,500 in cash, a warrant (the “Consulting Warrant”) for the purchase of an aggregate of 278,228 shares of the Company’s common stock. The Consulting Warrant was fully vested upon issuance, has a term of five years, an exercise price of $0.04 per share and may not be exercised until six months after the consummation of the IPO. The Consulting Warrant may be exercised on a cashless basis. As originally executed and through June 24, 2014, in the event of a non-liquid exit transaction, as defined in the Consulting Warrant, the holder of the Consulting Warrant could have put the Consulting Warrant back to the Company for a cash settlement at a fair value amount that would be determined by appraisal and agreed to by both parties (the “Consulting Warrant Put”). On June 25, 2014, the Consulting Warrant was modified to remove the Consulting Warrant put feature.

MDB shall have certain registration rights with respect to the common stock issued upon exercise of the Consulting Warrant, including a one-time demand registration right with respect to such common stock.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 6 – Private Placement, continued

Accounting for the Financing Warrant and the Consulting Warrant

The Company determined that due to their cash settlement features, as originally issued, both the Financing Warrant and the Consulting Warrant qualified as derivative instruments.  Accordingly upon issuance, these instruments were classified as derivative liabilities.  Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period. Effective on June 25, 2014, upon the removal of the cash settlement put features within the Financing Warrant and the Consulting Warrant, (as discussed above), each of the Consulting Warrant and the Financing Warrant no longer qualified as derivative instruments. Accordingly, on June 25, 2014, after first recording a mark-to-market adjustment to fair value, the aggregate fair value of $5,752,000 for both warrants was credited to additional paid in capital.

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

Provided below are the principal assumptions used in the measurement of the fair values of the Financing Warrant and the Consulting Warrant as of June 24, 2014 and December 31, 2013.

	As of June 24, 2014		As of December 31, 2013
	Financing Warrant	Consulting Warrant	Financing Warrant	Consulting Warrant
Stock price on valuation date	$14.69	$14.69	$1.68	$1.68
Exercise price	$3.60	$0.04	$2.49	$0.04
Term (years)	3.89	3.89	4.38	4.38
Expected volatility	60%	60%	60%	60%
Dividend yield	0%	0%	0%	0%
Weighted average risk-free interest rate	1.33%	1.33%	1.75%	1.75%
Number of warrants	152,778	278,228	220,905	278,228
Number of trials	20,000	20,000	20,000	20,000
Aggregate fair value	$1,733,000	$4,019,000	$175,000	$529,000

The initial fair value of the Financing Warrant was $186,500 and was accounted for as derivative issuance expense and along with the other derivative issuance expenses (see below), was expensed upon the issuance of the Convertible Notes. The initial fair value of the Consulting Warrant was $537,500, and was expensed immediately as a consulting fee and was recorded within general and administrative expenses in the condensed statement of operations for the year ended December 31, 2013. During the three months ended June 30, 2014 and 2013, the Company recorded an aggregate (decrease) increase of ($57,000) and $6,500, respectively, and during the six months ended June 30, 2014 and 2013, the Company recorded increases of $5,048,000 and $6,500, respectively, in the fair values of the derivative liability of the Financing Warrant and the Consulting Warrant, which was recorded as a change in the fair value of derivative liabilities within the condensed statement of operations.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 6 – Private Placement, continued

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

As of June 30, 2014, 16,300 shares under the IR Consulting Warrant were vested, and no IR Incentive Warrants have been granted.

For the three and six months ended June 30, 2014, the Company incurred stock-based compensation expense of $98,545 and $159,573 respectively, in connection with the IR Consulting warrant, which was included in general and administrative expense.

Operating Lease

On October 4, 2013, the Company executed a lease expiring on June 4, 2014 for 3,562 square feet of office space in Pleasanton California from an affiliate of Greg Brewer, one of the Company’s former directors, with a base rent of $6,055 per month. The lease was amended and extended to September 4, 2014 with a base monthly rent of $8,548 for the period June 5, 2014 through September 4, 2014. The Company has the right to terminate the lease upon 30 days written notice.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 8 – Stockholders’ Equity (Deficit)

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

Initial Public Offering

The registration statement for the Company’s IPO was declared effective on March 27, 2014. On April 2, 2014, the Company consummated the Public Offering of 4,600,000 shares of common stock (including 600,000 shares issued pursuant to the over-allotment option granted to the underwriter) at $6.00 per share and received from the underwriter net proceeds of $25,214,596 (net of underwriter’s discount of $2,208,000 and underwriter offering expenses of $177,404). The Company incurred additional offering expenses of $430,745, yielding net proceeds from the IPO of $24,783,851.

IPO Underwriter Warrant

Simultaneous with the funding of the IPO, the Company issued to the underwriter a warrant to purchase 460,000 shares of common stock (“IPO Underwriter Warrant”) at an exercise price of $7.50 per share with an expiration date of April 2, 2024. The shares underlying the IPO Underwriter Warrant are subject to a 180 day lock-up. The IPO underwriter warrant was recorded net of the proceeds from the IPO.

Sale of Common Stock

The Company entered into a stock purchase agreement dated March 7, 2014, under which a strategic investor (‘Strategic Investor”) agreed to purchase 210,527 shares of our common stock $0.0001 par value for gross proceeds of $1,000,000. On April 4, 2014, the Company issued 210,527 shares of common stock upon the receipt of the proceeds of $1,000,000 ($300,000 received on March 27, 2014, $700,000 received on April 4, 2014). In connection with this sale, the Company paid a commission of $100,000 to MDB. The shares issued are subject to a one year lock-up and a one year voting control agreement.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 9 – Stock Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

In December 2013 the Company’s board and stockholders approved the “2013 Equity Incentive Plan”, providing for the issuance of equity based instruments covering up to an initial total of 1,042,167 shares of common stock. Effective on March 27, 2014, the aggregate total shares which may be issued under the 2013 Equity Incentive Plan were increased to 2,335,967, as described below.

Effective on March 10, 2014, the Company’s board of directors and stockholders approved the First Amendment to the 2013 Equity Incentive Plan which provided for an increase in the aggregate number of shares of common stock that may be issued pursuant to the Plan to equal 18% of the total number of shares of common stock outstanding immediately following the completion of the IPO (assuming for this purpose) the issuance of all shares issuable under the Company’s equity plans, the conversion into common stock of all outstanding securities that are convertible by their terms into common stock and the exercise of all options and warrants exercisable for shares of common stock and including shares and warrants issued to the underwriters for such IPO upon exercise of its over-allotment options.

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

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 9 – Stock Based Compensation, continued

Stock Options

On January 7, 2014, the Company’s board of directors granted to various employees and consultants from the 2013 Equity Incentive Plan, net of forfeitures through March 31, 2014, stock options to purchase an aggregate of 457,644 shares of the Company’s common stock at an exercise price of $2.49 per share and have a term of ten years. Included in these grants were 57,644 options to Michael Leabman, Chief Technical Officer pursuant to his employment contract, 80,201 options to George Holmes, Vice President of Sales and Marketing and 319,799 options to other employees and consultants. The option awards granted to Mr. Leabman vested 3/48ths on the date of grant, and will vest 1/48th monthly over the following 45 months. The option award granted to Mr. Holmes will cliff vest 25% of the award on October 1, 2014 and then will vest 1/48th of the initial award monthly for the following 36 months. Option awards granted to all other employees and consultants cliff vest 25% of the award on the later of the first anniversary of the date they started working for the Company or October 1, 2014 and then will vest 1/48th of the initial award monthly for the following 36 months. The options had an aggregate grant date fair value of $762,699 utilizing the Black-Scholes option pricing model.

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

Energous Corporation

(f/k/a DvineWave Inc.)

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

The Company estimated the fair value of stock options awarded during the six months ended June 30, 2014 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

Option Grants Awarded During the Six Months Ended June 30, 2014
Stock Price	$2.49 to $6.00
Dividend Yield	0%
Expected Volatility	60%
Risk-free interest rate	1.30% to 2.03%
Expected Life	3.75 to 6.25 years

As of June 30, 2014, the unamortized value of options held by employees was $3,391,390. As of June 30, 2014, the unamortized portion will be expensed over a weighted average period of 3.21 years.

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, January 1, 2014	275,689	$1.68	$-	-	$-
Granted	1,542,477	4.63	2.60	-	-
Exercised	-	-	-	-	-
Forfeited	(80,201)	2.49	1.42	-	-
Outstanding June 30, 2014	1,737,965	$4.26	$2.24	9.6	$18,870,894

Exercisable, January 1, 2014	17,231	$1.68	$-	-	$-
Vested	228,893	4.87	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercisable, June 30, 2014	246,124	$4.65	$3.00	9.6	$2,577,071

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 9 – Stock Based Compensation, continued

Stock Option Award Activity, continued

The following table presents information related to stock options outstanding and exercisable at June 30, 2014:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$1.68	275,689	9.5	51,692
2.49	457,644	9.5	10,808
3.63	51,958	9.7	25,980
4.99	99,214	9.7	9,507
6.00	853,460	9.6	148,137
	1,737,965	9.6	246,124

Restricted Stock Units (“RSUs)

On June 3, 2014, the compensation committee of the board of directors of the Company granted to a member of the Company’s advisory board, an RSU award under which the holder has the right to receive 4,035 shares of common stock. The award was granted under the 2014 Non-Employee Equity Compensation Plan. The RSU had a grant date fair value of $49,590 based upon the fair value of the Company’s common stock on the date of grant. This RSU vested 504 shares on June 30, 2014 and vests 504 shares on each of the seven succeeding three month anniversaries of the grant date.

The Company accounts for RSUs granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of the Company’s common stock.

At June 30, 2014, the unamortized value of the RSU was $53,383. The unamortized amount will be expensed over a period of 1.75 years.

A summary of the activity related to RSUs for the six months ended June 30, 2014 is presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	-	$-
RSU Granted	4,035	12.29
RSUs vested	(504)	12.29
RSUs forfeited	-	-
Nonvested at June 30, 2014	3,531	$12.29

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 9 – Stock Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock based compensation costs recognized for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$314,210	$-	$745,305	$-
RSUs	7,626	-	7,626	-
IR warrant	98,545	-	159,573	-
Total	$420,381	$-	$912,504	$-

The total amount of stock-based compensation was reflected within the condensed statements of operations as:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$95,485	$-	$239,252	$-
General and administrative	155,128	-	492,510	-
Marketing	169,768	-	180,742	-
Total	$420,381	$-	$912,504	$-

Note 10 – Subsequent Events

Grant of RSUs

On July 14, 2014, the compensation committee of the board of directors granted to Mr. Holmes an RSU under which the holder has the right to receive 44,836 shares of the Company’s common stock. The award was granted under the 2013 Equity Incentive Plan. The award granted to Mr. Holmes vests over four years through March 28, 2018. Pursuant to the terms of the award, the shares not vested terminate upon separation from the Company.

On July 14, 2014, the compensation committee of the board of directors granted to various employees and consultants, RSUs under which the holders have the right to receive 228,500 shares of the Company’s common stock. These awards were granted under the 2013 Equity Incentive Plan and vest over four years through March 28, 2018. Pursuant to the terms of the awards, the shares not vested terminate upon separation from the Company.

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

Overview

We are developing technology that can enable wire-free charging or powering of electronic devices at a distance. We believe our technology is a novel approach, in that it charges or powers devices by surrounding them with a three dimensional (“3D”) pocket of energy formed by radio frequencies (“RF pocket”). In our laboratory, our prototype devices have enabled wireless transmission of energy from a transmitter (similar in size and shape to a Wi-Fi router) to multiple receiver test boards at a distance of up to 15 feet. Our test boards are constructed from commercially available parts and components, are not optimized for our receiver application and are too large to be incorporated in commercially marketed products. We have developed the first generation receiver chip to integrate into additional test devices. This receiver chip has been designed to optimize our technology into a significantly smaller space and allow for the incorporation of our receiver technology into various products. The receiver chip we have developed and its successors are expected to be integrated into low-power (under 10 watts) electronic devices. We believe these chips should be able to utilize the received energy to either power the device directly or charge the battery that powers the device. We are also developing management and control of our solution through a software application that will ultimately reside on the device being charged. We believe that if our development efforts are successful, our transmitter/receiver solution will initially be able to power or charge multiple electronic devices simultaneously between 1 to 4 watts per device at distances of up to a 15 foot radius and 30 foot span. Subsequent development efforts will focus on increasing the charging wattage, increasing the distance of charging, enhancing reliability, enhancing management and control of the solution, as well as reducing end-solution cost.

We were incorporated in Delaware on October 30, 2012 under the name DvineWave Inc. and in January 2014 we changed our name to Energous Corporation. We are located in Pleasanton, CA. To date, our operations have been funded through the sale of our common stock and convertible debt (which has since been converted into shares of our common stock).

We intend to license our technology to various consumer electronics companies, including component manufacturers, original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and branded consumer electronics firms. We believe strategic relationships with key consumer electronics supply chain licensees will enable us to reap the benefits of our technology much faster and more cost-effectively than by manufacturing, distributing or installing products ourselves.

In our operating history, we have developed a beta system consisting of a base station transmitter, a smart phone receiver case, receiver test boards and management software. In addition, we have designed the first in a series of application specific integrated circuit (“ASIC”) to optimize our transmitter technology. Furthermore, we have designed the first in a series of ASIC’s to optimize our receiver technology. In connection with the receiver technology, we have designed multiple smart phone charging cases, which are still under development. Complementing our hardware designs, we have developed a software application that we believe allows for management, control, statistics and prioritization of the charging for the remote devices via a smartphone, tablet or PC.

We have pursued an aggressive intellectual property strategy and are developing new patents. As of August 12, 2014, we have 65 pending U.S. patents and provisional patent applications. Thus far we have identified more than 65 specific inventions we believe to be novel and patentable, and we intend to continue filing these inventions for patent protection.

We have recruited and hired a seasoned management team with public company and relevant industry experience to develop and execute our operating plan. In addition, we have hired and have identified additional engineering resources, which we expect will build up the engineering capability of our internal team.

We have not yet generated any revenue to date, and have incurred significant losses from operations since inception. We expect to continue to incur operating losses for the foreseeable future as we develop our technology.

Plan of Operations

Our strategy is to continue to focus on the development of our remote charging technology with our current goal being to license this technology to consumer electronics supply chain firms or manufacturers or developers of toys and other devices that would benefit from remote charging. We expect samples of our remote charging technology to be available to early adopting strategic partners in late 2014 with general availability to strategic partners in 2015. Prototypical devices from strategic partners incorporating our technology remain on track for limited display in January 2015, while general availability to the end consumer of our technology enabled products is targeted for late 2015. We expect to use the net proceeds received from our recently completed IPO to continue our remote charging technology development, develop product reference designs, complete certification testing, protect our intellectual property, pursue licensing partners and for working capital and other general corporate purposes. Our anticipated costs include employee salaries and benefits, compensation paid to consultants and independent contractors, capital costs for research, equipment and office facilities, cost for ASIC manufacturing and testing, cost associated with governmental certification testing, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We anticipate adding employees in the areas of research and development, sales and marketing, operations and general and administrative functions required to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors including, but not limited to, the pace of progress of our development and licensing efforts, unexpected difficulties arising in the process of protecting our intellectual property, market conditions, and changes in or revisions to our marketing strategies. In addition, we may use a portion of the net proceeds from our recently completed IPO to acquire complementary products, technologies or businesses; however, we do not have plans for any acquisitions at this time. We have significant discretion in the use of such net proceeds.

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

Three Months Ended June 30, 2014 and 2013

Operating Expenses and Loss from Operations. Loss from operations for the three months ended June 30, 2014 was $3,495,023 as compared to $1,896,117 for the three months ended June 30, 2013. The increase in loss from operations resulted primarily from ASIC development, other research and development and marketing expenditures, employee and consultant compensation, stock-based compensation, as well as the legal and accounting costs incurred in connection with compliance with our Securities and Exchange Commission (“SEC”) reporting obligations.

Derivative instrument issuance expense was $0 and $878,022 for the three months ended June 30, 2014 and 2013, respectively. Research and development expense was $1,556,493 and $395,217 and included stock-based compensation of $95,485 and $0, patent application costs of approximately $290,000 and $215,000, and ASIC development costs of approximately $598,000 and $76,000 for the three months ended June 30, 2014 and 2013, respectively. General and administrative expense was $1,133,101 and $622,878 and included stock-based compensation of $155,128 and $0 for the three months ended June 30, 2014 and 2013, respectively. Marketing expense was $805,429 and $0 and included stock-based compensation of $169,768 and $0 for the three months ended June 30, 2014 and 2013, respectively.

Change in Fair Value of Derivative Liabilities. Change in fair value of derivative liabilities for the three months ended June 30, 2014 was a gain of $1,725,823 as compared to a loss of $22,500 for the three months ended June 30, 2013. The gain in fair value of derivative liabilities during the three months ended June 30, 2014 resulted primarily from a decrease in the Company’s stock price during the two days ended April 2, 2014.

Interest Expense, Net. Interest expense for the three months ended June 30, 2014 was $36,547 as compared to $96,505 for the three months ended June 30, 2013 and included amortization of debt discount of $44,112 and $56,136, respectively. The decrease in interest expense, net, resulted primarily from the convertible notes being outstanding only one day during the three months ended June 30, 2014, as compared to 46 days during the three months ended June 30, 2013 and the recognition of approximately $10,000 more in interest income during the three months ended June 30, 2014 earned from the investment of the proceeds from the IPO.

Gain on Debt Extinguishment. Gain on debt extinguishment for the three months ended June 30, 2014 was $2,084,368 as compared to $0 for the three months ended June 30, 2013. The gain on debt extinguishment resulted from the conversion of the convertible notes and the related extinguishment of the notes, accrued interest payable and the derivative liability.

Net Income (Loss).  As a result of the above, net income for the three months ended June 30, 2014 was $278,621 as compared to a loss of $2,015,122 for the three months ended June 30, 2013.

Six months ended June 30, 2014 and 2013

Operating Expenses and Loss from Operations. Loss from operations for the six months ended June 30, 2014 was $5,515,556 as compared to $1,950,457 for the six months ended June 30, 2013. The increase in loss from operations resulted primarily from ASIC development, patent application, other research and development and marketing expenditures, employee and consultant compensation, stock-based compensation, as well as the legal and accounting costs incurred in connection with compliance with our Securities and Exchange Commission (“SEC”) reporting obligations.

Derivative instrument issuance expense was $0 and $878,022 for the six months ended June 30, 2014 and 2013, respectively. Research and development expense was $2,485,706 and $436,246 and included stock-based compensation of $239,252 and $0, patent application costs of approximately $452,000 and $240,000 and ASIC development costs of approximately $815,000 and $76,000 for the six months ended June 30, 2014 and 2013, respectively. General and administrative expense was $1,802,390 and $636,009 and included stock-based compensation of $492,510 and $0 for the six months ended June 30, 2014 and 2013, respectively. Marketing expense was $1,227,460 and $0 and included stock-based compensation of $180,742 and $0 for the six months ended June 30, 2014 and 2013, respectively.

Change in Fair Value of Derivative Liabilities. Change in fair value of derivative liabilities for the six months ended June 30, 2014 was $26,265,177 as compared to $22,500 for the six months ended June 30, 2013. The increase in change in fair value of derivative liabilities resulted primarily from an increase in the Company’s stock price from January 1, 2014 through April 2, 2014.

Interest Expense, Net. Interest expense for the six months ended June 30, 2014 was $1,034,737 as compared to $96,489 for the six months ended June 30, 2013 and included amortization of debt discount of $964,851 and $56,136, respectively. The increase in interest expense, net, resulted primarily from the convertible notes being outstanding only one day during the three month ended June 30, 2014, as compared to 46 days during the three months ended June 30, 2014.

Gain on Debt Extinguishment. Gain on debt extinguishment for the six months ended June 30, 2014 was $2,084,368 as compared to $0 for the six months ended June 30, 2013. The gain on debt extinguishment resulted from the conversion of the convertible notes and the related extinguishment of the notes, accrued interest payable and the derivative liability.

Net Loss.  As a result of the above, net loss for the six months ended June 30, 2014 was $30,731,102 as compared to $2,069,446 for the six months ended June 30, 2013.

Liquidity and Capital Resources

We have not generated revenues since inception and have a net income (loss) of $278,621 and ($2,015,122) for the three months ended June 30, 2014 and 2013, and net losses of $30,731,102 and $2,069,446 for the six months ended June 30, 2014 and 2013, respectively. Since inception, we have met our liquidity requirements principally through the private placement of convertible notes, our recently completed IPO and the sale of our common stock to a strategic investor.

As of June 30, 2014, we had cash on hand of $22,945,443. In April 2014 we completed our IPO of 4,600,000 shares of common stock through which we raised net proceeds of approximately $24.8 million. In connection with the completion of the IPO, our outstanding convertible notes and interest accrued thereon were converted into 1,833,336 and 96,792 shares, respectively, of common stock, thus extinguishing the debt associated with the notes. On April 4, 2014, we issued 210,527 shares of common stock to a strategic investor upon the receipt of net proceeds of $900,000 ($300,000 received on March 27, 2014, $700,000 received on April 4, 2014, net of commissions paid of $100,000). We believe our current cash on hand will be sufficient to fund our operations through 2015.

During the six months ended June 30, 2014, cash flows used in operating activities were $4,426,554, consisting of a net loss of $30,731,102 less non-cash expenses aggregating $26,112,969 (representing principally the amortization of debt discount of $964,851, stock based compensation of $912,504 and the change in fair value of derivative liabilities of $26,265,177 offset by the gain on the conversion of notes of $2,084,368). During the six months ended June 30, 2013, cash flows used in operating activities were $966,191, consisting of a net loss of $2,069,446, offset by non-cash expenses of $802,683 and net changes in operating assets and liabilities of $300,572.

During the six months ended June 30, 2014 and 2013, cash flows used in investing activities were $354,953 and $1,695, respectively. The increase for the six months ended June 30, 2014 consisted principally of the purchase of laboratory and computer equipment and software.

During the six months ended June 30, 2014, cash flows provided by financing activities were $25,773,170 and consisted principally of the net proceeds from our IPO of $25,214,596, and net proceeds of $900,000 from the sale of our common stock. During the six months ended June 30, 2013, cash flows provided by financing activities were $5,700,690 and consisted principally of $165,217 in proceeds from the sale of the Company’s common stock and $5,500,009 in proceeds from the sale of convertible debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and interim chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, as of June 30, 2014, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Use of Proceeds from Registered Securities

On March 27, 2014, our Registration Statement on Form S-1, as amended (Reg. No. 333-193522) was declared effective in connection with the IPO of our common stock, pursuant to which we sold 4,600,000 shares of common stock at a price to the public of $6.00 per share, including the full exercise of the underwriters' option to purchase additional shares. In April 2014, we completed our IPO of 4,600,000 shares of common stock through which we raised net proceeds of approximately $24.8 million after deducting approximately $2.4 million in underwriting discounts, commissions and expenses and approximately $400,000 offering expenses payable by us. MDB Capital Group, Inc. was the underwriter for the offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

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

ENERGOUS CORPORATION
(Registrant)

Date: August 13, 2014	By:	/s/ Stephen R. Rizzone
Name: Stephen R. Rizzone
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2014	By:	/s/ Howard R. Yeaton, Jr.
Name: Howard R. Yeaton, Jr.
Title: Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36379) filed on May 14, 2014)
3.3	Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
10.1	Form of Amendment to Warrant to Purchase Common Stock Dated June 25, 2014 (filed herewith)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document.(1)
101.SCH	XBRL Taxonomy Schema. (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

