Form 10-Q
period 2014-09-30
Energous Corp
filed 2014-11-10
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-36379

ENERGOUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-1318953
(State of incorporation)	(I.R.S. Employer Identification No.)

3590 North First Street, Suite 210, San Jose, CA 95134

(Address of principal executive office)        (Zip code)

(408) 963-0200

(Registrant’s telephone number, including area code)

303 Ray Street, Pleasanton, CA 94566

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 10, 2014, there were 9,490,435 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

Part I Financial Information

Item 1. Financial Statements

Energous Corporation

(f/k/a DvineWave Inc.)

CONDENSED BALANCE SHEETS

	As of
	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,420,480	$1,953,780
Prepaid expenses and other current assets	279,674	127,197
Prepaid rent, current	80,000	-
Total current assets	18,780,154	2,080,977

Property and equipment, net	1,298,894	189,612
Prepaid rent, non-current	320,000	-
Deferred offering costs	-	88,319
Other assets	8,569	6,959
Total assets	$20,407,617	$2,365,867

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,489,114	$361,038
Accrued expenses	456,263	243,623
Convertible promissory notes, net	-	829,298
Derivative liabilities	-	6,277,000
Total current liabilities	1,945,377	7,710,959

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred Stock, $0.00001 par value, 10,000,000 and 0 shares authorized at September 30, 2014 and December 31, 2013, respectively; no shares issued or outstanding.	-	-
Common Stock, $0.00001 par value, 50,000,000 and 40,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 9,490,435 and 2,708,217 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	94	27
Additional paid-in capital	60,583,614	197,249
Accumulated deficit	(42,121,468)	(5,542,368)
Total stockholders’ equity (deficit)	18,462,240	(5,345,092)
Total liabilities and stockholders’ equity (deficit)	$20,407,617	$2,365,867

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

(f/k/a DvineWave Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Operating expenses:
Derivative instrument issuance	$-	$9,040	$-	$887,062
Research and development	3,699,057	583,524	6,184,762	1,019,950
General and administrative	1,322,048	172,894	3,124,439	808,903
Marketing	809,333	32,014	2,036,793	32,014
Loss from operations	(5,830,438)	(797,472)	(11,345,994)	(2,747,929)

Other (expense) income:
Change in fair value of derivative liabilities	-	(89,000)	(26,265,177)	(111,500)
Interest, net	5,258	(286,891)	(1,029,479)	(383,380)
Loss on retirement of fixed assets	(22,818)	-	(22,818)	-
Gain on debt extinguishment	-	-	2,084,368	-
Total	(17,560)	(375,891)	(25,233,106)	(494,880)

Net loss	$(5,847,998)	$(1,173,363)	$(36,579,100)	$(3,242,809)

Basic and diluted net loss per common share	$(0.62)	$(0.42)	$(5.08)	$(1.26)

Weighted average shares outstanding, basic and diluted	9,458,359	2,782,285	7,203,642	2,570,014

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

(f/k/a DvineWave Inc.)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2014	2,708,217	$27	$197,249	$(5,542,368)	$(5,345,092)

Stock-based compensation - amortization of stock options	-	-	1,070,939	-	1,070,939

Stock-based compensation - amortization of IR consultant warrant	-	-	198,983	-	198,983

Stock-based compensation - amortization of consultant restricted stock units ("RSUs")	-	-	389,482	-	389,482

Issuance of shares to strategic investor, net of commission expense	210,527	2	899,998	-	900,000

Initial public offering on April 2, 2014, net of underwriter's discount and offering costs of $2,816,149	4,600,000	46	24,783,805	-	24,783,851

Conversion of convertible notes on April 2, 2014	1,930,128	19	26,790,158	-	26,790,177

Sale of IPO Underwriter Warrant on April 2, 2014	-	-	1,000	-	1,000

Extinguishment of derivative for consulting warrant and financing warrant on June 25, 2014	-	-	5,752,000	-	5,752,000

Shares issued to landlord	41,563	-	500,000	-	500,000

Net loss for the nine months ended September 30, 2014	-	-	-	(36,579,100)	(36,579,100)

Balance, September 30, 2014 (unaudited)	9,490,435	$94	$60,583,614	$(42,121,468)	$18,462,240

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

(f/k/a DvineWave Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(36,579,100)	$(3,242,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196,898	880
Stock based compensation	1,659,404	-
Amortization of debt discount	964,851	262,506
Warrant expense	-	724,000
Gain on conversion of notes payable and accrued interest	(2,084,368)	-
Change in fair market value of derivative liabilities	26,265,177	111,500
Loss on retirement of fixed assets	22,818	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(152,477)	(28,358)
Other assets	(1,610)	-
Accounts payable	1,128,076	173,557
Accrued expenses	89,361	156,755
Other current liabilities	-	16,000
Net cash used in operating activities	(8,490,970)	(1,825,969)

Cash flows from investing activities:
Purchase of property and equipment	(815,500)	(16,501)
Costs of trademark	-	(4,725)
Net cash used in investing activities	(815,500)	(21,226)

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

(f/k/a DvineWave Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities:
Proceeds from the sale of common stock	-	165,217
Proceeds from sale of restricted common stock	-	35,464
Proceeds from IPO, net of underwriter's discount and offering expenses	24,872,170	-
Proceeds from the sale of senior secured convertible notes	-	5,500,009
Proceeds from the sale of stock to strategic investor, net	900,000	-
Sale of Warrant to IPO underwriter	1,000	-
Net cash provided by financing activities	25,773,170	5,700,690

Net increase in cash and cash equivalents	16,466,700	3,853,495
Cash and cash equivalents - beginning	1,953,780	994
Cash and cash equivalents - ending	$18,420,480	$3,854,489

Supplemental disclosure of non-cash financing activities:
Decrease in deferred offering costs charged to the IPO	$88,319	$-
Common stock issued upon conversion of notes payable and accrued interest payable	$26,790,177	$-
Increase in additional paid in capital upon extinguishment of derivative liability for warrants	$5,752,000	$-
Common stock issued to landlord for tenant improvements of $100,000 and prepaid rent of $400,000	$500,000	$-
Increase in accrued expenses for the purchase of property and equipment	$413,498	$-

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 1 - Business Organization, Nature of Operations

Energous Corporation (f/k/a DvineWave Inc.) (the “Company”) was incorporated in Delaware on October 30, 2012 (inception). The Company is a technology company focused on developing technology that can enable wire-free charging of electronic devices at a distance and with complete mobility. The Company is developing solutions that enable wire-free transmission of energy from a transmitter to multiple receivers at distances of up to fifteen (15) feet. The Company is developing multiple generations of transmitter and receiver application specific integrated circuit chips (“ASICs) whose designs will be licensed to customers, and that we believe will optimize our technology reducing size and cost, while increasing performance to a level that we believe will allow for them to be integrated into low-power devices, eliminating the need for a charging cord or pad to maintain charge. The Company submitted its first ASIC design to the wafer fabricator for production in November 2013. Since then, the Company submitted three additional ACIS to the wafer fabricator for production. Two of these ASICs will be used to demonstrate the Company’s WattUp technology in prototypical consumer products in conjunction with its strategic partners at the Consumer Electronics Show in January 2015. A fifth ASIC has also been designed and is currently under production at the wafer fabricator. Two of the five ASICs are expected to be incorporated into reference designs to be provided to the Company’s strategic partners to enable them to develop consumer-facing products for sale beginning late in the fourth quarter of 2015.

On January 2, 2014, the board of directors and stockholders approved the name change for the Company to Energous Corporation from DvineWave Inc.

As of September 30, 2014, the Company had not yet completed the development of its product and had not yet recorded any revenues. Since inception, the Company’s primary activities have consisted of developing its technology, developing its business plan, raising capital, relocating to a larger facility and recruiting and hiring its workforce and executive team. To date, these activities have been funded primarily through the sale of Senior Secured Convertible Notes (“Convertible Notes”) (See Note 6- Private Placement), the funding of the Company’s initial public offering (“IPO”), which was consummated on April 2, 2014 (See Note 8 – Stockholders’ Equity (Deficit)), the sale of the company common stock to a strategic investor (See Note 8 – Stockholders’ Equity (Deficit)) and the issuance of common stock to our landlord (See Note 7 - Commitments and Contingencies).

Effective March 26, 2014, pursuant to authority granted by the stockholders and the Board of Directors of the Company, the Company implemented a 1-for-3.99 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”). All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the Reverse Split.

Note 2 – Liquidity and Management Plans

The Company has not generated revenues since its inception and had net loss of $5,847,998 and $1,173,363 for the three months ended September 30, 2014 and 2013, respectively, and net losses of $36,579,100 and $3,242,809 for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the Company had cash on hand of $18,420,480. In April 2014, the Company completed its IPO of 4,600,000 shares of common stock through which the Company raised net proceeds of approximately $24.8 million. In connection with the completion of the IPO, the Company’s outstanding convertible notes and interest accrued thereon were converted into 1,833,336 and 96,792 shares, respectively, of common stock, thus extinguishing the debt associated with the notes. On April 4, 2014, the Company issued 210,527 shares of common stock to a strategic investor upon the receipt of net proceeds of $900,000 ($300,000 received on March 27, 2014, $700,000 received on April 4, 2014 less $100,000 to MDB Capital Group as a commission ). On September 10, 2014, the Company issued 41,563 shares of common stock to the Company’s landlord as prepaid rent and tenant improvements. The company expects that cash on hand after the IPO will be sufficient to fund its operations into the fourth quarter of 2015.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 2 – Liquidity and Management Plans, continued

Research and development of new technologies is, by its nature, unpredictable.  Although the Company will undertake development efforts with commercially reasonable diligence, there can be no assurance that our available resources including the net proceeds from the Company’s recently completed IPO and strategic investor financing will be sufficient to enable it to develop its technology to the extent needed to create future revenues to sustain its operations.  The Company expects that it may choose to pursue additional financing, depending upon the market conditions, which could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Should the Company choose to pursue additional financing, there is no assurance that the Company would be able to do so on terms that it would find acceptable.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 and related notes thereto included in the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2014.

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

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $3,699,057 and $583,524 for the three months ended September 30, 2014 and 2013, respectively, and $6,184,762 and $1,019,950 for the nine months ended September 30, 2014 and 2013, respectively.

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2014, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three and nine months ended September 30, 2014 and 2013.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”), the exercise and/or conversion of the Company’s convertible notes (using the if-converted method). The computation of diluted loss per share excludes potentially dilutive securities of 3,060,301 and 3,210,126 for the three months ended September 30, 2014 and 2013, respectively, and 3,060,301 and 3,210,126 for the nine months ended September 30, 2014 and 2013, respectively, because their inclusion would be antidilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Convertible Notes – principal	-	2,650,858	-	2,650,858
Convertible Notes – accrued interest	-	60,135	-	60,135
Consulting Warrant to purchase common stock	278,228	278,228	278,228	278,228
Financing Warrant to purchase common stock	152,778	220,905	152,778	220,905
IPO Warrants to purchase common stock	460,000	-	460,000	-
IR Consulting Warrant	36,000	-	36,000	-
Options to purchase common stock	1,671,235	-	1,671,235	-
RSUs	462,060	-	462,060	-
Total potentially dilutive securities	3,060,301	3,210,126	3,060,301	3,210,126

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

As of September 30, 2014, the Company no longer had financial instruments which were derivative liabilities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Nine Months Ended September 30, 2014
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

The Company used a Monte Carlo model to value Level 3 financial liabilities at inception and on subsequent valuation dates, except that the conversion feature of the convertible notes immediately prior to conversion was valued at intrinsic value. This simulation incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as, volatility. The Company also used a binomial simulation and Black-Scholes economic model as supplemental valuation tools in order to validate the reasonableness of the results of the Monte Carlo simulation when measuring the Financing Warrant and the Consulting Warrant.

A significant increase in the volatility or a significant increase in the Company’s stock price, in isolation, would result in a significantly higher fair value measurement. Changes in the values of the derivative liabilities were recorded in Change in Fair Value of Derivative Liabilities within Other Expense (Income) on the Company’s Statements of Operations.

As of September 30, 2014, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

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

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt this ASU effective with the Quarterly Report on Form 10-Q filed on August 14, 2014 and its adoption resulted in the removal of previously required development stage disclosures.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company has elected to adopt this ASU effective with this Quarterly Report and its adoption is not expected to have a material effect.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2014, through the date which the condensed financial statements are issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 4 – Property and Equipment

Property and equipment are as follows:

	As of
	September 30, 2014	December 31, 2013
Computer software	$369,453	$114,876
Computer hardware	492,852	36,240
Furniture and fixtures	277,679	28,458
Leasehold improvements	341,104	14,755
	1,481,088	194,329
Less – Accumulated depreciation	(182,194)	(4,717)
Total property and equipment, net	$1,298,894	$189,612

Total depreciation and amortization expense of the Company’s property and equipment was $142,093 and $833 for the three months ended September 30, 2014 and 2013, and $196,898 and $880, for the nine months ended September 30, 2014 and 2013, respectively, reflected within general and administrative expense.

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	As of
	September 30, 2014	December 31, 2013
Accrued interest payable	$-	$207,945
Accrued compensation	215,159	19,894
Other accrued expenses	241,104	15,784
Total	$456,263	$243,623

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

The amortization of debt discount related to the Convertible Notes was $0 and $206,370, respectively for the three months ended September 30, 2014 and 2013, and $964,851 and $262,506, respectively, for the nine months ended September 30, 2014 and 2013.  During the three months ended September 30, 2014 and 2013, the Company recorded an increase of $0 and $90,000, respectively, and during the nine months ended September 30, 2014 and 2013, the Company recorded an increase of $21,217,177 and $106,000, respectively, in the fair value of the derivative liability for the conversion feature of the Convertible Notes, which was recorded as a change in the fair value of derivative liabilities within the condensed statement of operations. On April 2, 2014, upon the consummation of the IPO, the Convertible Notes and Accrued Interest were converted to 1,833,336 and 96,792 shares, respectively, of the Company’s common stock. This conversion was accounted for as an extinguishment. Accordingly, on April 2, 2014, the Company recorded a gain of $2,084,368 upon the extinguishment of the Convertible Notes, accrued interest, and the related derivative liability. Thereupon, the 1,930,128 shares of common stock were issued and were recorded at their aggregate fair value of $26,790,177.

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

In connection with the sale of the Convertible Notes, the Company paid MDB a cash fee of $538,393 and sold to MDB for $1,000 in cash, a warrant issued on May 16, 2013 (the “Financing Warrant”) to purchase shares of the Company’s common stock. The Financing Warrant was fully vested upon issuance, has a term of five years and may not be exercised until six months after the consummation of a qualifying firm commitment underwritten initial public offering. Pursuant to the terms of the Financing Warrant, the aggregate exercise price is fixed at $550,000, with the per share exercise price being $3.60 based upon 120% of the conversion price of $3.00 of the Convertible Notes upon the consummation of the IPO. As of September 30, 2014, the Financing Warrant was exercisable into 152,778 shares of the Company’s common stock, assuming an exercise price of $3.60 per share (or 120% of the Convertible Notes conversion price of $3.00 per share).

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

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 6 – Private Placement, continued

Accounting for the Financing Warrant and the Consulting Warrant, continued

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

The initial fair value of the Financing Warrant was $186,500 and was accounted for as derivative issuance expense and along with the other derivative issuance expenses (see below), was expensed upon the issuance of the Convertible Notes. The initial fair value of the Consulting Warrant was $537,500, and was expensed immediately as a consulting fee and was recorded within general and administrative expenses in the condensed statement of operations for the year ended December 31, 2013. During the three months ended September 30, 2014 and 2013, the Company recorded an aggregate decrease of $0 and $1,000, respectively, and during the nine months ended September 30, 2014 and 2013, the Company recorded increases of $5,048,000 and $5,500, respectively, in the fair values of the derivative liability of the Financing Warrant and the Consulting Warrant, which was recorded as a change in the fair value of derivative liabilities within the condensed statement of operations.

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

As of September 30, 2014, 25,800 shares under the IR Consulting Warrant were vested, and no IR Incentive Warrants have been granted.

For the three and nine months ended September 30, 2014, the Company incurred stock-based compensation expense of $39,410 and $198,983, respectively, in connection with the IR Consulting warrant, which was included in general and administrative expense.

Operating Leases

On October 4, 2013, the Company executed a lease expiring on June 4, 2014 for 3,562 square feet of office space in Pleasanton, California from an affiliate of Greg Brewer, one of the Company’s former directors, with a base rent of $6,055 per month. The lease was amended and extended to September 30, 2014 with a base monthly rent of $8,548 for the period June 5, 2014 through September 30, 2014.

On September 10, 2014, the Company entered into a Lease Agreement (the “Lease”) with Balzer Family Investments, L.P. (the “Landlord”) related to space located at Northpointe Business Center, 3590 North First Street, San Jose, California. The initial term of the lease is 60 months, with initial monthly base rent of $36,720. On October 1, 2014, the Company relocated its headquarters to this new location.  The Company issued to the Landlord 41,563 shares of the Company’s common stock valued at $500,000, of which $400,000 will be applied to reduce the Company’s monthly base rent obligation by $6,732 per month and of which $100,000 was for certain tenant improvements. The Company recorded $400,000 as prepaid rent on its balance sheet, which will be amortized over the term of the lease and recorded $100,000 as leasehold improvements.

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

Effective on March 10, 2014, the Company’s board of directors and stockholders approved the First Amendment to the 2013 Equity Incentive Plan which provided for an increase in the aggregate number of shares of common stock that may be issued pursuant to the Plan to equal 18% of the total number of shares of common stock outstanding immediately following the completion of the IPO (assuming for this purpose the issuance of all shares issuable under the Company’s equity plans, the conversion into common stock of all outstanding securities that are convertible by their terms into common stock and the exercise of all options and warrants exercisable for shares of common stock and including shares and warrants issued to the underwriters for such IPO upon exercise of its over-allotment options).

As of September 30, 2014, 428,987 shares of common stock remain eligible to be issued through equity based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

On March 6, 2014, the Company’s board of directors and stockholders approved the 2014 Non-Employee Equity Compensation Plan for the issuance of equity based instruments covering up to 250,000 shares of common stock to directors and other non-employees.

As of September 30, 2014, 211,184 shares of common stock remains eligible to be issued through equity based instruments under the 2014 Non-Employee Equity Compensation Plan.

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

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 9 – Stock Based Compensation, continued

Stock Options

On January 7, 2014, the Company’s board of directors granted to various employees and consultants from the 2013 Equity Incentive Plan, net of forfeitures through March 31, 2014, stock options to purchase an aggregate of 457,644 shares of the Company’s common stock at an exercise price of $2.49 per share and having a term of ten years. Included in these grants were 57,644 options to Michael Leabman, Chief Technical Officer, pursuant to his employment contract, 80,201 options to George Holmes, Vice President of Sales and Marketing, and 319,799 options to other employees and consultants. The option awards granted to Mr. Leabman vested 3/48ths on the date of grant, and will vest 1/48th monthly over the following 45 months. The option award granted to Mr. Holmes will cliff vest 25% of the award on October 1, 2014 and then will vest 1/48th of the initial award monthly for the following 36 months. Option awards granted to all other employees and consultants cliff vest 25% of the award on the later of the first anniversary of the date they started working for the Company or October 1, 2014 and then will vest 1/48th of the initial award monthly for the following 36 months. The options had an aggregate grant date fair value of $762,699 utilizing the Black-Scholes option pricing model.

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

On March 26, 2014, the Company’s board of directors granted to Michael Leabman, Chief Technical Officer, pursuant to his employment contract a stock option under the 2013 Equity Incentive Plan to purchase 251,474 shares of the Company’s common stock at an exercise price of $6.00.  The option award granted to Mr. Leabman has a ten year term and vests 6/48th of the award on the grant date and 1/48th of the award on the last day of each of the subsequent 42 months. The option had a grant date fair value of $844,643 utilizing the Black-Scholes option pricing model.

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

The Company estimated the fair value of stock options awarded during the nine months ended September 30, 2014 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

Option Grants Awarded During the Nine Months Ended September 30, 2014
Stock Price	$2.49 to $6.00
Dividend Yield	0%
Expected Volatility	60%
Risk-free interest rate	1.30% to 2.03%
Expected Life	3.75 to 6.25 years

As of September 30, 2014, the unamortized value of options held by employees was $2,937,130. As of September 30, 2014, the unamortized portion will be expensed over a weighted average period of 2.96 years.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 9 – Stock Based Compensation, continued

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, January 1, 2014	275,689	$1.68	$-	-	$-
Granted	1,542,477	4.63	2.60	-	-
Exercised	-	-	-	-	-
Forfeited	(166,981)	2.52	1.44	-	-
Outstanding September 30, 2014	1,651,185	$4.35	$2.45	9.4	$11,538,844

Exercisable, January 1, 2014	17,231	$1.68	$-	-	$-
Vested	340,580	4.88	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercisable, September 30, 2014	357,811	$4.73	$2.62	9.4	$2,365,792

The following table presents information related to stock options outstanding and exercisable at September 30, 2014:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$1.68	275,689	9.2	68,922
2.49	370,864	9.3	14,411
3.63	51,958	9.4	38,969
4.99	99,214	9.5	14,260
6.00	853,460	9.5	221,249
	1,651,185	9.4	357,811

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 9 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”)

On June 3, 2014, the compensation committee of the board of directors of the Company granted to a member of the Company’s advisory board, an RSU award under which the holder has the right to receive 4,035 shares of common stock. The award was granted under the 2014 Non-Employee Equity Compensation Plan. The RSU had a grant date fair value of $49,590 based upon the fair value of the Company’s common stock on the date of grant. This RSU had 1,009 shares vested as of September 30, 2014 and vests 504 shares on each of the next six succeeding three month anniversaries of the grant date.

On July 14, 2014, the compensation committee of the board of directors granted to George Holmes an RSU under which the holder has the right to receive 44,836 shares of the Company’s common stock. The award was granted under the 2013 Equity Incentive Plan. The RSU had a grant date fair value of $593,180 based upon the fair value of the Company’s common stock on the date of grant. The award granted to Mr. Holmes vests over four years through March 28, 2018. Pursuant to the terms of the award, the shares not vested terminate upon separation from the Company.

On July 14, 2014, the compensation committee of the board of directors granted to various employees and consultants, RSUs under which the holders have the right to receive 228,500 shares of the Company’s common stock. These awards were granted under the 2013 Equity Incentive Plan and the RSU’s had an aggregate grant date fair value of $3,023,055 based upon the fair value of the Company’s common stock on the date of grant. The awards granted vest over four years through March 28, 2018. Pursuant to the terms of the awards, the shares not vested terminate upon separation from the Company.

On August 14, 2014, the compensation committee of the board of directors granted to various employees and consultants, RSUs under which the holders have the right to receive 86,823 shares of the Company’s common stock. These awards were granted under the 2013 Equity Incentive Plan and the RSU’s had an aggregate grant date fair value of $981,100 based upon the fair value of the Company’s common stock on the date of grant. The awards granted vest over four years beginning on the first anniversary of the employee’s date of hire. Pursuant to the terms of the awards, the shares not vested terminate upon separation from the Company.

In addition, on August 14, 2014, the compensation committee of the board of directors granted two inducement RSU awards to Cesar Johnston, the Company’s Senior Vice President of Engineering. Under the first award, Mr. Johnston has the right to receive 100,000 shares of the Company’s common stock and this award vests over four years beginning on the first anniversary of the date of grant. In addition, Mr. Johnston was granted 20,000 performance based RSU awards. The RSU’s had an aggregate grant date fair value of $1,356,000 based upon the fair value of the Company’s common stock on the date of grant. Pursuant to the terms of the awards, the shares not vested terminate upon separation from the Company.

The Company accounts for RSUs granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of the Company’s common stock.

At September 30, 2014, the unamortized value of the RSU was $5,328,318. The unamortized amount will be expensed over a weighted period of 3.51 years.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Condensed Financial Statements

Note 9 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

A summary of the activity related to RSUs for the nine months ended September 30, 2014 is presented below:

	Total	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Nonvested at January 1, 2014	-	$-	$-
RSU Granted	484,194	12.40	6,002,925
RSUs vested	(4,509)	11.52	(51,948)
RSUs forfeited	(17,625)	13.23	(233,178)
Nonvested at September 30, 2014	462,060	$12.37	5,717,799

Stock-Based Compensation Expense

The following tables summarize total stock based compensation costs recognized for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$325,634	$-	$1,070,939	$-
RSUs	381,856	-	389,482	-
IR warrant	39,410	-	198,983	-
Total	$746,900	$-	$1,659,404	$-

The total amount of stock-based compensation was reflected within the condensed statements of operations as:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$329,138	$-	$568,390	$-
General and administrative	165,228	-	657,738	-
Marketing	252,534	-	433,276	-
Total	$746,900	$-	$1,659,404	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of the financial condition and results of operations of Energous Corporation (“we,” “us,” “our” or the “Company”) should be read in conjunction with our historical financial statements and related notes thereto in this Quarterly Report on Form 10-Q and in the final Prospectus for our initial public offering (the “IPO”) as filed with the Securities and Exchange Commission on March 27, 2014 (the “IPO Prospectus”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. Forward-looking statements in this Quarterly Report on Form 10-Q may address the following subjects among others: prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. Forward- looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our IPO Prospectus. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are developing technology that can enable wire-free charging of electronic devices at a distance and with complete mobility. Our ultimate goal is to license our WattUp™ technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service for end users. There are a wide variety of potential uses for our proprietary technology, including smart phones, e-book readers, tablets, wearables, keyboards, mice, remote controls, rechargeable lights and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

We believe our technology is novel in its approach, in that it charges devices by surrounding them with a three dimensional (“3D”) radio frequency (“RF”) pocket (“RF pocket”). We are developing solutions that enable wire-free transmission of energy from a transmitter to multiple receivers at distances of up to fifteen (15) feet. We have developed a prototype system consisting of a base station transmitter, a smart phone receiver case, receiver test boards and management software. We have validated the technology in our labs utilizing commercially available parts and components, which are not optimized and may be too large to be incorporated into commercially marketed products. We submitted our first ASIC design to the wafer fabricator for production in November 2013. Since then, we have submitted three additional ACIS to the wafer fabricator for production. Two of these ASICs will be used to demonstrate our WattUp technology in prototypical consumer products in conjunction with our strategic partners at the Consumer Electronics Show in January 2015. A fifth ASIC has also been designed and is currently under production at the wafer fabricator. Two of the five ASICs are expected to be incorporated into reference designs to be provided to our strategic partners to enable them to develop consumer-facing products for sale beginning late in the fourth quarter of 2015.

We are also developing what we believe will be an enterprise class management and control system for our WattUp™ Solution that will incorporate cloud based network management as well as the necessary local interface and control for the transmitter and receiver. We believe that if our development, regulatory and commercialization efforts are successful, our transmitter and receiver solutions will initially be able to simultaneously charge up to 24 devices, ranging from ¼ watt up to sixteen (16) watts, , depending on the number of devices, with a range of fifteen (15) foot radius or in a charging envelop bounded by thirty (30) feet. Subsequent development efforts will focus on increasing the power delivery capability, increasing distance, enhancing the management and control solution and lowering overall system cost.

We were incorporated in Delaware on October 30, 2012 under the name DvineWave Inc. and in January 2014 we changed our name to Energous Corporation. We are located in San Jose, CA. To date, our operations have been funded through the sale of our common stock and convertible debt (which has since been converted into shares of our common stock).

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

As part of our commercialization efforts, in May 2014 we executed our first joint development agreement with a strategic partner providing for our development of reference designs which serve to describe the integration of our technology into the strategic partner’s products. Since that time, interest in our technology from potential strategic partners has been robust and to date we have executed a total of 12 joint development agreements with a wide variety of partners including wireless solutions companies, device and accessories manufacturers, semiconductor companies and an appliance manufacturer.

We have pursued an aggressive intellectual property strategy and are developing new patents. As of September 30, 2014, we had 80 pending U.S. patents and provisional patent applications. In addition to the inventions covered by these patent applications, we have identified a significant number of additional specific inventions we believe may be novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop.

We have recruited and hired a seasoned management team with public company and relevant industry experience to develop and execute our operating plan. In addition, we have hired and have identified additional engineering resources, which we expect will build up the engineering capability of our internal team.

We have not generated any revenue to date, and have incurred significant losses from operations since inception. We expect to continue to incur operating losses for the foreseeable future as we develop our technology.

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

Three Months Ended September 30, 2014 and 2013

Operating Expenses and Loss from Operations. Loss from operations for the three months ended September 30, 2014 was $5,830,438 as compared to $797,472 for the three months ended September 30, 2013. The increase in loss from operations resulted primarily from ASIC development, other research and development and marketing expenditures, employee and consultant compensation, stock-based compensation, as well as the legal and accounting costs incurred in connection with compliance with our Securities and Exchange Commission (“SEC”) reporting obligations.

Derivative instrument issuance expense was $0 and $9,040 for the three months ended September 30, 2014 and 2013, respectively. Research and development expense was $3,699,057 and $583,524 and included stock-based compensation of $329,138 and $0, patent application costs of approximately $133,836 and $88,884 and ASIC development costs of approximately $896,750 and $383,670 for the three months ended September 30, 2014 and 2013, respectively. General and administrative expense was $1,322,048 and $172,894 and included stock-based compensation of $165,228 and $0 for the three months ended September 30, 2014 and 2013, respectively. Marketing expense was $809,333 and $32,014 and included stock-based compensation of $252,534 and $0 for the three months ended September 30, 2014 and 2013, respectively.

Change in Fair Value of Derivative Liabilities. Change in fair value of derivative liabilities for the three months ended September 30, 2014 was $0 as compared to a loss of $89,000 for the three months ended September 30, 2013.

Interest Income (Expense), Net. Interest income for the three months ended September 30, 2014 was $5,258 as compared to interest expense of $286,891 for the three months ended September 30, 2013 and included amortization of debt discount of $0 and $206,370, respectively. The change in interest income (expense), net, resulted primarily from the conversion and extinguishment of the convertible notes in April 2014.

Net Loss. As a result of the above, net loss for the three months ended September 30, 2014 was $5,847,998 as compared to $1,173,363 for the three months ended September 30, 2013.

Nine months ended September 30, 2014 and 2013

Operating Expenses and Loss from Operations. Loss from operations for the nine months ended September 30, 2014 was $11,345,994 as compared to $2,747,929 for the nine months ended September 30, 2013. The increase in loss from operations resulted primarily from ASIC development, patent application, other research and development and marketing expenditures, employee and consultant compensation, stock-based compensation, as well as the legal and accounting costs incurred in connection with compliance with our SEC reporting obligations.

Derivative instrument issuance expense was $0 and $887,062 for the nine months ended September 30, 2014 and 2013, respectively. Research and development expense was $6,184,762 and $1,019,950 and included stock-based compensation of $568,390 and $0, patent application costs of approximately $586,000 and $329,000 and ASIC development costs of approximately $1,712,000 and $460,000 for the nine months ended September 30, 2014 and 2013, respectively. General and administrative expense was $3,124,439 and $808,903 and included stock-based compensation of $657,738 and $0 for the nine months ended September 30, 2014 and 2013, respectively. Marketing expense was $2,036,793 and $32,014 and included stock-based compensation of $433,277 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

Change in Fair Value of Derivative Liabilities. Change in fair value of derivative liabilities for the nine months ended September 30, 2014 was $26,265,177 as compared to $111,500 for the nine months ended September 30, 2013. The increase in change in fair value of derivative liabilities resulted primarily from an increase in the Company’s stock price from January 1, 2014 through April 2, 2014.

Interest Expense, Net. Interest expense for the nine months ended September 30, 2014 was $1,029,479 as compared to $383,380 for the nine months ended September 30, 2013 and included amortization of debt discount of $964,851 and $262,506, respectively. The increase in interest expense, net, resulted primarily from the convertible notes being outstanding for a longer period during the nine months ended September 30, 2014 as opposed to the nine months ended September 30, 2013.

Gain on Debt Extinguishment. Gain on debt extinguishment for the nine months ended September 30, 2014 was $2,084,368 as compared to $0 for the nine months ended September 30, 2013. The gain on debt extinguishment resulted from the conversion of the convertible notes and the related extinguishment of the notes, accrued interest payable and the derivative liability.

Net Loss.  As a result of the above, net loss for the nine months ended September 30, 2014 was $36,579,100 as compared to $3,242,809 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

We have not generated revenues since inception and have a net loss of $5,847,998 and $1,173,363 for the three months ended September 30, 2014 and 2013, respectively, and net losses of $36,579,100 and $3,242,809 for the nine months ended September 30, 2014 and 2013, respectively. Since inception, we have met our liquidity requirements principally through the private placement of convertible notes, our recently completed IPO, the sale of our common stock to a strategic investor, and the issuance of our common stock to our landlord to reduce our monthly base rent obligation and pay for certain tenant improvements.

As of September 30, 2014, we had cash on hand of $18,420,480. In April 2014 we completed our IPO of 4,600,000 shares of common stock through which we raised net proceeds of approximately $24.8 million. In connection with the completion of the IPO, our outstanding convertible notes and interest accrued thereon were converted into 1,833,336 and 96,792 shares, respectively, of common stock, thus extinguishing the debt associated with the notes. On April 4, 2014, we issued 210,527 shares of common stock to a strategic investor upon the receipt of net proceeds of $900,000 ($300,000 received on March 27, 2014, $700,000 received on April 4, 2014, net of commissions paid of $100,000).

We believe our current cash on hand will be sufficient to fund our operations into the fourth quarter of 2015. However, we expect to require additional financing to fully implement our business plan, the ultimate goal of which is to is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service for end users. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Depending upon market conditions, we may choose to pursue additional financing to, among other reasons, accelerate our product development efforts, regulatory activities and business development and support functions with a view to capitalizing on the market opportunity we see for our wire-free charging technology.

During the nine months ended September 30, 2014, cash flows used in operating activities were $8,490,970, consisting of a net loss of $36,579,100 less non-cash expenses aggregating $27,024,780 (representing principally the amortization of debt discount of $964,851, stock based compensation of $1,659,404 and the change in fair value of derivative liabilities of $26,265,177 offset by the gain on the conversion of notes of $2,084,368). During the nine months ended September 30, 2013, cash flows used in operating activities were $1,825,969, consisting of a net loss of $3,242,809, offset by non-cash expenses of $1,098,886 and net changes in operating assets and liabilities of $317,954.

During the nine months ended September 30, 2014 and 2013, cash flows used in investing activities were $815,500 and $21,226, respectively. The increase for the nine months ended September 30, 2014 consisted principally of the purchase of laboratory and computer equipment and software, as well as furniture and fixtures for the new office in San Jose, CA.

During the nine months ended September 30, 2014, cash flows provided by financing activities were $25,773,170 and consisted principally of the net proceeds from our IPO of $24,872,170, and net proceeds of $900,000 from the sale of our common stock. During the nine months ended September 30, 2013, cash flows provided by financing activities were $5,700,690 and consisted principally of $200,681 in proceeds from the sale of the Company’s common stock and $5,500,009 in proceeds from the sale of convertible debt.

Research and development of new technologies is, by its nature, unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that our available resources including the net proceeds from our recently completed IPO will be sufficient to enable us to develop our technology to the extent needed to create future revenues to sustain our operations.

We cannot assure that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise capital as and when we need it to continue our operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and interim chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, as of September 30, 2014, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

On August 14, 2014, we granted two inducement RSU awards to Cesar Johnston, the Company’s Senior Vice President of Engineering. Under the first award, Mr. Johnston has the right to receive 100,000 shares of the Company’s common stock and this award vests over four years beginning on the first anniversary of the date of grant. In addition, Mr. Johnston was granted 20,000 performance based RSU awards. Pursuant to the terms of the awards, the shares not vested terminate upon separation from the Company. These new hire inducement awards were granted pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933.

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

ENERGOUS CORPORATION
(Registrant)

Date: November 10, 2014	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Howard R. Yeaton, Jr.
		Name:	Howard R. Yeaton, Jr.
		Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36379) filed on May 14, 2014)
3.3	Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
10.1	Offer Letter effective as of July 14, 2014 between Energous Corporation and Cesar Johnston (filed herewith)
10.2	Consulting Agreement effective as of July 14, 2014 between Energous Corporation and Howard Yeaton (filed herewith)
10.3	Form of Restricted Stock Unit Award Agreement effective as of August 14, 2014 between Energous Corporation and Cesar Johnston (filed herewith)
10.4	Lease Agreement dated as of September 10, 2014 between Energous Corporation and Balzer Family Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2014)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

