Form 10-K
period 2014-12-31
Energous Corp
filed 2015-03-30
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 001-36379

ENERGOUS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)
Delaware	46-1318953
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3590 North First Street, Suite 210, San Jose, CA	95134
(Address of Principal Executive Offices)	(Zip Code)

(408) 963-0200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($15.12) was $99,383,907. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 30, 2015, there were 12,796,502 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2014. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ENERGOUS CORPORATION

PART I

As used in this Form 10-K, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, intentions for the future and the anticipated results of our development efforts. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to develop a commercially feasible technology; receipt of necessary regulatory approval; our ability to find and maintain development partners, market acceptance of our technology, the amount and nature of competition in our industry; our ability to protect our intellectual property; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report on Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Item 1. Business

Overview

We are developing technology that can enable wire-free charging for electronic devices that provides power at a distance with complete mobility under full software control. Our ultimate goal is to license our WattUp TM technology to device and chip manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service offering for end users. We believe our proprietary technology can potentially be utilized in a variety of devices, including smart phones, tablets, e-book readers, wearables, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

We believe our technology is novel in its approach, in that it charges devices by surrounding them with a three dimensional (“3D”) radio frequency (“RF”) pocket (“RF pocket”). We are developing solutions that enable wire-free transmission of energy from multiple transmitters to multiple receivers connected to or integrated into electronic devices, with a range of fifteen (15) feet in radius or in a circular charging envelope of thirty (30) feet. We have developed multiple prototype systems consisting of single and multiple transmitters in various forms and sizes, multiple smart phone receiver cases, various other forms of receiving devices and management software. We have validated the technology in our laboratories, however our technology is not yet optimized and may be too large or too expensive to be incorporated into commercially marketed products.

Our technology solution consists principally of transmitter and receiver application specific integrated circuits (“ASICs”) and novel antenna designs driven through innovative algorithms and software applications. We are developing multiple generations of transmitter and receiver ASICs, multiple antenna designs, as well as algorithms and software designs that we believe, in the aggregate, will optimize our technology by reducing size and cost, while increasing performance to a level that we believe will allow for our technology to be integrated into low-power devices (that we have defined as devices requiring less than 10 watts), thereby eliminating the need for a charging cord or pad to maintain a charge. We submitted our first ASIC design for wafer fabrication in November 2013. Since then, we have continued to improve on our ASIC developments and we expect to continue investing in this area. We are also developing what we believe will be an enterprise class management and control system for our WattUp solution that will incorporate cloud based network management as well as the necessary local interface and control for the transmitter and receiver.

We believe that if our development, regulatory and commercialization efforts are successful, our transmitter and receiver solutions will initially be able to simultaneously charge up to 12 mobile consumer electronic devices at varying charging levels, depending on the number of devices, with a range of fifteen (15) feet in radius or in a circular charging envelope of thirty (30) feet. Subsequent development efforts will focus on increasing the power delivery capability, increasing distance, enhancing the management and control solution and lowering overall system cost.

As part of our commercialization efforts, in May 2014 we executed our first of 16 joint development agreements with strategic partners which provide for the exchange of technology and which serve to describe the integration of our technology into the strategic partners’ products. At the 2015 Consumer Electronics Show in January, we met with over 100 existing or new potential joint development partners and investors and demonstrated whole house charging coverage through the use of WattUp technology through multiple transmitters packaged in a variety of consumer friendly form factors, including televisions, bed-side units, sound bars, wall units and speakers. It is our objective during the first and second quarter of 2015 to narrow our research and development efforts to strategic partners whose goals, capabilities and commercialization potential most closely aligns with ours. Accordingly, in January 2015, we entered into a funded product development and licensing agreement with a tier-one consumer electronics company.

We have pursued an aggressive intellectual property strategy and are developing new patents. As of December 31, 2014, we had in excess of 125 pending U.S. patent and provisional patent applications. In addition to the inventions covered by these patent applications, we have identified a significant number of additional specific inventions we believe may be novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business.

We have recruited and hired a seasoned management team with public company and relevant industry experience to develop and execute our operating plan. In addition, we have identified and hired additional engineering resources, which we expect will build up the engineering capability of our internal team.

Our common stock is quoted on the NASDAQ Capital Market, under the symbol “WATT”. As of December 31, 2014, we had 36 full-time employees. We were incorporated in Delaware in October 2012. Our corporate headquarters is located at 3590 North First Street, Suite 210, San Jose, CA 95134. Our website can be accessed at www.energous.com. The information contained on, or that may be obtained from our website, is not, and shall not be deemed to be, part of this Annual Report on Form 10-K.

Our Technology

The wire-free charging solution we are developing employs 3D “pocketforming” via a transmitter that creates a targeted RF pocket in a room around a receiving device (which may be mobile or fixed).

Figure 1 below shows a simple diagram of our solution. Today this solution is able to send wattage from the transmitter to individual receiver devices in our laboratory.

Figure 1: Our Wire-free Charging Solution Diagram

First, our proprietary transmitter locates the client receiver(s) in a 3-dimensional space via Bluetooth technology. Next, the transmitter, through software control, generates a proprietary RF waveform to create an RF pocket around the client receiver(s). We expect that client company receivers, equipped with our antennas and ASICs, and driven by our software, will be able to gather power from this RF pocket. We believe that these client receivers will be incorporated into rechargeable-battery devices, such as smart phones cases with embedded batteries, smart phones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights or any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

Our transmitter uses proprietary software algorithms to dynamically direct, focus and control our proprietary RF waveform in three dimensions as it transmits energy to a moving object (such as a mobile phone in a user’s pocket).

Figure 2 below depicts the front and back of a smart phone case that integrates our receiver technology and will, if used with our transmitter within the appropriate range, wirelessly charge a smart phone.

Figure 2: Front and Back of our Prototype Smart Phone Case with Embedded Energous Receiver Technology

Our initial demonstration system was able to output wattage to multiple devices with a range of fifteen (15) feet in radius or in a circular charging envelope of thirty (30) feet and in real-time was able to refocus the RF pocket. We believe our ASICs in development will also allow us to significantly reduce our transmitter costs, while achieving higher delivered power and faster synchronizing speeds.

We submitted our first ASIC design for wafer fabrication in November 2013. Since then, we have submitted additional transmitter and receiver ASIC designs to our wafer fabricator for production. Two of these ASICs were used to demonstrate our WattUp technology in prototypical consumer products in conjunction with our strategic partners at the Consumer Electronics Show in January 2015. Additional ASICs are under development and two of these ASICs have entered the fabrication stage.

Our Competition

There are numerous existing, widely commercially available methods to provide power to rechargeable low-power fixed and mobile devices, including wall plug-in recharging, inductive recharging, power-mat recharging, battery recharging stations and more. To our knowledge, almost all mobile consumer electronic devices equipped with a rechargeable battery come bundled with a method to recharge the device (for example, a power cord). We are depending on the development of a market that will sufficiently value the convenience of wire-free recharging to pay the additional cost to purchase our wire-free charging solutions.

We believe that the main advantage of our wire-free charging technology, as compared to traditional charging technologies, will be the ability to charge multiple devices anywhere within the charging area (expected to be a span of up to 30 feet) without the use of a charging pad. We believe our technology is unique and flexible allowing us to target a fixed or mobile device, track that device if it moves or is moving, and focus and transmit pockets of energy to the targeted device to charge the device without having to remove the battery or plug in the device. However, there are a variety of other wireless charging technologies on the market or under development today. These fall into the following categories:

Magnetic Induction.   Magnetic induction uses a magnetic coil to create resonance, which can transmit energy over very short distances. Power is delivered as a function of coil size (the larger the coil, the more power), and coils must be directly paired (one receiver coil to one transmitter coil = directly coupled pair) within a typical distance of less than one inch. Products utilizing magnetic induction have been available for 10+ years in products such as rechargeable electronic toothbrushes.

Magnetic Resonance.   Magnetic resonance is similar to magnetic induction, as it uses magnetic coils to transmit energy. This technology uses coils that range in size depending on the power levels being transmitted. It has the ability to transmit power at distances up to ~11 inches (30cm) which can be increased with the use of resonance repeaters.

Conductive.   Conductive charging uses conductive power transfer to eliminate wires between the charger (often a charging mat) and the charging device. It requires the use of a charging board as the power transmitter to deliver the power, and a charging device, with a built-in receiver, to receive the power. This technology requires direct metal contact between the charging board and the receiver. Once the charging board recognizes the receiver, the charging begins.

RF Harvesting.   Harvesting RF energy is at the core of Energous’ technology. RF harvesting approaches typically utilize directional antennas to target and deliver energy. To our knowledge, there are two other companies attempting to utilize a directional pocket of energy similar to that being developed by Energous.

Laser.   Laser charging technology uses very short wavelengths of light to create a collimated beam that maintains its size over distance, using what is described as distributed resonance to deliver power to an optical receiver.

Ultrasound.   Ultrasound charging technology converts electric energy into acoustic energy in the form of ultrasound waves. It then reconverts those waves through an “energy-harvesting” receiver.

Our Business Strategy

We intend to license our solution to consumer product companies who design, manufacture or cause to manufacture and market devices to the consumer and who would benefit from wire-free charging. We intend to pursue this licensing path because we believe there are several market verticals to which our technology can apply, and we believe that this is the most capital-efficient manner in which we can address many of them at once.

In addition, we believe that our greatest market opportunity is to create a ubiquitous protocol for wire-free charging at a distance, in much the same way that Wi-Fi is the standard for wire-free data. The goal is to ensure interoperability between base stations and receivers that are based on our technology, regardless of who made them, installed them into finished goods, or marketed them. The implementation of previous standards such as Wi-Fi and Bluetooth should help to illustrate our goal; Wi-Fi routers, regardless of their designer or manufacturer, work with Wi-Fi receivers installed in various consumer electronic devices, regardless of the manufacturer.

In order to make our solution the standard for charging at a distance, we intend to pursue an ecosystem strategy for our solution, engaging not only potential licensees for our transmitter and receiver technologies, but also their upstream and downstream value chain partners. We also intend to prioritize protecting our intellectual property portfolio, as we believe that keeping a firm grasp on this portfolio will make it less likely that a competing platform will be able to compete with our technology in a “standards battle.”

We believe strategic relationships with key licensees will enable us to reap the benefits of our technology much faster and with greater penetration, than by manufacturing, distributing or installing products ourselves. We believe this business model will also allow us to concentrate our efforts and resources on projects more in line with our expertise as a research-and-development oriented company focused on generating licensable intellectual property. As we develop new applications for our technology, we expect to target new strategic relationships in different market sectors.

In order to demonstrate the capability of our technology to potential partners, we are currently developing complete products, which we will convert into reference designs, which we intend to provide to our licensees who will then modify and remanufacture to fit their own needs. These reference designs will be licensed to key partners, which we believe will allow them to speed up incorporation of our technology into their product lines, create awareness and demand, and bring our power solution to market faster. We believe that our proprietary technology can potentially be utilized in a variety of devices, including smart phones, smart phone accessories, e-book readers, tablets, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries, and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

Since we are a development stage company, we have not yet finalized some aspects of our strategy. For example, we may decide to sell our ASICs ourselves, rather than license the design of those ASICs. That decision would depend on whether we believe selling ASICs ourselves would help meet the market demand of potential customers who would require our ASICs in order to provide their solution to the marketplace. However, we do not intend to manufacture our own ASICs. If we decide to sell our ASICs rather than license their designs, we will utilize a contract manufacturer to manufacture the ASICs. In any event, we do not intend to produce finished goods consumer products.

Our Initial Target Markets

We believe that our technology will be compelling to many end markets, each of which may have several potential customers. In an effort to focus our activities and deliver a WattUp enable product to the consumer as quickly as possible, we may select certain initial target markets and strategic partners because of their time-to-market capabilities and their market potential. As we continue to develop our technology, we intend to add additional markets and partners expanding our market presence.

We view our initial target markets in these two hardware categories.

Transmitter Target Markets

Wi-Fi Routers

We believe that consumers will be best able to understand our technology in the context of the wire-free data industry, since our technology allows devices to receive power while uncoupled in much the same way that the Wi-Fi router allowed devices to receive data while uncoupled. In addition, we believe our transmitter technology can integrate well into form factors of a similar size to that of existing wireless data routers. During the course of our continuing system development, we expect to be able to integrate our technology into form factors demanded by branded consumer electronics router marketers. We also believe that our 3D pocketforming technology may be able to enhance the data signal of a Wi-Fi router, which we believe will provide an even stronger value proposition to wireless data router manufacturers. In addition, we plan to collaborate with our tier-one consumer electronics company, development partner to engage with third party transmitter suppliers. Our belief is that through this joint approach we will be able to enhance the marketing of transmitters and manufacturing of transmitters which in turn would help drive the demand for receiving devices.

According to Infonetics Research, the wireless local area network (“WLAN”) market was approximately $4 billion in 2012. This includes enterprise access points, WLAN controllers and Wi-Fi phone access points. The Wi-Fi router market has two segments: commercial and residential. The key differentiator between these segments is that commercial routers tend to have much more robust security features, including virtual private networks and advanced content filtering. We believe that our technology is applicable to both the commercial and residential Wi-Fi router markets. Consequently, we have begun to engage with some of these leading firms in both of these segments.

In addition, the Wi-Fi router market has other key players. These include consumer electronics supply chain firms, including original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), component manufacturers and branded consumer electronics firms. We believe that each of these categories of players can help to integrate our technology into a commercially available Wi-Fi router.

An ODM designs products either collaboratively with their customers or on their own and manufactures them for sale to companies under the end customer’s brand. Additionally, an ODM may engage multiple companies with similar designs that are then marketed under several different end customers’ brands. An OEM manufactures products for sale under another firm’s brand. We believe that engaging with both types of organizations will be necessary to speed our entry into the market and extend our market reach.

Component suppliers are also a key part of our go-to-market strategy, as most ODMs and OEMs do not design their own components. We expect to be actively engaged with component companies that supply antennas, as well as mixed-signal, power and RF components to the major ODM and OEMs in the Wi-Fi router market.

As part of our go-to-market strategy, we intend to market to major infrastructure developers, both for consumer and commercial applications. Within these consumer markets, engagements will primarily be with consumer product companies who manufacture and market products to major residential home builders. For commercial installations, we will engage with the wireless network operators and private Wi-Fi system operators. We will also engage with concentrated consumer destinations (for example, coffee shop and restaurant chains, airport lounges and airports). We intend to educate concentrated consumer destinations on the benefits of our solutions to drive them to seek out and demand our solution from their vendors and suppliers.

Receiver Target Markets

In January 2015, we signed a development and licensing agreement with a tier-one consumer electronics company to embed WattUp wire-free charging receiver technology in various products including, but not limited to mobile consumer electronics and related accessories. During the development phase and through our customer’s first customer shipment of product with our technology embedded in each licensed product category, we will afford this customer an exclusive time to market advantage in such licensed product categories.

This development and licensing agreement contains both invention and development milestones that we will need to achieve during the next two years. If we achieve such milestones, we are entitled to receive milestone-based development payments under the agreement.

This agreement, and the close collaboration with our partner it entails, will enable us to accelerate commercial development on a number of fronts. If successful, we believe this agreement also paves a very clear path to attaining critical mass in the market for WattUp wire-free power. We believe that this critical mass is driven by both wide adoption of our receiver technology, but just as importantly, having this wide adoption on the receiver side creates pull and demand for broad adoption of our transmitter technology. With the goal of promoting the establishment of a wire-free charging ecosystem based on the WattUp technology, we, and this partner, plan to collaborate to introduce WattUp technology to potential partner companies including router and accessory manufacturers.

Mobile Devices (Phones and Tablets)

We believe that the value proposition of our technology would be strengthened significantly if it were directly integrated into OEM subassemblies for mobile devices or the devices themselves, or alternatively, if our technology was integrated into third party silicon components already present in the mobile device. Both of these entry points would eliminate the need for accessory-based solutions. This presents an attractive market for us as the set of potential partners with whom to engage is readily identifiable and the opportunity with each is large given the concentrated market share of the major players. In January 2013, Gartner estimated that the size of the smart phone industry was approximately $117.5 billion in 2012, and would grow to approximately $175.4 billion in 2016. Gartner also estimated that the size of the combined media tablet and premium tablet industry was approximately $32 billion in 2012, and would grow to approximately $62.8 billion in 2016.

In order to develop relationships with the large mobile device OEMs, we believe it is important to build an ecosystem of key players across the value chain.

We have identified the key players in this value chain. We categorize these players as upstream providers (which produce components for OEMs and ODMs, such as baseband integrated circuits, application processors, Bluetooth modules, memory and batteries), midstream providers (which assemble devices for branded firms and test components for OEMs and ODMs) and downstream providers (which provide end-use services for consumers of devices sold by branded consumer electronics firms and include telecom operators and channel distributors).

Cases for Mobile Devices (Phones and Tablets)

We believe that cases for mobile devices (which include both phones and tablets) are an attractive initial market for our receiver. According to ABI Research, the mobile phone accessory market (which includes headphones and chargers as well as cases) was $20 billion in 2012. According to the NPD Group, the mobile phone case industry was approximately 36% of the overall mobile phone accessory market for the first half of 2012. If both of these figures are correct, the smartphone case market was approximately $7 billion in 2012.

In addition, this is a fiercely competitive market, with dozens of players looking for a way to differentiate themselves. There are hundreds of different types of mobile phone cases that range in price from under $10 to over $100, and are made of varying materials from simple polymers to full-grain leather. Some of these cases are differentiated by being thin and light, while others are differentiated by offering additional features such as external battery packs, waterproofing or credit card slots. We believe that this competition makes it more likely that we will be able to find a partner that chooses to differentiate its products by licensing our technology.

We further believe that this is an attractive market because the design cycles for these cases tend to be much shorter than those for the devices themselves. Though our longer-term goal remains integrating our receiver technology into the mobile devices themselves (through the branded consumer electronics firms that market them or the OEM or ODM that manufactures them), we believe that initially designing our receivers into cases will provide industry validation and “pull” our technology into the original mobile device manufacturer.

Other Markets

We believe there are many more potential markets for our technology in the longer term. We are pursuing a licensing strategy so that we can bring our technology to multiple markets simultaneously.

Some potential long-term markets for our technology include:

•	Wearable devices

•	Remote controls

•	Sensors (such as thermostats)

•	Toys

•	Rechargeable batteries

•	Automotive accessories

•	Personal care products (such as toothbrushes or shavers)

•	Retail inventory management (such as RFID tags)

•	Hand-held industrial devices (such as scanners or keypads)

This list is meant for illustrative purposes only; we cannot guarantee that we will address any of these markets, and we may decide to address a market that is not on the above list. We intend to continuously evaluate our target markets and choose new markets based on factors including (but not limited to) time-to-market, market size and growth, and the strength of our value proposition for a specific application.

Research and Development

Research and development costs account for a substantial portion of our operating expenses. Our research and development expenses were $12.5 million, and $2.1 million for the years ended December 31, 2014, and 2013, respectively. Research and development expenses are expected to increase in the future as we concentrate our efforts and resources on the commercialization of our technology.

Our Intellectual Property

As a company primarily focused on licensing, we expect that our most valuable asset will be our intellectual property. This includes U.S. and foreign patents, patent applications and know-how. We are pursuing an aggressive intellectual property strategy and are developing new patents.

As of December 31, 2014, we had in excess of 125 pending U.S. patents and provisional patent applications. In addition to the inventions covered by these patent applications, we have identified a significant number of additional specific inventions we believe may be novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop.

Government Regulation

Our wire-free charging technology involves the transmission of power using RF energy waves, which are subject to regulation by the FCC, and may be subject to regulation by other federal, state and local agencies. To our knowledge, the transmission of power in this manner by a consumer product at the ranges we are proposing is novel. We believe our technology is safe, and we are in the process of seeking FCC approval.

We believe our technology is safe because our proprietary waveform operates in the 2.4/5.8 GHz radio frequency range, which is the same range as Wi-Fi routers and several other wireless consumer electronics. For those types of products, the FCC grants what is known as Part 15 approval if, among other things, the specific absorption rate (“SAR”) is below certain thresholds. In addition, because our technology involves the transmission of power greater than the power threshold limits of Part 15, we also expect to need to obtain FCC Part 18 approval. To our knowledge, the transmission of power in this manner by a consumer product at the ranges we are proposing has not yet been approved and there can be no assurance that we will be able to obtain this approval or that other governmental approvals will not be required.

Employees

As of March 16, 2015, we had 38 full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants, including technical advisors, on an as-needed basis to supplement existing staff. Consultants and technical advisors provide us with expertise in electrical engineering, software development and other specialized areas of engineering and science.

Item 1A. Risk Factors

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves a high degree of risk. In evaluating an investment in shares of our common stock, you should carefully consider the risks described below, together with the other information included in this prospectus.

If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties that are not presently known to us or that we currently deem immaterial later materialize, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business

We have no history of generating sales or license revenue, have a history of operating losses, and we may never achieve or maintain profitability.

We have a limited operating history upon which investors may evaluate our prospects. We have never generated sales or license revenues and we have a history of losses from operations. As of December 31, 2014, we had an accumulated deficit of $51,145,478, that included accumulated expense of $26,442,177 from changes in value of derivative liabilities and, accumulated stock based compensation expense of $2,564,126. Our ability to achieve material revenue-generating operations, and ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology and incorporate that technology into the products sold by our customers and then find customers who will purchase our future products and services. There can be no assurance that we will ever generate revenues or achieve profitability.

Terms of our development and licensing agreement with a tier-one consumer electronics company could inhibit potential licensees from working with us in specific markets.

We have entered into a development and licensing agreement with a tier-one consumer products company that provides that company a time-to-market advantage for certain consumer products. The time-to-market advantage might inhibit another potential licensee from engaging with us or they may be pressured to seek other solutions which could have a negative impact on our future revenue opportunities.

Our efforts may never demonstrate the feasibility of our technology.

We have developed a working prototype of our technology but significant additional research and development activity will be required before we achieve a commercial product. Our research and development efforts remain subject to all of the risks associated with the development of new products based on emerging technologies, including without limitation unanticipated technical or other problems, the inability to develop a product that may be sold at an acceptable price point and the possible insufficiency of funds needed in order to complete development of these products and enable us to render services. Technical problems may result in delays and cause us to incur additional expenses that would increase our losses. If we cannot complete, or if we experience significant delays in developing our technology, and products and services based on such technology, for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail. In particular, to our knowledge, the technological concepts we are applying to develop commercial applications of wire-free power for fixed and mobile low-power rechargeable devices have not been previously successfully applied by anyone else, if we fail to develop a practical, efficient or economical commercial product based on those technological concepts, our business may fail.

We may not obtain FCC approval for our technology and existing laws or regulations or future legislative or regulatory changes may affect our business.

Our wire-free charging technology involves the transmission of power using RF energy waves, which are subject to regulation by the FCC, and may be subject to regulation by other federal, state and local agencies. We intend to design our technology so that it will operate in the 2.4/5.8 GHz radio frequency range, which is the same range as Wi-Fi routers and several other wireless consumer electronics. For those types of products, the FCC grants what is known as Part 15 approval if, among other things, the specific absorption rate is below certain thresholds. In addition, because our technology involves the transmission of power greater than the power threshold limits of Part 15, we also expect to need to obtain FCC Part 18 approval. To our knowledge, the transmission of power using RF energy waves by a consumer product at the ranges we are proposing has not yet been approved and there can be no assurance that we will be able to obtain this FCC approval or that other governmental approvals will not be required. Our efforts to achieve required governmental approvals could be costly and time consuming and if we are unable to receive any such required approvals in a timely and cost-efficient manner our business and operating results may be materially adversely affected. The cost of compliance with new laws or regulations governing our technology or future products could adversely affect our financial results. New laws or regulations may impose restrictions or obligations on us that could force us to redesign our technology under development or other future products, and may impose restrictions that are not possible or practicable to comply with, which could cause our business to fail. We cannot predict the impact on our business of any legislation or regulations related to our technology or future products that may be enacted or adopted in the future.

We anticipate future losses and negative cash flow, and it is uncertain if or when we will become profitable.

We have not yet demonstrated an ability to generate license revenue, and we may never be able to produce material revenues or operate on a profitable basis. As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future.

We expect to expend significant resources on hiring of personnel and startup costs, including payroll and benefits, product and ASIC testing and development, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital and general and administrative expenses. We expect to incur costs and expenses related to prototype development, consulting costs, laboratory development costs, obtaining regulatory approvals required for our technology and reference product designs, marketing and other promotional activities, hiring of personnel, and the continued development of relationships with strategic business partners. We may not be able to obtain financing in a sufficient amount or at all. We anticipate our losses will continue to increase from current levels during our development stage.

We expect to require additional financing to achieve our business plans.

We believe our technology is novel in offering the potential to make wire-free charging an affordable, ubiquitous and convenient service for end users. However, the consumer and commercial electronics industry in general and the power, recharging and alternative recharging segments of that industry in particular are subject to intense and increasing competition and rapidly evolving technologies. Accordingly, for our business plans to succeed we believe it will be important for us to move quickly to develop our technology, obtain required regulatory approvals and engage with strategic partners. As a small company, we may be unable to successfully implement our ambitions of targeting very large markets in an intensely competitive industry segment without significantly increasing our resources. We do not have sufficient funds to fully implement our business plan, the ultimate goal of which is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service for end users. We expect that, unless we are able to obtain non-dilutive financing through licensing revenues or other strategic partner transactions, we will need to raise capital through new financings. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current stockholders. There can be no assurance that additional funds will be available on terms attractive to us, or at all. If adequate funds are not available, we may be required to curtail the development of our technology or materially curtail or reduce our operations. We could be forced to sell or dispose of our rights or assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operation and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

We may have difficulty managing growth in our business.

As we expand our activities, there will be additional demands on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including issues relating to our research and development activities and retention of experienced scientists, managers and engineers, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan. If we are unable to implement these actions in a timely manner, our results may be adversely affected.

If we successfully commercially launch a product, and our product does not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

Achieving acceptance of a wire-free recharging system as a preferred method to recharge low-power fixed and mobile electronic devices will be crucial to our continued success. Consumers and commercial customers will not begin to use or increase the use of our product unless they agree that the convenience of our solution would be worth the additional expense of purchasing our system. We have no history of marketing any product and we and our commercialization partners may fail to generate significant interest in the initial commercial products or any other product we or our partners may develop. These and other factors, including the following factors, may affect the rate and level of the market acceptance:

•	our system’s price relative to other products or competing methods of recharging;

•	the effectiveness of our sales and marketing efforts;

•	the support and rate of acceptance of our technology and solutions with our joint development partners;

•	perception by users, both individual and enterprise users, of our system’s convenience, safety, efficiency, and benefits compared to competing methods of recharging;

•	press and blog coverage, social media coverage, and other publicity and public relations factors which are not within our control; and

•	regulatory developments related to marketing our products or their inclusion in others’ products.

If we are unable to achieve or maintain market acceptance, our business would be significantly harmed.

If we successfully commercially launch a product, we may experience seasonality or other unevenness in our financial results in consumer markets or a long and variable sales cycle in enterprise markets.

While we do not now have license revenue or a commercial product, our strategy depends on developing a successful commercial product and effectively licensing our technology into the consumer, enterprise and commercial markets. We will need to understand procurement and buying cycles to be successful in licensing our technology into those markets. If we eventually generate a substantial portion of our revenues from licensing arrangements, we anticipate it is possible that demand for our technology could vary similarly with the market for products with which our technology may be used, for example, the market for new purchases of laptops, tablet, mobile phones, gaming systems, toys, wearables and the like. Such consumer markets are often seasonal, with peaks in and around the December holiday season and the August-September back-to-school season. Enterprises and commercial markets may have annual or other budgeting and buying cycles that could affect us, and, particularly if we are designated as a capital improvement project, we may have a long or unpredictable sales cycle.

We may not be able to achieve all the product features we seek to include in our product.

We have developed a prototype of our product concept that displays limited functionality in a laboratory setting. There are a variety of features we seek to include in our product that we have not yet achieved. While we believe recharging multiple devices on one transmitter at a commercially acceptable level may be possible theoretically, we have not yet achieved these results, even in the laboratory. We believe our research and development efforts will yield additional functionality over time. However, there can be no assurance that we will be successful in achieving all the features we are targeting and our inability to do so may limit the appeal of our product to consumers.

Use of our technology under development or other future products may require the user to purchase additional products to use with existing devices. To the extent these additional purchases are inconvenient, the adoption of our technology under development or other future products could be slowed, which would harm our business.

For rechargeable devices that will utilize our receiver technology, the technology may be embedded in a sleeve, case or other enclosure. For example, certain products such as remote controls or toys equipped with replaceable AA size or other sized batteries, would need to be outfitted with enhanced batteries and other hardware that would enable the devices to be rechargeable by our system. In each case, to use a device with our system, an end user will be required to retrofit the device with a receiver and may be required to upgrade the battery technology used with the device (unless, for example, a consumer electronics supply chain firm has built compatible battery technology and a receiver into the device). These additional steps and expenses may offset the convenience for some users and discourage some users from purchasing our technology under development or other future products. Such factors may inhibit adoption of our technology, which would harm our business. We have not developed the enhanced battery to be used in devices, and our ability to enable use of our technology with devices that will require an enhanced battery will depend on our ability to develop a commercial version of such an enhanced battery that could be manufactured at a reasonable cost. If we fail to develop or enable a commercially practicable enhanced battery, we expect our business would be harmed, and we may need to change our strategy and target markets.

Laboratory conditions differ from field conditions, which could affect the effectiveness of our technology under development or other future products. Failures to effectively move from laboratory to the field would harm our business.

Our technology, when used in the field, may not be able to match the observations, developments, test results and performance that our technology may be able to achieve (and we may be able to document) under controlled laboratory circumstances. As one example of the difference between ideal laboratory conditions and field use, consider that in the laboratory, we can arrange for the transmitter to have line-of-sight transmission to a receiver. If we intend to test the performance through obstructions, we can control the configurations of the obstructions and the materials from which such obstructions are made. In the field, however, the receiver may be obscured or obstructed, or placed around a corner. Also, in the field we will have no control over the configuration of the obstructions or the materials that comprise each obstruction. These conditions may significantly decrease or eliminate the power received at the receiver or the effective range, because the RF energy from the transmitter may be absorbed by obscuring or blocking material or may need to be reflected off of a surface to reach the receiver, making the transmission distance longer than straight-line distances. The failure of our technology under development or other future products to be able to meet the demands of users in the field would harm our business.

Safety concerns and legal action by private parties may affect our business.

We believe that our technology is safe. However, it is possible that we could discover safety issues with our technology or keep that some people may be concerned with wire-free transmission of power in a manner that has occurred with some other wireless technologies as they were put into residential and commercial use, such as the safety concerns that were raised by some regarding the use of cellular telephones and other devices to transmit data wirelessly in close proximity to the human body. While we plan to at least partially address this potential concern by developing our management software to be configurable by users to selectively recharge devices in ways that would be intended to avoid recharging in close proximity to a human body, such as recharging only during predetermined time periods or recharging only when the device is not moving, we do not plan to conduct any tests to determine whether RF waves produce harmful effects on humans or other animals. We may be unable to effectively prevent recharging in close proximity to a user’s body, which could affect the marketability of our technology or could result in requests for law or regulation governing our technology under development or a class of products in which our technology under development would be included. In addition, while we believe our technology is safe, users of our technology under development or other future products who suffer medical ailments may blame the use of our products, as occurred with a small number of users of cellular telephones. A discovery of safety issues relating to our technology would have a material adverse effect on our business and any legal action against us claiming our products caused harm could be expensive, divert management and adversely affect us or cause our business to fail, whether or not such legal actions were ultimately successful.

Our industry is subject to intense competition and rapid technological change, which may result in products or new solutions that are superior to our technology under development or other future products we may bring to market from time to time. If we are unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our products may become less useful or obsolete and our operating results will suffer.

The consumer and commercial electronics industry in general and the power, recharging and alternative recharging segments of that industry in particular are subject to intense and increasing competition and rapidly evolving technologies. Because our products are expected to have long development cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to demonstrate the advantages of our products and technologies over well-established alternative solutions, products and technologies, as well as newer methods of power delivery and convince consumers and enterprises of the advantages of our products and technologies. Traditional wall plug-in recharging remains an inexpensive alternative to our technology under development. Also, directly competing technologies such as inductive charging, magnetic resonance charging, conductive charging, ultrasound and other yet unidentified solutions may have greater consumer acceptance than the technologies we have developed. Furthermore, certain competitors may have greater resources than us and may be better established in the market than we are. We cannot be certain which other companies may have already decided to or may in the future choose to enter our markets. For example, consumer electronics products companies may invest substantial resources in wireless power or other recharging technologies and may decide to enter our target markets. Successful developments of competitors that result in new approaches for recharging could reduce the attractiveness of our products or render them obsolete.

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render our technology under development or future products based on our technology obsolete. Many of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience in research and development than we have. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete. We may not have or be able to raise or develop the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

Our competitive position also depends on our ability to:

•	generate widespread awareness, acceptance and adoption by the consumer and enterprise markets of our technology under development and future products;

•	design a product that may be sold at an acceptable price point;

•	develop new or enhanced technologies or features that improve the convenience, efficiency, safety or perceived safety, and productivity of our technology under development and future products;

•	properly identify customer needs and deliver new products or product enhancements to address those needs;

•	limit the time required from proof of feasibility to routine production;

•	limit the timing and cost of regulatory approvals;

•	attract and retain qualified personnel;

•	protect our inventions with patents or otherwise develop proprietary products and processes; and

•	secure sufficient capital resources to expand both our continued research and development, and sales and marketing efforts.

If our technology under development is not or our future products are not competitive based on these or other factors, our business would be harmed.

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in our products. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. For example, we may be unsuccessful in defending our patents and other proprietary rights against third party challenges.

As of December 31, 2014, we had in excess of 125 pending U.S. patents and provisional patent applications on file, but do not have any issued patents to protect our technology.

In addition to patents, we expect to rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. These measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. Although we are attempting to obtain patent coverage for our technology where available and where we believe appropriate, there are aspects of the technology for which patent coverage may never be sought or received. We may not possess the resources to or may not choose to pursue patent protection outside the United States or any or every country other than the United States where we may eventually decide to sell our future products. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we have no patent protection. Although we have in excess of 125 pending U.S. patents and provisional patent applications on file in the United States protecting aspects of our technology under development, our patents may not issue as a result of those applications drawing priority or otherwise based on those patent applications, may issue only with limited coverage or may issue and be subsequently successfully challenged by others and held invalid or unenforceable.

Similarly, even if patents do issue based on our applications or future applications, any issued patents may not provide us with any competitive advantages. Competitors may be able to design around our patents or develop products that provide outcomes comparable or superior to ours. Our patents may be held invalid or unenforceable as a result of legal challenges by third parties, and others may challenge the inventorship or ownership of our patents and pending patent applications. In addition, if we choose to and are able to secure protection in countries outside the United States, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

We may also in the future as one of our strategies to deploy our technology into the market, license patent and other proprietary rights to aspects of our technology to third parties and customers. Disputes with our licensors may arise regarding the scope and content of these licenses. Further, our ability to expand into additional fields with our technologies may be restricted by our existing licenses or licenses we may grant to third parties in the future.

The policies we use to protect our trade secrets may not be effective in preventing misappropriation of our trade secrets by others. In addition, confidentiality agreements executed by our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. Litigating a trade secret claim is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge methods and know-how. If we are unable to protect our intellectual property rights, we may be unable to prevent competitors from using our own inventions and intellectual property to compete against us, and our business may be harmed.

We may be subject to patent infringement or other intellectual property lawsuits which may be costly to defend.

Because our industry is characterized by competing intellectual property, we may be sued for violating the intellectual property rights of others. Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted any significant search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields (including some pertaining specifically to wireless charging technologies), our competitors or other third parties may assert that our products and the methods we employ in the use of our products are covered by United States or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents that our technology under development or other future products would infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for wire-free power and alternative recharging solutions increases, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling any infringing products of ours unless we could obtain a license or were able to redesign the product to avoid infringement. If we were unable to obtain a license or successfully redesign, we might be prevented from selling our technology under development or other future products. If there is an allegation or determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, or a settlement or ongoing royalties. In these circumstances, we may be unable to sell our products at competitive prices or at all, our business and operating results could be harmed.

We could become subject to product liability claims, product recalls, and warranty claims that could be expensive, divert management’s attention and harm our business.

Our business exposes us to potential liability risks that are inherent in the marketing and sale of products used by consumers. We may be held liable if our technology under development now or in the future causes injury or death or are found otherwise unsuitable during usage. Our technology under development incorporates sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. While we believe our technology is safe, users could allege or possibly prove defects (some of which could be alleged or proved to cause harm to users or others) because we design our products to perform complex functions involving RF energy, possibly in close proximity to users. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. The coverage limits of our insurance policies we may choose to purchase to cover related risks may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could negatively affect our sales or require a change in the design or manufacturing process, any of which could harm our reputation and business, harm our relationship with licensors of our products, result in a decline in revenue and harm our business.

In addition, if a product we designed is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we or our strategic partners may be required to notify regulatory authorities and/or to recall the product. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other penalties. The adverse publicity resulting from any of these actions could adversely affect the perception of our customers and potential customers. These investigations or recalls, especially if accompanied by unfavorable publicity, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

We are subject to risks associated with our utilization of consultants.

To improve productivity and accelerate our development efforts while we build out our own engineering team, we use experienced consultants to assist in selected business functions, including the development of our ASICs. We take steps to monitor and regulate the performance of these independent third parties. However, arrangements with third party service providers may make our operations vulnerable if these consultants fail to satisfy their obligations to us as a result of their performance, changes in their own operations, financial condition, or other matters outside of our control. Effective management of our consultants is important to our business and strategy. The failure of our consultants to perform as anticipated could result in substantial costs, divert management’s attention from other strategic activities, or create other operational or financial problems for us. Terminating or transitioning arrangements with key consultants could result in additional costs and a risk of operational delays, potential errors and possible control issues as a result of the termination or during the transition.

We expect to depend on consumer electronics supply chain firms to manufacture, market and distribute our technology under development. If these strategic partners fail to successfully manufacture, market and distribute our technology under development, our business will be materially harmed.

We currently intend to license our system architecture, proprietary waveform, antenna design and ASIC designs to consumer electronics supply chain firms rather than manufacture our technology under development ourselves. We will not be able to control the efforts and resources these consumer electronics supply chain firms would devote to marketing our technology under development or other future products. Those third parties may not be able to successfully market and sell the products they develop based on our technology, may not devote sufficient time and resources to support the marketing and selling efforts and may not market those products at prices that will permit the products to develop, achieve or sustain market acceptance. Finding new licensors could be an expensive and time-consuming process and we may not be able to find suitable consumer electronics supply chain firms and other distribution strategic partners on acceptable terms or at all. If we cannot find suitable third party partners or our third party partners experience difficulties, do not actively market our technology under development or future products or do not otherwise perform under our license agreements, our potential for revenue may be dramatically reduced, and our business could be harmed.

We intend to pursue licensing of our technology as a primary means of commercialization but we may not be able to secure advantageous license agreements. If we are not able to secure advantageous license agreements, our business and results of operations will be adversely affected.

We are pursuing the licensing of our technology as a primary means of commercialization. We believe there are many companies that would be interested in implementing our technology into their devices. Many of these companies are well-known, world-wide companies. We have entered into one product development and license agreement with a tier-one consumer electronics company that has the potential to yield license revenue. In addition, we have also entered into a total of 16 joint development agreements providing for our development of reference designs which serve to describe the integration of our technology into the strategic partner’s products. However, the joint development agreements do not commit either party to a long-term relationship and any of these parties may disengage with us at any time. Creating a license or other business relationship with these classes of companies will take a substantial effort, as we expect to have to convince them of the efficacy of our technology, meet their design and manufacturing requirements, satisfy their marketing and product needs, and comply with their selection, review and contracting requirements. There can be no assurance that we will be able to gain entry to these companies, or that they will ultimately decide to integrate our technology with their products. We may not be able to secure license agreements with customers on terms that are advantageous to us. Furthermore, the timing and volume of revenue earned from license agreements will be outside of our control. If the license agreements we enter into do not prove to be advantageous to us, our business and results of operations will be adversely affected.

We may not be able to develop a technology that meets our development partner's specifications. Even if we succeed in developing a technology that meets all the specifications in our development and licensing agreement, our development partner could decline to use our technology in its products. Any of these events would have a material adverse effect on our business.

The terms of our only development and licensing agreement with a tier-one consumer products company require us to meet stringent performance specifications and aggressive technical milestones. While we are devoting substantial corporate time and resources to the development of our technology for this company’s products, there can be no assurance that we can meet the performance specifications and technical milestones in the timeframe required by the development and licensing agreement or at all. Further, the decision to embed our technology within its products is completely in our development partner’s discretion and it could decline to use our technology in its products even if we meet all the performance specifications and technical milestones set forth in the agreement. Additionally, the development and licensing agreement prohibits us from the development of our technology for certain product categories until our development partner has introduced products with our technology embedded in those categories to consumers. If we are unable to meet the stringent performance specifications and aggressive technical milestones required by the development and licensing agreement or our development partner declines to embed our technology in its products, our business would be significantly harmed. The harm to our business resulting from either of these scenarios will exacerbated by the fact that we have agreed to limited exclusivity in certain product categories with our development partner.

We are highly dependent on certain key members of our executive management team. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of Stephen Rizzone (Chief Executive Officer), Michael Leabman (Chief Technology Officer), George Holmes (Senior Vice President of Sales and Marketing) and Cesar Johnston (Senior Vice President of Engineering). If we lose the services of any of these persons, we would likely be forced to expend significant time and money in the pursuit of replacements, which may result in a delay in the implementation of our business plan and plan of operations. We can give no assurance that we could find satisfactory replacements for these individuals on terms that would not be unduly expensive or burdensome to us. We do not currently carry a key-man life insurance policy that would assist us in recouping our costs in the event of the death or disability of either of these executives.

Our long-term success and growth strategy depend on our ability to attract, integrate and retain high-level engineering talent.

Because of the highly specialized and complex nature of our business, our success and future growth also depends on management’s ability to attract, hire, train, integrate and retain high-level engineering talent. Competition for such personnel is intense as we compete for talent as a pre-revenue company against many large profitable companies and our inability to adequately staff our operations with highly qualified and well-trained engineers could render us less efficient and impede our ability to develop and deliver a commercial product. Such a competitive market could put upward pressure on labor costs for engineering talent. In addition, rising costs associated with certain employee benefits, in particular employee health coverage, could limit our ability to provide certain employee benefits in the future. If we are unable to provide a competitive employee benefits package, including continuing equity incentive grants, recruiting and retaining qualified personnel may become more difficult.

Risks Related to Owning Our Common Stock

As an investor, you may lose all of your investment.

Investing in our common stock involves a high degree of risk. As an investor you may never recoup all, or even part of, your investment and you may never realize any return on your investment. You must be prepared to lose all of your investment.

Our stock price could be volatile and investors may have difficulty selling their shares.

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “WATT.” For the period from March 28, 2014 when trading began on the NASDAQ Capital Market through December 31, 2014, the daily trading volume for shares of our common stock ranged from 6,200 to 2,403,900 shares traded per day, and the average daily trading volume during such period was 162,713 shares.

The market price of the common stock has fluctuated significantly since it was first listed on the NASDAQ Capital Market on March 28, 2014. Since this date, through December 31, 2014, the intra-day trading price has fluctuated from a low of $7.11 to a high of $16.44. The price of our common stock may continue to fluctuate significantly in response to factors, some of which are beyond our control, including the following:

•	actual or anticipated variations in operating results;
•	the limited number of holders of the common stock;
•	changes in the economic performance and/or market valuations of other technology companies;
•	our announcements of significant strategic partnerships or other events;
•	announcements by other companies in the wire-free charging space;
•	additions or departures of key personnel; and
•	sales or other transactions involving our capital stock, including sales that may occur following the termination of applicable lock-up periods.

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reporting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We have not paid dividends in the past and have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to market our products and to cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend.

Concentration of ownership among our existing executive officers, directors and significant stockholders may prevent new investors from influencing significant corporate decisions.

All decisions with respect to the management of the Company will be made by our board of directors and our officers, who collectively, beneficially own approximately 4.4% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. In addition, other greater than 5% stockholders such as DvineWave Holdings LLC which beneficially owns approximately 15% of our common stock, AWM Investment Company Inc. which beneficially owns approximately 7% of our common stock and Absolute Ventures, which owns approximately 5% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our Company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We expect to continue to incur significant costs as a result of being a public company that reports to the Securities and Exchange Commission and our management will be required to devote substantial time to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission (“SEC”), we incur significant legal, accounting and other expenses. We are subject to reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that are expected to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel are expected to devote a substantial amount of time to these new compliance initiatives. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Provisions of our Certificate of Incorporation (“Certificate”) and bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our Certificate and bylaws:

•	authorize our board of directors to issue preferred stock without stockholder approval and to designate the rights, preferences and privileges of each class; if issued, such preferred stock would increase the number of outstanding shares of our capital stock and could include terms that may deter an acquisition of us;
•	limit who may call stockholder meetings;
•	do not permit stockholders to act by written consent;
•	do not provide for cumulative voting rights; and
•	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

In addition, Section 203 of the Delaware General Corporation Law may limit our ability to engage in any business combination with a person who beneficially owns 15% or more of our outstanding voting stock unless certain conditions are satisfied. This restriction lasts for a period of three years following the share acquisition. These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

Item 1B. Unresolved Staff Comment

Not applicable.

Item 2. Properties

Our principal office is located at 3590 North First Street, Suite 210, San Jose, CA 95134. As of December 31, 2014, we are leasing approximately 15,000 square feet of office and laboratory space under a lease that is due to expire in September 2019. The initial monthly base rent was $36,720 per month. In addition, pursuant to the lease we issued to the landlord 41,563 shares of restricted stock valued at $500,000, of which $400,000 will be applied to reduce the Company’s base rent by $6,732 per month and of which $100,000 was used for certain tenant improvements.

On February 26, 2015, we agreed to rent an additional 3,491 square feet of classroom space from an existing tenant in the same building in which we currently lease space through a sub-lease agreement which expires on June 30, 2019 (3 months prior to the expiration of our existing facility lease). The additional space is required to accommodate the build out of additional laboratory and testing space. Per the agreement, we anticipate additional monthly office rent expense of $6,109.

Item 3. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed on the NASDAQ Capital Market under the symbol “WATT.” The table below provides, for the fiscal quarters indicated, the reported high and low closing sales prices for our common stock on the NASDAQ Capital Market since March 28, 2014.

Fiscal Year Ended December 31, 2014	High	Low
First Quarter (beginning March 28)	$14.75	$10.58
Second Quarter	$15.57	$10.53
Third Quarter	$14.60	$10.01
Fourth Quarter	$11.46	$7.25

As of December 31, 2014, there were 54 holders of record of our common stock. We believe we have significantly more beneficial holders of our common stock.

We have never paid cash dividends on our securities and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. We intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our board of directors deems relevant.

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

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are developing technology to enable wire-free charging of electronic devices at a distance and with complete mobility under full software control. Our ultimate goal is to license our WattUpTM technology to consumer product companies, device manufacturers, wireless data router manufacturers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service offering for end users. We believe our proprietary technology can potentially be used in a variety of devices, including smart phones, tablets, e-book readers, wearables, keyboards, mice, remote controls, rechargeable lights and any other devices with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

We believe our technology is novel in its approach, in that it charges devices by surrounding them with a three dimensional (“3D”) radio frequency (“RF”) pocket (“RF pocket”). We are developing solutions that enable wire-free transmission of energy from one or multiple transmitter(s) to multiple receivers connected to or integrated into electronic devices, at distances of up to fifteen (15) feet. We have developed multiple prototype systems consisting of either a single or multiple transmitter(s) in various forms and sizes, multiple smart phone receiver cases, various other forms of receiving devices and management software.

We are also developing what we believe will be an enterprise class management and control system for our WattUp solution that will incorporate cloud based network management as well as the necessary local interface and control for the transmitter and receiver.

We believe that if our development, regulatory and commercialization efforts are successful, our transmitter and receiver solutions will initially be able to simultaneously charge up to 24 devices, ranging from ¼ watt up to sixteen (16) watts, depending on the number of devices, with a range of fifteen (15) feet in radius or in a charging envelop bounded by thirty (30) feet. Subsequent development efforts will focus on increasing the power delivery capability, increasing distance, enhancing the management and control solution and lowering overall system cost.

As part of our commercialization efforts, in May 2014 we executed our first of 16 joint development agreements with strategic partners which provide for the exchange of technology and which serve to describe the integration of our technology into the strategic partners’ products. At the Consumer Electronics Show, January 5-9, 2015, we met with over 100 existing or new potential joint development partners, demonstrated various electronic devices employing the WattUp technology and demonstrated an end-to-end wire-free power solution in a typical home environment. It is our objective during the first and second quarter of 2015 to narrow our research and development efforts to those strategic partners whose goals, capabilities and commercialization potential we believe most closely aligns with ours.

In January 2015, we signed a development and licensing agreement with a tier-one consumer electronics company to embed WattUp wire-free charging receiver technology in various products including, but not limited to mobile consumer electronics and related accessories. During the development phase and through customer shipment of the first licensed product, we will afford this customer an exclusive time to market advantage in the licensed product categories.

This development and licensing agreement contains both invention and development milestones that we will need to achieve during the next two years. Pursuant to the Agreement, we will receive development payments based upon its achievement of milestones, as provided for in the Agreement, including the receipt of an initial payment of $500,000 earned upon the signing of the Agreement. There can be no assurance that we will meet all required milestones under this agreement or that this strategic partner will include our technology in any products.

We have pursued an aggressive intellectual property strategy and are developing new patents. As of December 31, 2014, we had in excess of 125 pending U.S. patents and provisional patent applications. In addition to the inventions covered by these patent applications, we have identified a significant number of additional specific inventions we believe may be novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and, when appropriate, pursue those that will best protect our business.

We have recruited and hired a seasoned management team with public company and relevant industry experience to develop and execute our operating plan. In addition, we have identified and hired additional engineering resources, which we expect will build up the engineering capability of our internal team. We were incorporated in Delaware on October 30, 2012 under the name DvineWave Inc. and in January 2014 we changed our name to Energous Corporation. We are located in San Jose, CA. To date, our operations have been funded through the sale of our common stock and convertible debt (which has since been converted into shares of our common stock).

We have not generated any revenue to date, and have incurred significant losses from operations since inception. We expect to continue to incur operating losses for the foreseeable future as we develop our technology.

Critical Accounting Estimates and Policies

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 3 to our financial statements for a more complete description of our significant accounting policies.

Basis of Presentation. The accompanying audited financial statements and footnotes for the years ended December 31, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding financial information.

Research and Development. Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $12,511,647 and $2,109,890 for the years ended December 31, 2014 and 2013, respectively.

Income Taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

For the years ended December 31, 2014 and 2013, the Company had $12,511,647 and $2,095,367, respectively, of research and development expenses capitalized for federal income tax purposes, with amortization commencing upon the Company receiving an economic benefit from the related research. As of December 31, 2014, the Company had $5,814,569 gross federal and state net operating loss carryovers (“NOLs”) and a tax credit carryover of $877,597. For the years ended December 31, 2014 and 2013, deferred tax assets consisted principally of net operating loss and tax credit carryovers, the research and development costs and stock-based compensation, and such deferred tax assets were fully reserved. Accordingly, the Company’s effective tax rate for the years ended December 31, 2014 and 2013 was 0%.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. As of December 31, 2014, the Company has not completed an analysis whether an ownership change occurred under Section 382, which, if it did occur, could substantially limit its ability in the future to utilize its NOLs and other tax carryforwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2014, and 2013, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded for the years ended December 31, 2014, and 2013.

Convertible Instruments. The Company accounts for hybrid contracts that feature conversion options in accordance with ASC 815 “Derivatives and Hedging Activities,” (“ASC 815”) and ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”), which require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company accounts for convertible instruments that have been determined to be free standing derivative financial instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. The derivative was subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company accounted for convertible debt instruments, when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized under the effective interest method over the term of the related debt.

On April 2, 2014, all convertible debt instruments and the related derivative liabilities were extinguished and converted into 1,930,128 shares of common stock.

Common Stock Purchase Warrants and Other Derivative Financial Instruments. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock as defined in ASC 815-40 “Contracts in Entity’s Own Equity” (“ASC 815-40”). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

Results of Operations

For the Years Ended December 31, 2014 and 2013

Revenues.  Through December 31, 2014, we have not generated revenues.

Operating Expenses and Loss from Operations.  Operating expenses are made up of derivative instrument issuance, research, development, general and administrative and marketing expenses. Loss from operations for the years ended December 31, 2014 and 2013 was $20,374,709 and $4,435,470, respectively. Derivative instrument issuance expense was $0 and $887,062 for the years ended December 31, 2014 and 2013, respectively.

Research and development costs for the years ended December 31, 2014 and 2013 were $12,511,647 and $2,109,890, respectively. The increase is primarily due to a $3,287,398 increase in compensation, including stock-based compensation of $924,702, from a larger headcount within the department, a $3,575,586 increase in spending on components, design and engineering supplies for the demonstration units at the Consumer Electronics Show (“CES”), a $1,051,158 increase in legal costs related to patent application filings and a $2,193,539 increase in hardware and software consulting expenses related to preparation for the demonstration unit presented at CES.

General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the years ended December 31, 2014 and 2013 were $5,059,703 and $1,204,896, respectively. The increase is primarily due to a $1,546,656 increase in compensation, including stock-based compensation of $1,023,890, from adding two new employees within the department and the retention of a full-time Chief Executive Officer for the entire year in 2014, a $749,581 increase in investor relations and consulting costs, a $159,144 increase in insurance costs, primarily as a result of larger D&O premiums, a $188,021 increase in facilities costs, primarily from increased office rent after relocation to the San Jose facility, a $444,762 increase in recruiting costs related to our efforts to recruit and retain certain key employees and an increase of $368,088 in depreciation expense as a result of our acceleration in capital purchases during the second half of 2014.

Marketing costs for the years ended December 31, 2014 and 2013 were $2,803,359 and $233,622, respectively. The increase is primarily due to increased compensation of $1,346,077, including stock-based compensation of $583,238, from hiring five additional employees to the department during 2014, an increase of $662,448 in public relations and consulting expenses and an increase of $256,368 in travel costs associated with the preparation of CES and meetings with potential customers and strategic partners.

Change in Fair Value of Derivative Liabilities.  Change in fair value of derivative liabilities for the years ended December 31, 2014, and 2013 was $26,265,177, and $177,000, respectively.

Interest Expense.  Interest expense for the years ended December 31, 2014 and 2013 was $1,024,774 and $908,611, respectively, and included amortization of debt discount for the years ended December 31, 2014 and 2013 of $964,851 and $705,289, respectively.

Gain on Debt Extinguishment.  Gain on debt extinguishment for the years ended December 31, 2014 was $2,084,368 as compared to $0 for the year ended December 31, 2013. The gain on debt extinguishment resulted from the conversion of the convertible notes and the related extinguishment of the notes, accrued interest payable and the derivative liability.

Net Loss.  Net loss for the years ended December 31, 2014 and 2013 was $45,603,110 and $5,521,081, respectively.

Liquidity and Capital Resources

We have not generated revenues and have net losses of $45,603,110 and $5,521,081 for the years ended December 31, 2014 and 2013, respectively. Since inception, we have met our liquidity requirements principally through the private placement of convertible notes, the sale of our common stock in registered public offerings, the sale of our common stock to a strategic investor, the issuance of our common stock to our landlord to reduce our monthly base rent obligation and pay for certain tenant improvements and the sale of common stock in a December 2014 secondary offering.

As of December 31, 2014, we had cash on hand of $31,494,592. In April 2014 we completed our IPO of 4,600,000 shares of common stock at a price to the public of $6.00 per share through which we raised net proceeds of approximately $24.8 million. In connection with the completion of the IPO, our outstanding convertible notes and interest accrued thereon were converted into 1,833,336 and 96,792 shares, respectively, of common stock, thus extinguishing the debt associated with the notes. On April 4, 2014, we issued 210,527 shares of common stock to a strategic investor upon the receipt of net proceeds of $900,000 ($300,000 received on March 27, 2014, $700,000 received on April 4, 2014, net of commissions paid of $100,000).

On December 15, 2014, we completed an underwritten public offering of our common stock at a price to the public of $7.00 per share through which we raised net proceeds of approximately $21.0 million.

We believe our current cash on hand will be sufficient to fund our operations into the second quarter of 2016. However, we expect to require additional financing to fully implement our business plan, the ultimate goal of which is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service for end users. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Depending upon market conditions, we may choose to pursue additional financing to, among other reasons, accelerate our product development efforts, regulatory activities and business development and support functions with a view to capitalizing on the market opportunity we see for our wire-free charging technology.

During the year ended December 31, 2014, cash flows used in operating activities were $15,606,422, consisting of a net loss of $45,603,110, less non-cash expenses aggregating $28,107,842 (representing principally the amortization of debt discount of $964,851, stock based compensation of $2,547,978 and the change in fair value of derivative liabilities of $26,265,177 offset by the gain on the conversion of notes of $2,084,368), an increase in accounts payable of $1,354,973, primarily due to increased component purchasing, use of consultants and patent filing legal fees incurred and invoiced in December 2014 and paid in early 2015 and an increase in accrued expenses of $838,945, primarily due to increases in accrued employee compensation and an accrued stock warrant payable to a vendor. During the year ended December 31, 2013, cash flows used in operating activities were $3,430,978, consisting of a net loss of $5,521,081, offset by non-cash expenses of $1,631,879 and net changes in operating assets and liabilities of $458,224.

During the year ended December 31, 2014 and 2013, cash flows used in investing activities were $1,619,695 and $199,054, respectively. The increase for the year December 31, 2014 consisted principally of the purchase of laboratory and computer equipment and software while developing an initial prototype for demonstration at CES, as well as furniture, fixtures and tenant improvements for the new office in San Jose, CA.

During the year ended December 31, 2014, cash flows provided by financing activities were $46,766,929 and consisted principally of the net proceeds from our IPO of $24,872,170, net proceeds from our secondary offering of $20,993,759 and net proceeds of $900,000 from the sale of our common stock. During the year ended December 31, 2013, cash flows provided by financing activities were $5,582,818 and consisted principally of $5,500,009 in proceeds from the sale of convertible debt and $200,681 in proceeds from the sale of the Company’s common stock.

Research and development of new technologies is, by its nature, unpredictable. Although we undertake development efforts with commercially reasonable diligence, there can be no assurance that our available resources will be sufficient to enable us to develop our technology to the extent needed to create future revenues to sustain our operations.

We cannot assure that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise capital as and when we need it to continue our operations.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Energous Corporation

(f/k/a DvineWave Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Energous Corporation (f/k/a DvineWave Inc.)

We have audited the accompanying balance sheets of Energous Corporation (f/k/a DvineWave Inc.) (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energous Corporation (f/k/a DvineWave Inc.)as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
Melville, NY
March 30, 2015

Energous Corporation

(f/k/a DvineWave Inc.)

BALANCE SHEETS

	As of
	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$31,494,592	$1,953,780
Prepaid expenses and other current assets	416,580	127,197
Prepaid rent, current	80,784	-
Total current assets	31,991,956	2,080,977

Property and equipment, net	1,515,299	189,612
Prepaid rent, non-current	299,020	-
Deferred offering costs	-	88,319
Other assets	22,648	6,959
Total assets	$33,828,923	$2,365,867

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,716,011	$361,038
Accrued expenses	792,349	243,623
Convertible promissory notes, net	-	829,298
Derivative liabilities	-	6,277,000
Total current liabilities	2,508,360	7,710,959

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred Stock, $0.00001 par value, 10,000,000 and 0 shares authorized at December 31, 2014 and December 31, 2013, respectively; no shares issued or outstanding.	-	-
Common Stock, $0.00001 par value, 50,000,000 and 40,000,000 shares authorized at December 31, 2014 and December 31, 2013, respectively; 12,781,502 and 2,708,217 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	127	27
Additional paid-in capital	82,465,914	197,249
Accumulated deficit	(51,145,478)	(5,542,368)
Total stockholders’ equity (deficit)	31,320,563	(5,345,092)
Total liabilities and stockholders’ equity (deficit)	$33,828,923	$2,365,867

The accompanying notes are an integral part of these financial statements.

Energous Corporation

(f/k/a DvineWave Inc.)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2014	2013

Operating expenses:
Derivative instrument issuance	$-	$887,062
Research and development	12,511,647	2,109,890
General and administrative	5,059,703	1,204,896
Marketing	2,803,359	233,622
Loss from operations	(20,374,709)	(4,435,470)

Other (expense) income:
Change in fair value of derivative liabilities	(26,265,177)	(177,000)
Interest, net	(1,024,774)	(908,611)
Loss on retirement of fixed assets	(22,818)	-
Gain on debt extinguishment	2,084,368	-
Total	(25,228,401)	(1,085,611)

Net loss	$(45,603,110)	$(5,521,081)

Basic and diluted net loss per common share	$(5.75)	$(2.11)

Weighted average shares outstanding, basic and diluted	7,933,791	2,617,022

The accompanying notes are an integral part of these financial statements.

Energous Corporation

(f/k/a DvineWave Inc.)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2013	1,924,813	$19	$9,981	$(21,287)	$(11,287)

Common stock sold on January 28, 2013 to founder at $0.0052 per share	80,201	1	416	-	417

Common stock sold on March 4, 2013 to affiliate of a director at $0.24 per share	668,338	7	159,993	-	160,000

Common stock sold on May 7, 2013 to third party investor at $0.24 per share	20,051	-	4,800	-	4,800

Restricted common stock sold on May 14, 2013 under the 2013 Stock Plan of DvineWave, Inc., to consultant at $0.40 per share	88,882	1	35,463	-	35,464

Repurchase and retirement of restricted common stock from consultant on November 30, 2013 at $0.40 per share	(74,068)	(1)	(29,552)	-	(29,553)

Stock-based compensation	-	-	16,148	-	16,148

Net loss for the year ended December 31, 2013	-	-	-	(5,521,081)	(5,521,081)

Balance at December 31, 2013	2,708,217	$27	$197,249	$(5,542,368)	$(5,345,092)

Stock-based compensation - stock options	-	-	1,333,943	-	1,333,943

Stock-based compensation - IR consultant warrant	-	-	263,972	-	263,972

Stock-based compensation - consultant restricted stock units ("RSUs")	-	-	900,063	-	900,063

Stock-based compensation - shares issued to consultant for services rendered	5,353	-	50,000	-	50,000

Issuance of shares to strategic investor, net of commission expense	210,527	2	899,998	-	900,000

Initial public offering on April 2, 2014, net of underwriter's discount and offering costs of $2,816,149	4,600,000	46	24,783,805	-	24,783,851

Conversion of convertible notes on April 2, 2014	1,930,128	19	26,790,158	-	26,790,177

Sale of IPO underwriter warrant on April 2, 2014	-	-	1,000	-	1,000

Extinguishment of derivative for consulting warrant and financing warrant on June 25, 2014	-	-	5,752,000	-	5,752,000

Shares issued to landlord for prepaid rent	41,563	-	500,000	-	500,000

Secondary offering on December 15, 2014, net of underwriter's discount and offering costs of $2,006,239	3,285,714	33	20,993,726	-	20,993,759

Net loss	-	-	-	(45,603,110)	(45,603,110)

Balance, December 31, 2014	12,781,502	$127	$82,465,914	$(51,145,478)	$31,320,563

The accompanying notes are an integral part of these financial statements.

Energous Corporation

(f/k/a DvineWave Inc.)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(45,603,110)	$(5,521,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	371,189	4,717
Loss on retirement of fixed assets	22,818	-
Stock based compensation	2,547,978	16,148
Amortization of debt discount	964,851	705,289
Warrant expense	-	724,000
Write-off of abandoned trademark	-	4,725
Gain on conversion of notes payable and accrued interest	(2,084,368)	-
Change in fair market value of derivative liabilities	26,265,177	177,000
Amortization of prepaid rent from stock issuance to landlord	20,196
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(289,383)	(127,197)
Other assets	(15,689)	(6,959)
Accounts payable	1,354,973	359,163
Accrued expenses	838,945	233,217
Net cash used in operating activities	(15,606,423)	(3,430,978)

Cash flows from investing activities:
Purchase of property and equipment	(1,619,694)	(194,329)
Costs of trademark	-	(4,725)
Net cash used in investing activities	(1,619,694)	(199,054)

The accompanying notes are an integral part of these financial statements.

Energous Corporation

(f/k/a DvineWave Inc.)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013
Cash flows from financing activities:
Proceeds from the sale of common stock	-	200,681
Payment of deferred offering cost	-	(88,319)
Repurcharse of restricted common stock	-	(29,553)
Proceeds from IPO, net of underwriter's discount and offering expenses	24,872,170	-
Proceeds from secondary offering, net of underwriter's discount and offering expenses	20,993,759
Proceeds from the sale of senior secured convertible notes	-	5,500,009
Proceeds from the sale of stock to strategic investor, net	900,000	-
Sale of warrant to IPO underwriter	1,000	-
Net cash provided by financing activities	46,766,929	5,582,818

Net increase in cash and cash equivalents	29,540,812	1,952,786
Cash and cash equivalents - beginning	1,953,780	994
Cash and cash equivalents - ending	$31,494,592	$1,953,780

Supplemental disclosure of non-cash financing activities:
Decrease in deferred offering costs charged to the IPO	$88,319	$-
Common stock issued upon conversion of notes payable and accrued interest payable	$26,790,177	$-
Increase in additional paid in capital upon extinguishment of derivative liability for warrants	$5,752,000	$-
Common stock issued to landlord for tenant improvements of $100,000 and prepaid rent of $400,000	$500,000	$-

The accompanying notes are an integral part of these financial statements.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

Note 1 - Business Organization, Nature of Operations

Energous Corporation (f/k/a DvineWave Inc.) (the “Company”) was incorporated in Delaware on October 30, 2012 (inception). The Company is a technology company focused on developing technology that can enable wire-free charging of electronic devices at a distance and with complete mobility. The Company is developing solutions that enable wire-free transmission of energy from a transmitter to multiple receivers at distances of up to fifteen (15) feet. The Company is developing multiple generations of transmitter and receiver application specific integrated circuit chips (“ASICs) whose designs will be licensed to customers, and that we believe will optimize our technology reducing size and cost, while increasing performance to a level that we believe will allow for them to be integrated into low-power devices, eliminating the need for a charging cord or pad to maintain charge. The Company submitted its first ASIC design for wafer fabrication in November 2013. Since then, the Company submitted transmitter and receiver ASIC designs to its wafer fabricator for production. Two of these ASICs were used to demonstrate its WattUp technology in prototypical consumer products in conjunction with its strategic partners at the Consumer Electronics Show in January 2015. Additional ASICs are under development and two of these ASICs have entered the fabrication stage.

On January 2, 2014, the board of directors and stockholders approved the name change for the Company to Energous Corporation from DvineWave Inc.

Effective March 26, 2014, pursuant to authority granted by the stockholders and the Board of Directors of the Company, the Company implemented a 1-for-3.99 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”). All share and per share information in these financial statements have been retroactively adjusted to reflect the Reverse Split.

Note 2 – Liquidity and Management Plans

As of December 31, 2014, the Company had not yet completed the development of its product and had not yet recorded any revenues. Since inception, the Company’s primary activities have consisted of developing its technology, developing its business plan, raising capital, relocating to a larger facility and recruiting and hiring its workforce and executive team. To date, these activities have been funded primarily through the sale of Senior Secured Convertible Notes (“Convertible Notes”) (See Note 6- Private Placement), the funding of the Company’s initial public offering (“IPO”), which was consummated on April 2, 2014 (See Note 8 – Stockholders’ Equity (Deficit)), the sale of the Company common stock to a strategic investor (See Note 8 – Stockholders’ Equity (Deficit)), the issuance of common stock to our landlord (See Note 7 - Commitments and Contingencies) and the funding of the Company’s secondary offering which was consummated on December 15, 2014 (See Note 8 – Stockholder’s Equity (Deficit)).

The Company has not generated revenues since its inception and had net losses of $45,603,110 and $5,521,081 for the years ended December 31, 2014 and 2013, respectively.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

Note 2 – Liquidity and Management Plans, continued

As of December 31, 2014, the Company had cash on hand of $31,494,592. In April 2014, the Company completed its IPO of 4,600,000 shares of common stock through which the Company raised net proceeds of approximately $24.8 million. In connection with the completion of the IPO, the Company’s outstanding convertible notes and interest accrued thereon were converted into 1,833,336 and 96,792 shares, respectively, of common stock, thus extinguishing the debt associated with the notes. On April 4, 2014, the Company issued 210,527 shares of common stock to a strategic investor upon the receipt of net proceeds of $900,000 ($300,000 received on March 27, 2014, $700,000 received on April 4, 2014 less $100,000 to MDB Capital Group as a commission ). On September 10, 2014, the Company issued 41,563 shares of common stock to the Company’s landlord as prepaid rent and tenant improvements. On November 12, 2014, the Company issued 5,353 shares of common stock to a search firm for services associated with recruiting certain employees. In December 2014, the Company completed a secondary offering of 3,285,714 shares of common stock through which the Company raised net proceeds of approximately $21.0 million. The Company expects that cash on hand as of December 31, 2014 will be sufficient to fund the Company’s operations into the second quarter of 2016.

Research and development of new technologies is, by its nature, unpredictable.  Although the Company will undertake development efforts with commercially reasonable diligence, there can be no assurance that our available resources including the net proceeds from the Company’s recently completed IPO, secondary offering, and strategic investor financing will be sufficient to enable it to develop and obtain regulatory approval of its technology to the extent needed to create future revenues to sustain its operations.  The Company expects that it may choose to pursue additional financing, depending upon the market conditions, which could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Should the Company choose to pursue additional financing, there is no assurance that the Company would be able to do so on terms that it would find acceptable.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported expenses during the reporting periods.

The Company’s significant estimates and assumptions include the valuation of the Company’s common stock, the valuation of stock-based compensation instruments and the valuation of derivative financial instruments, the amortization of deferred financing costs, the useful lives of long-lived assets, and income tax expense. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $12,511,647 and $2,109,890 for the years ended December 31, 2014 and 2013, respectively.

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2014, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2014 and 2013.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”), the exercise and/or conversion of the Company’s convertible notes (using the if-converted method). The computation of diluted loss per share excludes potentially dilutive securities of 3,261,360 and 3,525,904 for the years ended December 31, 2014 and 2013, respectively, because their inclusion would be antidilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive.

	For the Year Ended December 31,
	2014	2013
Convertible Notes – principal	-	2,650,858
Convertible Notes – accrued interest	-	100,224
Consulting Warrant to purchase common stock	278,228	278,228
Financing Warrant to purchase common stock	152,778	220,905
IPO Warrants to purchase common stock	460,000	-
IR Consulting Warrant	36,000	-
Options to purchase common stock	1,607,075	275,689
RSUs	727,279	-
Total potentially dilutive securities	3,261,360	3,525,904

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

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

As of December 31, 2014, the Company no longer had financial instruments which were derivative liabilities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Year Ended December 31, 2014
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

Notes to Financial Statements

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

As of December 31, 2014, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

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

Notes to Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company elected to adopt this ASU effective with the Quarterly Report on Form 10-Q filed on August 14, 2014 and its adoption resulted in the removal of previously required development stage disclosures.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company elected to adopt this ASU effective with the Quarterly Report on Form 10-Q filed on November 10, 2014 and its adoption did not have a material effect on its financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2014, through the date which the financial statements are issued. Based upon the review, other than as disclosed in Note 12, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note 4 – Property and Equipment

Property and equipment are as follows:

	As of
	December 31, 2014	December 31, 2013
Computer software	$459,861	$114,876
Computer hardware	725,739	36,240
Furniture and fixtures	342,452	28,458
Leasehold improvements	343,734	14,755
	1,871,786	194,329
Less – accumulated depreciation	(356,487)	(4,717)
Total property and equipment, net	$1,515,299	$189,612

Total depreciation and amortization expense of the Company’s property and equipment was $371,189 and $4,717, for the years ended ended December 31, 2014 and 2013, respectively, reflected within general and administrative expense.

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	As of
	December 31, 2014	December 31, 2013
Accrued interest payable	$-	$207,945
Accrued compensation	425,824	19,894
Other accrued expenses	366,525	15,784
Total	$792,349	$243,623

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

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

The amortization of debt discount related to the Convertible Notes was $964,851 and $705,289, respectively, for the years ended December 31, 2014 and 2013.  During the years ended December 31, 2014 and 2013, the Company recorded an increase of $21,217,177 and $197,000, respectively, in the fair value of the derivative liability for the conversion feature of the Convertible Notes, which was recorded as a change in the fair value of derivative liabilities within the statement of operations. On April 2, 2014, upon the consummation of the IPO, the Convertible Notes and Accrued Interest were converted to 1,833,336 and 96,792 shares, respectively, of the Company’s common stock. This conversion was accounted for as an extinguishment. Accordingly, on April 2, 2014, the Company recorded a gain of $2,084,368 upon the extinguishment of the Convertible Notes, accrued interest, and the related derivative liability. Thereupon, the 1,930,128 shares of common stock were issued and were recorded at their aggregate fair value of $26,790,177.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

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

In connection with the sale of the Convertible Notes, the Company paid MDB a cash fee of $538,393 and sold to MDB for $1,000 in cash, a warrant issued on May 16, 2013 (the “Financing Warrant”) to purchase shares of the Company’s common stock. The Financing Warrant was fully vested upon issuance, has a term of five years and may not be exercised until six months after the consummation of a qualifying firm commitment underwritten initial public offering. Pursuant to the terms of the Financing Warrant, the aggregate exercise price is fixed at $550,000, with the per share exercise price being $3.60 based upon 120% of the conversion price of $3.00 of the Convertible Notes upon the consummation of the IPO. As of December 31, 2014, the Financing Warrant was exercisable into 152,778 shares of the Company’s common stock, assuming an exercise price of $3.60 per share (or 120% of the Convertible Notes conversion price of $3.00 per share).

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

MDB shall have certain registration rights with respect to the common stock issued upon exercise of the Financing Warrant, including a onetime demand registration right with respect to such common stock.

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

MDB shall have certain registration rights with respect to the common stock issued upon exercise of the Consulting Warrant, including a onetime demand registration right with respect to such common stock.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

Note 6 – Private Placement, continued

Accounting for the Financing Warrant and the Consulting Warrant

The Company determined that due to their cash settlement features, as originally issued, both the Financing Warrant and the Consulting Warrant qualified as derivative instruments.  Accordingly upon issuance, these instruments were classified as derivative liabilities.  Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period. Effective on June 25, 2014, upon the removal of the cash settlement put features within the Financing Warrant and the Consulting Warrant, (as discussed above), each of the Consulting Warrant and the Financing Warrant no longer qualified as derivative instruments. Accordingly, on June 25, 2014, after first recording a mark-to-market adjustment to fair value, the aggregate fair value of $5,752,000 for both warrants was reclassified to additional paid in capital.

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

The initial fair value of the Financing Warrant was $186,500 and was accounted for as derivative issuance expense and along with the other derivative issuance expenses (see below), was expensed upon the issuance of the Convertible Notes. The initial fair value of the Consulting Warrant was $537,500, and was expensed immediately as a consulting fee and was recorded within general and administrative expenses in the statement of operations for the year ended December 31, 2013. During the years ended December 31, 2014 and 2013, the Company recorded an increase of $5,048,000 and decrease of $20,000, respectively, in the fair values of the derivative liability of the Financing Warrant and the Consulting Warrant, which was recorded as a change in the fair value of derivative liabilities within the statement of operations.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

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

Note 7 – Commitments and Contingencies

Investor Relations Agreement

Effective January 13, 2014, the Company entered into an agreement with a vendor (“IR Firm”) to provide investor relations services to the Company. Pursuant to the agreement, in addition to monthly cash compensation of $8,000 per month, on March 27, 2014 the Company issued to the IR firm a consulting warrant (“IR Consulting Warrant”) for the purchase of 36,000 shares of common stock. The IR Consulting Warrant has a strike price of $7.80, representing 130% of the IPO price. The IR Consulting Warrant had an initial catch up vesting equivalent to 3,000 shares per month of service, partial months to be prorated on a thirty (30) day basis, from the effective date of this agreement until March 27, 2014. Thereafter, the IR Consulting Warrant vested at a rate of 3,000 shares per month of service. In addition, the Company agreed to issue to the IR Firm incentive warrants (“IR Incentive Warrants”) to purchase 5,000 shares of common stock with a strike price of $7.80 in the event of and upon each qualified investor, institutional or brokerage firm purchasing at least $250,000 in value of the Company’s common shares at the IPO price or greater in the open market on or after the 46th day following March 27, 2014. All IR Incentive Warrants granted during a six month period will collectively vest at each six month anniversary. Both the IR Consulting Warrant and IR Incentive Warrants will have an expiration date four (4) years from the grant date. The shares underlying both the IR Consulting Warrant and the IR Incentive Warrants will either be registered at the next available opportunity or the warrants will include a cashless exercise provision.

As of December 31, 2014, 34,800 shares under the IR Consulting Warrant were vested.

As of December 31, 2014 a total of 15,000 IR Incentive Warrants were deemed to have vested. Accordingly as of December 31, 2014, the Company recorded the accrued value of the IR Incentive Warrant of approximately $92,000 in general and administrative expenses, since the Company does not record stock-based compensation until the associated warrant is approved by the Board of Directors and issued. On February 26, 2015, the Board of Directors approved the issuance of a warrant to purchase 15,000 shares of the Company’s common stock.

For the year ended December 31, 2014, the Company incurred stock-based compensation expense of $263,972 in connection with the IR Consulting warrant, which was included in general and administrative expense.

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

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

Note 7 – Commitments and Contingencies, continued

Operating Leases, continued

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

The future minimum lease payments are as follows:

For the Year Ended December 31,	Amount
2015	362,555
2016	373,432
2017	384,635
2018	396,174
2019	303,766
Thereafter	0
Total	$1,820,562

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

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

Note 8 – Stockholders’ Equity (Deficit), continued

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

Secondary Offering

The registration statement for the Company’s Secondary Offering was declared effective on December 15, 2014. On December 15, 2014, the Company consummated the Public Offering of 3,285,714 shares of common stock at $7.00 per share and received from the underwriters’ net proceeds of $21,239,998 (net of underwriters’ discount of $1,610,000 and underwriters’ offering expenses of $150,000). The Company incurred additional offering expenses of $246,239, yielding net proceeds from the IPO of $20,993,759.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

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

As of December 31, 2014, 531,661 shares of common stock remain eligible to be issued through equity based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

On March 6, 2014, the Company’s board of directors and stockholders approved the 2014 Non-Employee Equity Compensation Plan for the issuance of equity based instruments covering up to 250,000 shares of common stock to directors and other non-employees.

As of December 31, 2014, 211,184 shares of common stock remains eligible to be issued through equity based instruments under the 2014 Non-Employee Equity Compensation Plan.

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

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

Note 9 – Stock Based Compensation, continued

Stock Options

On December 12, 2013, Mr. Rizzone, the Company’s Chief Executive Officer, was granted an option under the 2013 Equity Incentive Plan to purchase 275,689 shares of the Company’s common stock, at a price of $1.68 per share, with a term of ten years and which vests 1/48 for each completed month of service and for purposes of vesting only, the first completed month of service was determined to be October 2013. The option has a grant date fair value of $258,373 utilizing the Black-Scholes option pricing model.

On January 7, 2014, the Company’s board of directors granted to various employees and consultants from the 2013 Equity Incentive Plan stock options to purchase an aggregate of 537,845 shares of the Company’s common stock at an exercise price of $2.49 per share and having a term of ten years. Included in these grants were 57,644 options to Michael Leabman, Chief Technical Officer, pursuant to his employment contract, 80,201 options to George Holmes, Vice President of Sales and Marketing, and 319,799 options to other employees and consultants. The option awards granted to Mr. Leabman vested 3/48ths on the date of grant, and will vest 1/48th monthly over the following 45 months. The option award granted to Mr. Holmes vested 25% on October 1, 2014 and then continues to vest 1/48th of the initial award monthly for the subsequent 36 months. Option awards granted to all other employees and consultants cliff vest 25% of the award on the later of the first anniversary of the date they started working for the Company or October 1, 2014 and then will vest 1/48th of the initial award monthly for the following 36 months. The options had an aggregate grant date fair value of $762,699 utilizing the Black-Scholes option pricing model.

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

Notes to Financial Statements

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

On March 26, 2014, the Company’s board of directors granted to Mr. Holmes a stock option under the 2013 Equity Incentive Plan to purchase 89,672 shares of the Company’s common stock at an exercise price of $6.00.  The option award granted to the consultant has a ten year term and vested 25% of the award on September 30, 2014 and continues to vest 1/48th of the award on the last day of each of the subsequent 36 months. The option had a grant date fair value of $303,869 utilizing the Black-Scholes option pricing model.

The Company estimated the fair value of stock options awarded during the year ended December 31, 2014 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

Option Grants Awarded During the Year Ended December 31, 2014
Stock price	$2.49 to $6.00
Dividend yield	0%
Expected volatility	60%
Risk-free interest rate	1.30% to 2.03%
Expected life	3.75 to 6.25 years

As of December 31, 2014, the unamortized value of options held by employees was $2,611,490. As of December 31, 2014, the unamortized portion will be expensed over a weighted average period of 2.68 years.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

Note 9 – Stock Based Compensation, continued

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, January 1, 2014	275,689	$1.68	$-	-	$-
Granted	1,542,477	4.63	2.60	-	-
Exercised	-	-	-	-	-
Forfeited	(211,091)	2.49	1.57	-	-
Outstanding December 31, 2014	1,607,075	$4.41	$2.46	9.0	$10,532,322

Exercisable, January 1, 2014	17,231	$1.68	$-	-	$-
Vested	533,067	4.41	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercisable, December 31, 2014	550,298	$4.33	$2.41	9.1	$3,649,854

The following table presents information related to stock options outstanding and exercisable at December 31, 2014:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$1.68	275,689	8.9	86,153
2.49	326,754	9.0	115,627
3.63	51,958	9.2	51,958
4.99	99,214	9.2	19,013
6.00	853,460	9.2	277,547
	1,607,075	9.1	550,298

Restricted Stock Units (“RSUs”)

On June 3, 2014, the compensation committee of the board of directors of the Company granted to a member of the Company’s advisory board, an RSU award under which the holder has the right to receive 4,035 shares of common stock. The award was granted under the 2014 Non-Employee Equity Compensation Plan. The RSU had a grant date fair value of $49,590 based upon the fair value of the Company’s common stock on the date of grant. This RSU had 1,513 shares vested as of December 31, 2014 and vests 504 shares on each of the next five succeeding three month anniversaries of the grant date.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

Note 9 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

On July 14, 2014, the compensation committee of the board of directors granted to George Holmes an RSU under which the holder has the right to receive 44,836 shares of the Company’s common stock. The award was granted under the 2013 Equity Incentive Plan. The RSU had a grant date fair value of $593,180 based upon the fair value of the Company’s common stock on the date of grant. The award granted to Mr. Holmes vests 25% on March 28, 2015 and then 25% annually until fully vested. March 28, 2018. Pursuant to the terms of the award, the shares not vested terminate upon separation from the Company.

On July 14, 2014, the compensation committee of the board of directors granted to various employees and consultants, RSUs under which the holders have the right to receive 228,500 shares of the Company’s common stock. These awards were granted under the 2013 Equity Incentive Plan and the RSU’s had an aggregate grant date fair value of $3,023,055 based upon the fair value of the Company’s common stock on the date of grant. The awards granted vest 25% on March 28, 2015 and then 25% annually until fully vested on March 28, 2018. Pursuant to the terms of the awards, the shares not vested terminate upon separation from the Company.

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

In addition, on August 14, 2014, the compensation committee of the board of directors granted two inducement RSU awards to Cesar Johnston, the Company’s Senior Vice President of Engineering. Under the first award, Mr. Johnston has the right to receive 100,000 shares of the Company’s common stock and this award vests over four years beginning on the first anniversary of his employment start date of July 14, 2014. In addition, Mr. Johnston was granted 20,000 performance based RSU awards. On February 26, 2015, the compensation committee of the board of director determined that Mr. Johnston had successfully met all conditions provided for in the performance based RSU award. The RSU’s had an aggregate grant date fair value of $1,356,000 based upon the fair value of the Company’s common stock on the date of grant. The awards granted vest over four years beginning on the first anniversary of the employee’s date of hire. Pursuant to the terms of the awards, the shares not vested terminate upon separation from the Company.

On November 13, 2014, the compensation committee of the board of directors granted inducement RSU awards to various employees and consultants, under which the holders have the right to receive 261,686 shares of the Company’s common stock. These inducement awards were not granted under a plan. These RSUs had an aggregate grant date fair value of $2,266,201 based upon the fair value of the Company’s common stock on the date of grant. Pursuant to the terms of the awards, the shares are not vested upon separation from the Company.

In addition, on November 13, 2014, the compensation committee of the board of directors granted to various employees and consultants, RSUs under which the holders have the right to receive 5,100 shares of the Company’s common stock. These awards were granted under the 2013 Equity Incentive Plan as an incentive reward for being a named inventor on one or more of the Company’s patent applications, and the RSUs had an aggregate fair value of $44,166 based upon the fair value of the Company’s common stock on the date of grant. Pursuant to the terms of the awards, the shares vested immediately upon grant and common stock delivery is one year from the related patent application date.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

Note 9 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

On December 24, 2014, the compensation committee of the board of directors granted inducement RSU awards to various employees and consultants, under which the holders have the right to receive 77,856 shares of the Company’s common stock. These inducement awards were not granted under a plan. These RSUs had an aggregate grant date fair value of $620,512 based upon the fair value of the Company’s common stock on the date of grant. The awards granted vest over four years beginning on the first anniversary of the employee’s date of hire. Pursuant to the terms of the awards, the shares not vested terminate upon separation from the Company.

On December 24, 2014, the compensation committee of the board of directors granted an RSU award to a consultant, under which the holder has the right to receive 5,000 shares of the Company’s common stock. This award was granted under the 2013 Equity Incentive Plan and had a grant date fair value of $39,850 based upon the fair value of the Company’s common stock on the date of grant. The awards granted vest over four years beginning on the first anniversary of the employee’s date of hire. Pursuant to the terms of the awards, the shares not vested terminate upon separation from the Company.

The Company accounts for RSUs granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of the Company’s common stock.

At December 31, 2014, the unamortized value of the RSUs was $6,734,336. The unamortized amount will be expensed over a weighted average period of 3.47 years. A summary of the activity related to RSUs for the year ended December 31, 2014 is presented below:

	Total	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Nonvested at January 1, 2014	-	$-	$-
RSU Granted	837,672	10.75	9,006,874
RSUs vested	(6,349)	9.94	(63,116)
RSUs forfeited	(104,044)	12.57	(1,308,067)
Nonvested at December 31, 2014	727,279	10.50	$7,635,691
Vested at December 31, 2014	6,349	$9.94	$63,116

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

Note 9 – Stock Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock based compensation costs recognized for the year ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
Stock options	$1,333,943	$16,148
RSUs	900,063	-
IR warrant	263,972	-
Shares issued to consultant for services rendered	50,000	-
Total	$2,547,978	$16,148

The total amount of stock-based compensation was reflected within the statements of operations as:

	Year Ended December 31,
	2014	2013
Research and development	$924,702	$-
General and administrative	1,040,038	16,148
Sales and marketing	583,238	-
Total	$2,547,978	$16,148

Note 10 - Income Taxes

As of December 31, 2014 and 2013, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31,
Deferred tax assets (liabilities):	2014	2013
Tax credit and net operating loss carryovers	$3,191,795	$900,830
Property and equipment	(20,282)	-
Research and development costs	5,820,399	845,900
Start-up and organizational costs	1,443	1,554
Stock-based compensation	448,893	647
Other accruals	188,439	90,680
Total gross deferred tax assets	9,630,687	1,839,611
Less: valuation allowance	(9,630,687)	(1,839,611)
Deferred tax assets, net	$-	$-

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

Note 10 - Income Taxes, continued

The change in the Company’s valuation allowance is as follows:

	2014	2013
January 1,	$1,839,611	$8,472
Increase in valuation allowance	7,791,076	1,831,139
December 31,	$9,630,687	$1,839,611

The Company has a net operating loss carryover of approximately $5,815,000 and a research and development tax credit carryover of approximately $878,000 that expire beginning in 2032. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company may have sufficient future taxable income to absorb the net operating loss carryovers and research and development tax credit carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2014 and 2013.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. As of December 31, 2014, the Company has not completed an analysis whether an ownership change occurred under Section 382, which, if it did occur, could substantially limit its ability in the future to utilize its net operating loss and other tax carryforwards.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

Note 10 - Income Taxes, continued

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income taxes	(5.8)	(5.8)
Permanent difference:
Stock-based compensation	1.1	0.1
Derivative instrument issuance - financing warrant	-	1.3
Change in fair value of derivative liability	22.9	1.3
General and administrative expense - consulting warrant	-	3.9
Amortization of debt discount	0.8	-
Gain on debt extinguishment	(1.8)	-
Other	0.6	-
Federal research and development tax credit	(0.9)	-
Increase in valuation allowance	17.1	33.2
Effective income tax rate	0.0%	0.0%

Note 11 – Related Parties

On October 4, 2013, the Company executed a lease expiring on June 4, 2014 for 3,562 square feet of office space in Pleasanton, California from an affiliate of Greg Brewer, one of the Company’s former directors, with a base rent of $6,055 per month. The lease was amended and extended to September 30, 2014 with a base monthly rent of $8,548 for the period June 5, 2014 through September 30, 2014.

On July 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. Howard Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the year ended December 31, 2014, the Company has paid to FCS $68,413 in connection with Howard Yeaton’s services as Interim Chief Financial Officer and $126,153 for other financial advisory and accounting services provided by FCS.

Note 12 – Subsequent Events

Development and Licensing Agreement

Effective January 28, 2015, the Company signed a development and licensing agreement with a consumer electronics company to embed WattUp wire-free charging receiver technology in various products including, but not limited to mobile consumer electronics and related accessories. During the development phase and through customer shipment of their first product, Energous will afford this customer an exclusive time to market advantage in the licensed product categories.

This development and licensing agreement contains both invention and development milestones that the Company will need to achieve during the next two years. Pursuant to the Agreement, the Company will receive development payments based upon its achievement of milestones, as provided for in the Agreement, including the receipt of an initial payment of $500,000 earned upon the signing of the Agreement.

Energous Corporation

(f/k/a DvineWave Inc.)

Notes to Financial Statements

Note 12 – Subsequent Events, continued

Grants of RSUs

On January 22, 2015, the compensation committee of the board of directors granted to various employees and consultants, RSUs under which the holders have the right to receive 54,500 shares of the Company’s common stock. The awards granted were vested on the date of grant.

On February 26, 2015, the compensation committee of the board of directors granted to two employees RSUs under which the holders have the right to receive 6,800 shares of the Company’s common stock. The awards granted were vested on the date of grant.

On February 26, 2015, the compensation committee of the board of directors granted to Mr. Rizzone, the Company’s Chief Executive Officer, RSUs under which Mr. Rizzone has the right to receive 246,226 shares of the Company’s common stock. The awards were granted under the 2013 Equity Incentive Plan and vest over four years beginning on the first anniversary of the date of grant.

Issuance of Common Stock

On February 4, 2015, the Company entered into an advisory agreement with Insight Capital Consultants Corporation (“Insight”), pursuant to which, on February 26, 2015, the Company issued to Insight 15,000 shares of common stock.

Lease Agreement

On February 26, 2015, the Company entered into a sub-lease agreement for additional space in the San Jose area. The agreement has a term which expires on June 30, 2019 at an initial monthly rent of $6,109 per month.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the board of directors.

Based on their evaluation as of December 31, 2014, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Ac) were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The Company’s management, under the supervision of and with the participation of the principal executive and principal financial and accounting officers, have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

28

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers.

Changes in Internal Control Over Financial Reporting

For the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B. Other Information.

Not applicable.

29

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2014 Annual Meeting of Stockholders: “Information Concerning Directors and Nominees for Director,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “The Board of Directors and Its Committees.”

Item 11. Executive Compensation

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2014 Annual Meeting of Stockholders: “Compensation and Other Information Concerning Directors and Officers,” and “The Board of Directors and Its Committees.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2014 Annual Meeting of Stockholders: “Equity Compensation Plan Information” and “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2014 Annual Meeting of Stockholders: “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters.”

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2014 Annual Meeting of Stockholders: “Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures.”

30

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2.	Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto)

3.	Exhibit Index (The exhibits required to be filed as a part of this Report are listed in the Exhibit Index).

31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energous Corporation

Dated: March 30, 2015	By:	/s/ Stephen R. Rizzone
Stephen R. Rizzone President, Chief Executive Officer and Director

Dated: March 30, 2015	By:	/s/ Howard R. Yeaton
Howard R. Yeaton Interim Chief Financial Officer

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Energous Corporation, hereby severally constitute and appoint Stephen R. Rizzone our true and lawful attorney, with full power to him to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Exact Sciences Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen R. Rizzone	President, Chief Executive Officer and Director	March 30, 2015
Stephen R. Rizzone

/s/ Michael Leabman	Chief Technology Officer and Director	March 30, 2015
Michael Leabman

/s/ John R. Gaulding	Director and Chairman	March 30, 2015
John R. Gaulding

/s/ Nicolaos Alexopoulos	Director	March 30, 2015
Nicolaos Alexopoulos

/s/ Robert J. Griffin	Director	March 30, 2015
Robert J. Griffin

/s/ Rex S. Jackson	Director	March 30, 2015
Rex S. Jackson

Exhibit Index to Annual Report on Form 10-K

Exhibit No.	Description of Document
3.1	Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)

3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2014)

3.3	Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)

4.1	Specimen Certificate representing shares of common stock of Energous Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)

4.2	Amended and Restated Warrant issued to MDB Capital Group, LLC (ARW-1) dated December 13, 2013 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)

4.3	Amended and Restated Warrant issued to MDB Capital Group, LLC (ARW-2) dated December 13, 2013 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)

4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)

4.5	Voting Agreement between the Company and Hanbit Electronics Co. Ltd. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)

4.6	Form of Amendment to Warrant to Purchase Common Stock Dated June 25, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2014

10.1	Form of Securities Purchase Agreement between the registrant and investors for an offering completed on May 16, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)

10.2	Form of Registration Rights Agreement between the registrant and investors for an offering completed on May 16, 2013 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)

10.3	Form of Senior Secured Convertible Promissory Note issued by the registrant to investors in the offering completed on May 16, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)

10.4	Form of Security Agreement between the registrant and investors for the offering completed on May 16, 2013 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)

10.5	Executive Employment Agreement between the Company and Stephen R. Rizzone dated October 1, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.6	Executive Employment Agreement between the Company and Michael Leabman dated October 1, 2013 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)

10.8	Registration Rights Agreement between the registrant and MDB Capital Group, LLC dated May 16, 2013 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)

10.9	Energous Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.10	Form of stock option award under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.11	Standard Industrial/Commercial Multi-Tenant Lease between the registrant and ProSoft Engineering, Inc. dated October 4, 2013 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)

10.12	Form of Non-Statutory Option Award (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

10.13	First Amendment to Energous Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

10.14	2014 Non-Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

10.15	Form of stock option award under 2014 Non-Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)*

10.16	Offer Letter effective as of July 14, 2014 between Energous Corporation and Cesar Johnston (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.17	Consulting Agreement effective as of July 14, 2014 between Energous Corporation and Howard Yeaton (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.18	Form of Restricted Stock Unit Award Agreement effective as of August 14, 2014 between Energous Corporation and Cesar Johnston (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.19	Director Compensation Policy dated August 14, 2014 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.20	Lease Agreement dated as of September 10, 2014 between the Company and Balzer Family Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2014)

10.21	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Equity Incentive Plan* +

10.22	Form of Inducement Restricted Stock Unit Award Agreement* +

21.1	Subsidiaries of the Registrant+

23.1	Consent of Marcum LLP+

24.1	Power of Attorney (included on signature page)+

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934+

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934+

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Schema+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase+

101.DEF	XBRL Taxonomy Extension Definition Linkbase+

101.LAB	XBRL Taxonomy Extension Label Linkbase+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

*	Indicates a management contract or any compensatory plan, contract or arrangement.

+	Filed herewith.