Form 10-Q
period 2015-03-31
Energous Corp
filed 2015-05-13
CIK 1575793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

As of May 13, 2015, there were 12,890,993 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 Energous Corporation

CONDENSED BALANCE SHEETS

	As of
	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$26,500,696	$31,494,592
Prepaid expenses and other current assets	830,247	416,580
Prepaid rent, current	80,784	80,784
Total current assets	27,411,727	31,991,956

Property and equipment, net	1,533,908	1,515,299
Prepaid rent, non-current	278,824	299,020
Other assets	22,648	22,648
Total assets	$29,247,107	$33,828,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,807,370	$1,716,011
Accrued expenses	917,332	792,349
Deferred revenue	300,000	-
Total current liabilities	3,024,702	2,508,360

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at March 31, 2015 and
and December 31, 2014, respectively; no shares issued or outstanding	-	-
Common Stock, $0.00001 par value, 50,000,000 shares authorized at March 31, 2015 and
December 31, 2014, respectively; 12,838,972 and 12,781,502 shares
issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	128	127
Additional paid-in capital	84,293,034	82,465,914
Accumulated deficit	(58,070,757)	(51,145,478)
Total stockholders’ equity	26,222,405	31,320,563
Total liabilities and stockholders’ equity	$29,247,107	$33,828,923

The accompanying notes are an integral part of these condensed financial statements.

 Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenue	$200,000	$-

Operating expenses:
Research and development	4,145,764	929,213
General and administrative	1,959,913	669,289
Marketing	1,025,923	422,031
Total operating expenses	7,131,600	2,020,533

Loss from operations	(6,931,600)	(2,020,533)

Other (expense) income:
Change in fair value of derivative liabilities	-	(27,991,000)
Interest income (expense), net	6,321	(998,190)
Total	6,321	(28,989,190)

Net loss	$(6,925,279)	$(31,009,723)

Basic and diluted net loss per common share	$(0.54)	$(11.45)

Weighted average shares outstanding, basic and diluted	12,787,884	2,708,217

The accompanying notes are an integral part of these condensed financial statements.

 Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2015	12,781,502	$127	$82,465,914	$(51,145,478)	$31,320,563

Issuance of shares for services	15,000	-	147,900	-	147,900

Stock-based compensation - stock options	-	-	259,515	-	259,515

Stock-based compensation - IR warrants	-	-	85,831	-	85,831

Stock-based compensation - restricted stock units ("RSUs")	-	-	1,333,875	-	1,333,875

Issuance of shares for RSUs	42,470	1	(1)	-	-

Net loss	-	-	-	(6,925,279)	(6,925,279)

Balance, March 31, 2015 (unaudited)	12,838,972	$128	$84,293,034	$(58,070,757)	$26,222,405

The accompanying notes are an integral part of these condensed financial statements.

 Energous Corporation

 CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,925,279)	$(31,009,723)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation and amortization	191,219	24,213
Stock based compensation	1,679,221	492,123
Amortization of debt discount	-	920,739
Change in fair market value of derivative liabilities	-	27,991,000
Amortization of prepaid rent from stock issuance to landlord	20,196
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(265,767)	(192,582)
Accounts payable	91,359	391,262
Accrued expenses	124,983	135,864
Deferred revenue	300,000	-
Net cash used in operating activities	(4,784,068)	(1,247,104)

Cash flows from investing activities:
Purchases of property and equipment	(209,828)	(27,739)
Net cash used in investing activities	(209,828)	(27,739)

The accompanying notes are an integral part of these condensed financial statements.

 Energous Corporation

 CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Payment of deferred offering cost	-	(248,658)
Deposit to purchase common stock	-	300,000
Net cash provided by financing activities	-	51,342

Net decrease in cash and cash equivalents	(4,993,896)	(1,223,501)
Cash and cash equivalents - beginning	31,494,592	1,953,780
Cash and cash equivalents - ending	$26,500,696	$730,279

Supplemental disclosure of non-cash financing activities:
Common stock issued for services	$147,900	$-
Common stock issued for RSUs	$1	$-

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

Notes to Financial Statements

Note 1 - Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company is developing WattUp TM, a wire-free charging technology that provides power at a distance for electronic devices that are mobile and under full software control. The Company’s ultimate goal is to license our WattUp technology to consumer product companies, device manufacturers, wireless data router manufacturers and other commercial partners. The Company believes that its proprietary technology can potentially be used in a variety of devices, including smart phones, tablets, e-book readers, wearables, keyboards, mice, remote controls, rechargeable lights and any other devices with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

The Company believes its technology is novel in its approach, in that it charges devices by surrounding them with a radio frequency (“RF”) pocket (“RF pocket”). The Company is developing solutions that enable wire-free transmission of energy from one or multiple transmitter(s) to multiple receivers connected to or integrated into electronic devices, at distances of up to fifteen (15) feet. The Company has developed multiple prototype systems consisting of either a single or multiple transmitter (s) in various forms and sizes, multiple smart phone receiver cases, various other forms of receiving devices and management software.

Note 2 – Liquidity and Management Plans

As of March 31, 2015 the Company recorded revenue of $200,000 and incurred net losses of $6,925,279 and $31,009,723 for the three months ended March 31, 2015 and 2014, respectively. Since inception, the Company has met its liquidity requirements principally through the private placement of convertible notes, the sale of its common stock in a registered public offering, the sale of its common stock to a strategic investor, and the issuance of its common stock to the Company’s landlord to reduce its monthly base rent obligation and pay for certain tenant improvements and the sale of common stock in a December 2014 secondary offering.

As of March 31, 2015, the Company had cash on hand of $26,500,696. In April 2014, the Company completed its IPO of 4,600,000 shares of common stock through which the Company raised net proceeds of approximately $24.8 million. In connection with the completion of the IPO, the Company’s outstanding convertible notes and interest accrued thereon were converted into 1,833,336 and 96,792 shares, respectively, of common stock, thus extinguishing the debt associated with the notes. On April 4, 2014, the Company issued 210,527 shares of common stock to a strategic investor upon the receipt of net proceeds of $900,000 ($300,000 received on March 27, 2014, $700,000 received on April 4, 2014 less $100,000 to MDB Capital Group as a commission ). On September 10, 2014, the Company issued 41,563 shares of common stock to the Company’s landlord as prepaid rent and tenant improvements. On November 12, 2014, the Company issued 5,353 shares of common stock to a search firm for services associated with recruiting certain employees. In December 2014, the Company completed a secondary offering of 3,285,714 shares of common stock through which the Company raised net proceeds of approximately $21.0 million. The Company expects that cash on hand as of March 31, 2015, will be sufficient to fund the Company’s operations into the second quarter of 2016.

Research and development of new technologies is, by its nature, unpredictable.  Although the Company will undertake development efforts with commercially reasonable diligence, there can be no assurance that our available resources including the net proceeds from the Company’s IPO, secondary offering, and strategic investor financing will be sufficient to enable it to develop and obtain regulatory approval of its technology to the extent needed to create future revenues sufficient to sustain its operations.  The Company expects that it may choose to pursue additional financing, depending upon the market conditions, which could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Should the Company choose to pursue additional financing, there is no assurance that the Company would be able to do so on terms that it would find acceptable. On April 24, 2015, the Company filed a “shelf” registration statement on Form S-3, under which the Company may from time to time, sell any combination of debt or equity securities up to an aggregate of $75,000,000.

Energous Corporation

Notes to Financial Statements

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

The Company’s significant estimates and assumptions include the valuation of the Company’s common stock, the valuation of stock-based compensation instruments and recognition of revenue, the useful lives of long-lived assets, and income tax expense. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, services have been rendered, collection of the revenue is reasonably assured, and the fees are fixed or determinable.

The Company records revenue associated with product development projects that it enters into with certain customers.  In general, these projects are associated with complex technology development, and as such the Company does not have certainty about its ability to achieve the program milestones. Achievement of the milestone is dependent on our performance and the milestone typically needs to be accepted by the customer. The payment associated with achieving the milestone is generally commensurate with the Company’s effort or the value of the deliverable and is nonrefundable. However, the Company also expects to receive nonrefundable payments, typically at the beginning of a customer relationship, for which there are no milestones. The Company recognizes this revenue ratably over the initial engineering product development period. The Company records the expenses related to these projects in the periods incurred and recognizes revenue when it has achieved the development milestones.  The costs associated with the revenue from these projects are expensed as incurred and generally included in research and development expense.

Energous Corporation

Notes to Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $4,145,764 and $929,213 for the three months ended March 31, 2015 and 2014, respectively.

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2015, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2015 and 2014.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”), the exercise and/or conversion of the Company’s convertible notes (using the if-converted method). The computation of diluted loss per share excludes potentially dilutive securities of 3,511,890 and 4,133,540 for the three months ended March 31, 2015 and 2014, respectively, because their inclusion would be antidilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2015	2014
Convertible Notes – principal	-	1,833,336
Convertible Notes – accrued interest	-	95,233
Consulting Warrant to purchase common stock	278,228	278,228
Financing Warrant to purchase common stock	152,778	152,778
IPO Warrants to purchase common stock	460,000	-
IR Consulting Warrant	36,000	36,000
IR Incentive Warrant	15,000	-
Options to purchase common stock	1,607,075	1,737,965
RSUs	962,809	-
Total potentially dilutive securities	3,511,890	4,133,540

Energous Corporation

Notes to Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year. The FASB plans to expose its decisions for a thirty day public comment period in a proposed Accounting Standards Update (ASU), which is expected to be issued sometime during the second quarter of 2015. On April 1, 2015 the FASB decided to permit the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2016. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard would have on our condensed financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2015, through the date which the financial statements are issued. Based upon the review, other than as disclosed in Notes 4 and 7, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Energous Corporation

Notes to Financial Statements

Note 4 – Commitments and Contingencies

Investor Relations Agreements

Effective January 13, 2014, the Company entered into an agreement with a vendor (“IR Firm”) to provide investor relations services to the Company. Pursuant to the agreement, in addition to monthly cash compensation of $8,000 per month, on March 27, 2014 the Company issued to the IR firm a consulting warrant (“IR Consulting Warrant”) for the purchase of 36,000 shares of common stock. The IR Consulting Warrant has a strike price of $7.80, representing 130% of the IPO price. The IR Consulting Warrant had an initial catch up vesting equivalent to 3,000 shares per month of service, partial months to be prorated on a thirty (30) day basis, from the effective date of this agreement until March 27, 2014. Thereafter, the IR Consulting Warrant vested at a rate of 3,000 shares per month of service. During the three months ended March 31, 2015, the Company issued to the IR Firm incentive warrants (“IR Incentive Warrants”) to purchase 15,000 shares of common stock with a strike price of $7.80 based upon certain qualified investors and/or institutional or brokerage firms having purchased at least $250,000 in value of the Company’s common shares at the IPO price or greater in the open market on or after the 46th day following March 27, 2014. All IR Incentive Warrants granted during a six month period will collectively vest at each six month anniversary. Both the IR Consulting Warrant and IR Incentive Warrants will have an expiration date four (4) years from the grant date. The shares underlying both the IR Consulting Warrant and the IR Incentive Warrants will either be registered at the next available opportunity or the warrants will include a cashless exercise provision.

As of March 31, 2015, all 36,000 shares under the IR Consulting Warrant were vested. For the three months ended March 31, 2015, the Company incurred stock-based compensation expense of $7,522 in connection with the IR Consulting warrant, which was included in general and administrative expense.

On February 4, 2015, the Company entered into a six month consulting agreement with a consultant to provide the Company with investor relations services. Compensation under the agreement included the Company’s issuance on February 26, 2015, of 15,000 shares of common stock valued at $147,900 and a single cash payment of $5,000. The total value of the compensation was recorded as a prepaid expense and will be amortized over the six month contract period.

Energous Corporation

Notes to Financial Statements

Note 4 – Commitments and Contingencies, continued

Operating Leases

On September 10, 2014, the Company entered into a Lease Agreement (the “Lease”) with Balzer Family Investments, L.P. (the “Landlord”) related to space located at Northpointe Business Center, 3590 North First Street, San Jose, California. The initial term of the lease is 60 months, with initial monthly base rent of $36,720 and the lease is subject to certain annual escalations as defined in the agreement. On October 1, 2014, the Company relocated its headquarters to this new location.  The Company issued to the Landlord 41,563 shares of the Company’s common stock valued at $500,000, of which $400,000 will be applied to reduce the Company’s monthly base rent obligation by $6,732 per month and of which $100,000 was for certain tenant improvements. The Company recorded $400,000 as prepaid rent on its balance sheet, which will be amortized over the term of the lease and recorded $100,000 as leasehold improvements.

On February 26, 2015, the Company entered into a sub-lease agreement for additional space in the San Jose area. The agreement has a term which expires on June 30, 2019 at an initial monthly rent of $6,109 per month and the lease is subject to certain annual escalations as defined in the agreement.

The future minimum lease payments for leased locations are as follows:

For the Years Ended December 31,	Amount
2015 (Nine Months)	$327,574
2016	448,488
2017	462,135
2018	475,838
2019	344,611
Total	$2,058,646

Development and Licensing Agreement

Effective January 28, 2015, the Company signed a development and licensing agreement with a consumer electronics company to embed WattUp wire-free charging receiver technology in various products including, but not limited to certain mobile consumer electronics and related accessories. During the development phase and through customer shipment of their first product, Energous will afford this customer an exclusive “time to market advantage” in the licensed product categories.

This development and licensing agreement contains both invention and development milestones that the Company will need to achieve during the next two years. Pursuant to the Agreement, on March 23, 2015, the Company received an initial non-refundable payment of $500,000. The agreement provides for additional amounts to be received by the Company based upon its achievement of certain milestones which were initially recorded as deferred revenue. During the three months ended March 31, 2015, the Company recognized as revenue $200,000 under the agreement.

Effective April 3, 2015, the Company entered into an amendment of the development and license agreement with this consumer electronics company to include joint development of wire-free transmitter technology and technology license back to the Company.

Energous Corporation

Notes to Financial Statements

Note 4 – Commitments and Contingencies, continued

Amended Employee Agreement

On April 3, 2015, Energous Corporation (the “Company”) entered into an Amended and Restated Executive Employment Agreement with Stephen R. Rizzone, the Company’s President and Chief Executive Officer (the “Employment Agreement”).

The Employment Agreement has an effective date of January 1, 2015 and an initial term of four years (the “Initial Employment Period”). The Employment Agreement provides for an annual base salary of $365,000, and Mr. Rizzone is eligible to receive quarterly cash bonuses with a total target amount equal to 100% of his base salary based upon achievement of performance-based objectives established by the Company’s board of directors.

Pursuant to Mr. Rizzone’s prior employment agreement, on December 12, 2013 Mr. Rizzone was granted a ten year option to purchase 275,689 shares of common stock at an exercise price of $1.68 vesting over four years in 48 monthly installments beginning October 1, 2013 (the “First Option”). Mr. Rizzone was also granted a second option award to purchase 496,546 shares of common stock at an exercise price of $6.00 (the “Second Option”). The Second Option vests over the same vesting schedule as the First Option.

Subject to the approval by the Company’s stockholders of a new performance-based equity plan, the Employment Agreement provides that Mr. Rizzone shall receive a grant of 639,075 Performance Share Units (the “PSUs”). The PSUs, which represent the right to receive shares of common stock, shall be earned based on the Company’s achievement of market capitalization growth between the effective date of the Employment Agreement and the end of the Initial Employment Period. If the Company’s market capitalization is $100 million or less, no PSUs will be earned. If the Company reaches a market capitalization of $1.1 billion or more, 100% of the PSUs will be earned. For market capitalization between $100 million and $1.1 billion, the percentage of PSUs earned will be determined on a quarterly basis based on straight line interpolation. PSUs earned as of the end of a calendar quarter will be paid 50% immediately and 50% will be deferred until the end of the Initial Employment Period subject to Mr. Rizzone’s continued employment with the Company.

Mr. Rizzone is also eligible to receive all customary and usual benefits generally available to senior executives of the Company.

The Employment Agreement provides that if Mr. Rizzone’s employment is terminated due to his death or disability, if Mr. Rizzone’s employment is terminated by the Company without cause or if he resigns for good reason, twenty-five percent (25%) of the shares subject to the Option and the Second Option shall immediately vest and become exercisable, he will have a period of one year post-termination to exercise the Option and the Second Option, and if a Liquidation Event (as defined in the Employment Agreement) shall occur prior to the termination of the Option and the Second Option, one hundred percent (100%) of the shares subject to the Option and Second Option shall immediately vest and become exercisable effective immediately prior to the consummation of the Liquidation Event. In addition, any outstanding deferred PSUs shall be immediately vested and paid, but any remaining unearned portion of the PSUs shall immediately be canceled and forfeited.

Energous Corporation

Notes to Financial Statements

Note 5 – Stock Based Compensation

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

As of March 31, 2015, 244,135 shares of common stock remain eligible to be issued through equity based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

On March 6, 2014, the Company’s board of directors and stockholders approved the 2014 Non-Employee Equity Compensation Plan for the issuance of equity based instruments covering up to 250,000 shares of common stock to directors and other non-employees.

As of March 31, 2015, 188,537 shares of common stock remains eligible to be issued through equity based instruments under the 2014 Non-Employee Equity Compensation Plan.

Energous Corporation

Notes to Financial Statements

Note 5 – Stock Based Compensation, continued

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2015	1,607,075	$4.41	$2.47	9.0	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at March 31, 2015	1,607,075	$4.41	$2.47	8.9	$8,089,568

Exercisable at January 1, 2015	550,298	$4.33	$2.41	9.1	$-
Vested	103,787	4.61	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercisable at March 31, 2015	654,085	$4.37	$2.44	8.9	$3,314,780

The following table presents information related to stock options outstanding and exercisable at March 31, 2015:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$1.68	275,689	8.7	103,383
2.49	326,754	8.8	129,777
3.63	51,958	8.9	51,958
4.99	99,214	9.0	39,063
6.00	853,460	9.0	329,904
	1,607,075	8.9	654,085

As of March 31, 2015, the unamortized value of options held by employees was $2,356,330. As of March 31, 2015, the unamortized portion will be expensed over a weighted average period of 2.48 years.

Energous Corporation

Notes to Financial Statements

Note 5 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”)

On August 14, 2014, the compensation committee of the board of directors granted two inducement RSU awards to Cesar Johnston, the Company’s Senior Vice President of Engineering. Under the first award, Mr. Johnston has the right to receive 100,000 shares of the Company’s common stock and this award vests over four years beginning on the first anniversary of his employment start date of July 14, 2014. In addition, Mr. Johnston was granted 20,000 performance based RSU awards. On February 26, 2015, the compensation committee of the board of directors determined that Mr. Johnston had successfully met all conditions provided for in the performance based RSU award. The RSU’s had an aggregate grant date fair value of $1,356,000 based upon the fair value of the Company’s common stock on the date of grant. The awards granted vest over four years beginning on the first anniversary of the employee’s date of hire. Pursuant to the terms of the awards, the unvested shares terminate upon separation from the Company.

On January 2, 2015, the compensation committee of the board of directors granted to various directors, RSUs under which the holders have the right to receive 17,576 shares of the Company’s common stock. The awards granted vest fully on the first anniversary of the grant date.

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

On February 26, 2015, the compensation committee of the board of directors granted to Mr. Rizzone, the Company’s Chief Executive Officer, RSUs under which Mr. Rizzone has the right to receive 246,226 shares of the Company’s common stock. The awards granted vest over four years beginning on the first anniversary of the date of grant.

On February 26, 2015, the compensation committee of the board of directors granted to a member of the advisory board RSUs under which the holder has the right to receive 5,071 shares. The award vests 12.5% on March 31, 2015 and then an additional 12.5% on each three month anniversary thereafter until fully vested.

The Company accounts for RSUs granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of the Company’s common stock.

Energous Corporation

Notes to Financial Statements

Note 5 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

At March 31, 2015, the unamortized value of the RSUs was $8,223,004. The unamortized amount will be expensed over a weighted average period of 3.44 years. A summary of the activity related to RSUs for the three months ended March 31, 2015 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	733,628	$10.49
RSUs granted	330,173	$9.89
RSUs forfeited	(58,522)	$8.66
Shares of common stock issued in exchange for RSUs	(42,470)	$12.08
Outstanding at March 31, 2015	962,809	$10.33

Vested at January 1, 2015	6,349	$9.94
RSUs vested	130,772	$11.15
RSUs forfeited	-	$-
Shares of common stock issued in exchange for RSUs	(42,470)	$12.08
Vested at March 31, 2015	94,651	$10.65

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Stock options	$259,515	$431,095
RSUs	1,333,875	-
IR warrants	85,831	61,028
Total	$1,679,221	$492,123

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended March 31,
	2015	2014
Research and development	$1,034,318	$143,767
General and administrative	443,647	337,382
Sales and marketing	201,256	10,974
Total	$1,679,221	$492,123

Energous Corporation

Notes to Financial Statements

Note 6 – Related Party

On July 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. Howard Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the three months ended March 31, 2015, the Company incurred for FCS $25,963 in connection with Mr. Yeaton’s services as Interim Chief Financial Officer and $26,257 for other financial advisory and accounting services provided by FCS.

Note 7 – Subsequent Events

Disgorgement of short swing profits

On April 11, 2015, $12,611 of proceeds was received from an officer of the Company who had purchased shares in the December 2014 secondary offering representing the disgorgement of a short swing profit on the officer’s April 2015 sale of the Company’s stock.

Filing of registration statement

On April 24, 2015, the Company filed a “shelf” registration statement on Form S-3, which became effective on April 30, 2015. The “shelf” registration statement allows the Company from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000.

Share Issuance

On May 12, 2015, the Company issued an aggregate of 1,750 shares of its common stock, 1,000 shares in connection with the exercise of a stock option and 750 shares in connection with the delivery of RSUs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, intentions for the future and the anticipated results of our development efforts. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to develop a commercially feasible technology; receipt of necessary regulatory approval; our ability to find and maintain development partners, market acceptance of our technology, the amount and nature of competition in our industry; our ability to protect our intellectual property; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this Quarterly Report on Form 10-Q and our previously filed Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are developing technology that can enable wire-free charging that provides power at a distance for electronic devices that are mobile and under full software control. Our ultimate goal is to license our WattUp™ technology to device manufacturers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service for end users. There are a wide variety of potential uses for our proprietary technology, including smart phones, e-book readers, tablets, wearables, keyboards, mice, remote controls, rechargeable lights, the Internet of Things (IOT), cylindrical batteries, toys, gaming consoles and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

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

We believe that if our development, regulatory and commercialization efforts are successful, our transmitter and receiver solutions will initially be able to simultaneously charge multiple mobile consumer electronic devices at varying charging levels, depending on the number of devices, with a range of fifteen (15) feet in radius or in a circular charging envelope of thirty (30) feet. Subsequent development efforts will focus on increasing the power delivery capability, increasing distance, enhancing the management and control solution and lowering overall system cost.

As part of our commercialization efforts, in May 2014 we executed our first of 16 joint development agreements with strategic partners which provide for the exchange of technology and which serve to describe the integration of our technology into the strategic partners’ products. At the 2015 Consumer Electronics Show in January, we met with over 100 existing or new potential joint development partners and investors and demonstrated whole house charging coverage through the use of WattUp technology through multiple transmitters packaged in a variety of consumer friendly form factors, including televisions, bed-side units, sound bars, wall units and speakers. It is our objective during 2015 to narrow our research and development efforts to strategic partners whose goals, capabilities and commercialization potential most closely aligns with ours. Accordingly, in January 2015 we entered into a funded product development and licensing agreement with a tier-one consumer electronics company.

We have pursued an aggressive intellectual property strategy and are developing new patents. As of March 31, 2015, we had in excess of 125 pending U.S. patent and provisional patent applications. In addition to the inventions covered by these patent applications, we have identified a significant number of additional specific inventions we believe may be novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business, such as in the area of directed power transmission, energy harvesting and network management.

We have recruited and hired a seasoned management team with public company and relevant industry experience to develop and execute our operating plan. In addition, we have identified and hired additional engineering resources, which we expect will build up the engineering capability of our internal team.

During the three months ended March 31, 2015, we have recorded revenue of $200,000, and have incurred significant losses from operations since inception. We expect to continue to incur operating losses for the foreseeable future as we develop our technology.

Critical Accounting Policies and Estimates

Revenue Recognition

We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, services have been rendered, collection of the revenue is reasonably assured, and the fees are fixed or determinable.

We record revenue associated with product development projects that we enter into with certain customers. In general, these projects are associated with complex technology development, and as such we do not have certainty about our ability to achieve the program milestones. Achievement of the milestone is dependent on our performance and the milestone typically needs to be accepted by the customer. The payment associated with achieving the milestone is generally commensurate with our effort or the value of the deliverable and is nonrefundable. However, we also expect to receive nonrefundable payments, typically at the beginning of a customer relationship, for which there are no milestones. We typically recognize this revenue ratably over the initial engineering product development period. Therefore, we record the expenses related to these projects in the periods incurred and recognizes revenue when it has achieved the development milestones. The costs associated with the revenue from these projects are expensed as incurred and generally included in research and development expense.

During the three months ended March 31, 2015, we recorded revenue of $200,000. We had not recorded any revenue prior to 2015.

Three Months Ended March 31, 2015 and 2014

Revenues.  During the three months ended March 31, 2015, we recorded revenue of $200,000. We had not recorded any revenue prior to 2015.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, general and administrative and marketing expenses. Loss from operations for the three months ended March 31, 2015 and 2014 was $6,931,600 and $2,020,533, respectively.

Research and development costs. Research and development costs for the three months ended March 31, 2015 and 2014 were $4,145,764 and $929,213, respectively. The increase in engineering product development is primarily due to a $2,007,534 increase in compensation (including stock-based compensation increase of $890,551) from a larger headcount within the department, a $956,329 increase in spending on components, design and engineering supplies primarily as a result of increased expenses for ASIC development during the latest quarter and a $261,739 increase in consulting expenses as a result of increased software quality assurance, cloud and antenna consulting, partially offset by a decrease of $137,481 in legal costs pertaining to patent filings.

General and administrative expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the three months ended March 31, 2015 and 2014 were $1,959,913 and $669,289, respectively. The increase is primarily due to a $329,355 increase in compensation, including stock-based compensation increase of $106,265, from increased headcount within the department, a $404,704 increase in legal, accounting and insurance costs primarily as a result of operating as a public company during the first quarter of 2015, a $167,006 increase in depreciation costs as a result of a larger fixed asset base, a $138,687 increase in rent costs primarily as a result of occupying a larger facility and a $126,321 increase in consulting and outside information technology (IT) services primarily as a result of increased outside IT services to support a larger staff and fees paid to members of the board of directors.

Marketing costs. Marketing costs for the three months ended March 31, 2015 and 2014 were $1,025,923 and $422,031, respectively. The increase is primarily due to increased compensation of $503,367, including increased stock-based compensation of $190,282, from an increased headcount within the department and an increase of $183,753 in trade show expenses primarily as a result of participating in the 2015 Consumer Electronics Show, partially offset by a $159,572 decrease in consulting expenses primarily as a result of employees handling duties formerly performed by consultants.

Change in Fair Value of Derivative Liabilities. Change in fair value of derivative liabilities for the three months ended March 31, 2015 was $0 as compared to $27,991,000 for the three months ended March 30, 2014, as the derivative liabilities were extinguished during the year ended December 31, 2014.

Interest Income (Expense), Net. Interest income for the three months ended March 31, 2015 was $6,321 as compared to interest expense, net of $998,190 for the three months ended March 31, 2014 and included amortization of debt discount of $0 and $920,739, respectively. The change in interest income (expense), net, resulted primarily from the reduction in amortization of debt discount. The related convertible notes were extinguished in April 2014 and accordingly there was no similar amortization during the first three months of 2015.

Net Loss. As a result of the above, net loss for the three months ended March 31, 2015 was $6,925,279 as compared to $31,009,723 for the three months ended March 31, 2014.

Liquidity and Capital Resources

During the three months ended March 31, 2015, we recorded revenue of $200,000 and have incurred net losses of $6,925,279 and $31,009,723 for the three months ended March 31, 2015 and 2014, respectively. Since inception, we have met our liquidity requirements principally through the private placement of convertible notes, the sale of our common stock in registered public offerings, the issuance of our common stock to our landlord to reduce our monthly base rent obligation and pay for certain tenant improvements and the sale of common stock in a December 2014 secondary offering.

As of March 31, 2015, we had cash and cash equivalents of $26,500,696.

We believe our current cash on hand will be sufficient to fund our operations into the second quarter of 2016. However, we expect to require additional financing to fully implement our business plan, the ultimate goal of which is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service for end users. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Depending upon market conditions, we may choose to pursue additional financing to, among other reasons, accelerate our product development efforts, regulatory activities and business development and support functions with a view to capitalizing on the market opportunity we see for our wire-free charging technology. On April 24, 2015, the Company filed a “shelf” registration statement on Form S-3, under which the Company may from time to time, sell any combination of debt or equity securities up to an aggregate of $75,000,000.

During the three months ended March 31, 2015, cash flows used in operating activities were $4,784,068, consisting of a net loss of $6,925,279, less non-cash expenses aggregating $1,890,635 (representing principally stock-based compensation of $1,679,221 and depreciation expense of $191,219), an increase of $265,767 in prepaid expenses, primarily due to prepayments for D&O insurance and deposits for future trade shows and an increase of $300,000 in deferred revenue. During the three months ended March 31, 2014, cash flows used in operating activities were $1,274,104, consisting of a net loss of $31,009,723, offset by non-cash expenses of $29,428,075 and net changes in operating assets and liabilities of $334,544.

During the three months ended March 31, 2015 and 2014, cash flows used in investing activities were $209,828 and $27,739, respectively. The increase for the three months ended March 31, 2015 consisted principally of the purchase of laboratory and computer equipment and software to accommodate newly hired employees and engineering services and testing performed for our customer.

During the three months ended March 31, 2015, cash flows provided by financing activities were $0. During the three months ended March 31, 2014, cash flows provided by financing activities were $51,342 and consisted of $300,000 in a deposit to purchase common stock, offset by $248,658 used in the payment of deferred offering costs.

Research and development of new technologies is, by its nature, unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that our available resources including the net proceeds from our recently completed public offerings will be sufficient to enable us to develop our technology to the extent needed to create future revenues to sustain our operations.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and interim chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, as of March 31, 2015, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2015. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

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

ENERGOUS CORPORATION
(Registrant)

Date: May 13, 2015	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Howard R. Yeaton, Jr.
		Name:	Howard R. Yeaton, Jr.
		Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2014)
3.3	Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)