Form 10-Q
period 2015-06-30
Energous Corp
filed 2015-08-13
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of August 13, 2015, there were 13,001,412 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

	As of
	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$20,508,268	$31,494,592
Prepaid expenses and other current assets	665,020	416,580
Prepaid rent, current	80,784	80,784
Total current assets	21,254,072	31,991,956

Property and equipment, net	1,613,910	1,515,299
Prepaid rent, non-current	258,628	299,020
Other assets	32,555	22,648
Total assets	$23,159,165	$33,828,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$817,341	$1,716,011
Accrued expenses	1,044,669	792,349
Deferred revenue	75,000	-
Total current liabilities	1,937,010	2,508,360

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at June 30, 2015 and
December 31, 2014; no shares issued or outstanding	-	-
Common Stock, $0.00001 par value, 50,000,000 shares authorized at June 30, 2015 and
December 31, 2014; 12,971,953 and 12,781,502 shares
issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	129	127
Additional paid-in capital	85,439,365	82,465,914
Accumulated deficit	(64,217,339)	(51,145,478)
Total stockholders’ equity	21,222,155	31,320,563
Total liabilities and stockholders’ equity	$23,159,165	$33,828,923

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$225,000	$-	$425,000	$-

Operating expenses:
Research and development	3,779,852	1,556,493	8,055,416	2,485,706
General and administrative	1,910,702	1,133,101	3,722,844	1,802,390
Marketing	684,416	805,429	1,728,310	1,227,460
Total operating expenses	6,374,970	3,495,023	13,506,570	5,515,556

Loss from operations	(6,149,970)	(3,495,023)	(13,081,570)	(5,515,556)

Other income (expense):
Change in fair value of derivative liabilities	-	1,725,823	-	(26,265,177)
Interest income (expense), net	3,388	(36,547)	9,709	(1,034,737)
Gain on debt extinguishment	-	2,084,368	-	2,084,368
Total	3,388	3,773,644	9,709	(25,215,546)

Net (loss) income	$(6,146,582)	$278,621	$(13,071,861)	$(30,731,102)

Basic net (loss) income per common share	$(0.48)	$0.03	$(1.02)	$(5.07)
Diluted net (loss) income per common share	$(0.48)	$0.03	$(1.02)	$(5.07)

Weighted average shares outstanding, basic	12,914,768	9,370,172	12,851,677	6,057,598
Weighted average shares outstanding, diluted	12,914,768	10,773,670	12,851,677	6,057,598

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2015	12,781,502	$127	$82,465,914	$(51,145,478)	$31,320,563

Issuance of shares for services	15,000	-	147,900	-	147,900

Stock-based compensation - stock options	-	-	492,422	-	492,422

Stock-based compensation - IR warrants	-	-	85,831	-	85,831

Stock-based compensation - restricted stock units ("RSUs")	-	-	2,177,135	-	2,177,135

Stock-based compensation - performance share units ("PSUs")	-	-	43,378	-	43,378

Issuance of shares for RSUs	162,831	2	(2)	-	-

Exercise of stock options	5,693	-	14,176	-	14,176

Disgorgement on account of short swing profit	-	-	12,611	-	12,611

Cashless exercise of warrants	6,927	-	-	-	-

Net loss	-	-	-	(13,071,861)	(13,071,861)

Balance, June 30, 2015 (unaudited)	12,971,953	$129	$85,439,365	$(64,217,339)	$21,222,155

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(13,071,861)	$(30,731,102)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation and amortization	414,301	54,805
Stock based compensation	2,798,766	912,504
Amortization of debt discount	-	964,851
Gain on conversion of notes payable and accrued interest	-	(2,084,368)
Change in fair market value of derivative liabilities	-	26,265,177
Amortization of prepaid rent from stock issuance to landlord	40,392	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(100,540)	(282,199)
Other assets	(9,907)	-
Accounts payable	(898,670)	275,634
Accrued expenses	252,320	198,144
Deferred revenue	75,000	-
Net cash used in operating activities	(10,500,199)	(4,426,554)

Cash flows used in investing activities:
Purchases of property and equipment	(512,912)	(354,953)
Net cash used in investing activities	(512,912)	(354,953)

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Proceeds from IPO, net of underwriter's discount and offering expenses	-	24,872,170
Proceeds from the sale of stock to strategic investor, net	-	900,000
Sale of Warrant to IPO underwriter	-	1,000
Proceeds from the exercise of stock options	14,176	-
Proceeds from the disgorgement of short-swing profit	12,611	-
Net cash provided by financing activities	26,787	25,773,170

Net (decrease) increase in cash and cash equivalents	(10,986,324)	20,991,663
Cash and cash equivalents - beginning	31,494,592	1,953,780
Cash and cash equivalents - ending	$20,508,268	$22,945,443

Supplemental disclosure of non-cash financing activities:
Decrease in deferred offering costs charged to the IPO	$-	$88,319
Common stock issued upon conversion of notes payable and accrued interest payable	$-	$26,790,177
Increase in additional paid in capital upon extinguishment of derivative liability for warrants	$-	$5,752,000
Common stock issued for services	$147,900	$-
Common stock issued for RSUs	$2	$-

The accompanying notes are an integral part of these condensed financial statements.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 1 - Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company is developing WattUp™, a wire-free charging technology that provides power at a distance for electronic devices that can be mobile and under full software control. The Company’s ultimate goal is to license our WattUp technology to consumer product companies, silicon manufacturers, wireless data router manufacturers and other commercial partners. The Company believes that its proprietary technology can potentially be used in a variety of devices, including smart phones, tablets, e-book readers, wearables, sensors, cameras, keyboards, mice, remote controls, rechargeable lights and any other devices, requiring less than 10 watts, with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

The Company believes its technology is novel in its approach, in that it charges devices by surrounding them with a radio frequency (“RF”) pocket (“RF pocket”). The Company is developing solutions that enable wire-free transmission of energy from one or multiple transmitter(s) to multiple receivers connected to or integrated into electronic devices, at distances of up to fifteen (15) feet. The Company has developed multiple prototype systems consisting of either a single or multiple transmitter (s) in various forms and sizes, multiple smart phone receiver cases, various other forms of receiving devices and management software to demonstrate the technology.

Note 2 – Liquidity and Management Plans

During the three and six months ended June 30, 2015, the Company has recorded revenue of $225,000 and $425,000, respectively. The Company incurred a net (loss) income of ($6,146,582) and $278,621 for the three months ended June 30, 2015 and 2014, and net loss of $13,071,861 and $30,731,102 for the six months ended June 30, 2015 and 2014, respectively. Since inception, the Company has met its liquidity requirements principally through the private placement of convertible notes, the sale of its common stock in a registered public offering, the sale of its common stock to a strategic investor, the issuance of its common stock to the Company’s landlord to reduce its monthly base rent obligation and pay for certain tenant improvements, the sale of common stock in a December 2014 secondary offering and revenue associated with product development projects entered into with customers.

As of June 30, 2015, the Company had cash on hand of $20,508,268. In April 2014, the Company completed its IPO of 4,600,000 shares of common stock through which the Company raised net proceeds of approximately $24.8 million. In connection with the completion of the IPO, the Company’s outstanding convertible notes and interest accrued thereon were converted into 1,833,336 and 96,792 shares, respectively, of common stock, thus extinguishing the debt associated with the notes. On April 4, 2014, the Company issued 210,527 shares of common stock to a strategic investor upon the receipt of net proceeds of $900,000 ($300,000 received on March 27, 2014, $700,000 received on April 4, 2014 less $100,000 to MDB Capital Group as a commission ). On September 10, 2014, the Company issued 41,563 shares of common stock to the Company’s landlord as prepaid rent and tenant improvements. On November 12, 2014, the Company issued 5,353 shares of common stock to a search firm for services associated with recruiting certain employees. In December 2014, the Company completed a secondary offering of 3,285,714 shares of common stock through which the Company raised net proceeds of approximately $21.0 million. The Company expects that cash on hand as of June 30, 2015, together with anticipated revenues, will be sufficient to fund the Company’s operations into the third quarter of 2016.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 2 – Liquidity and Management Plans, continued

Research and development of new technologies is, by its nature, unpredictable.  Although the Company will undertake development efforts with commercially reasonable diligence, there can be no assurance that our available resources including the net proceeds from the Company’s IPO, secondary offering, and strategic investor financing will be sufficient to enable it to develop and obtain regulatory approval of its technology to the extent needed to create future revenues sufficient to sustain its operations.  The Company may choose to pursue additional financing, depending upon the market conditions, which could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Should the Company choose to pursue additional financing, there is no assurance that the Company would be able to do so on terms that it would find acceptable. On April 24, 2015, the Company filed a “shelf” registration statement on Form S-3, under which the Company may from time to time, sell any combination of debt or equity securities up to an aggregate of $75,000,000.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2014 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015.  The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the December 31, 2014 audited financial statements.

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net (loss) income.

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

 ENERGOUS CORPORATION

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

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $3,779,852 and $1,556,493 for the three months ended June 30, 2015 and 2014, and $8,055,416 and $2,485,706 for the six months ended June 30, 2015 and 2014, respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with accounting guidance that requires that awards are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. The Company recognizes compensation costs on a straight line basis over the requisite service period of the award, which is generally the vesting term of the equity instrument issued.

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2015, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three and six months ended June 30, 2015 and 2014.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Net (Loss) Income Per Common Share, continued

 Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”). The computation of diluted (loss) income per share excludes potentially dilutive securities of 4,754,243 and 0 for the three months ended June 30, 2015 and 2014, and 4,754,243 and 2,669,006 for the six months ended June 30, 2015 and 2014, respectively, because their inclusion would be antidilutive.

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

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net (loss) income per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Consulting Warrant to purchase common stock	271,272	-	271,272	278,228
Financing Warrant to purchase common stock	152,778	-	152,778	152,778
IPO Warrants to purchase common stock	460,000	-	460,000	460,000
IR Consulting Warrant	36,000	-	36,000	36,000
IR Incentive Warrant	15,000	-	15,000	-
Options to purchase common stock	1,593,550	-	1,593,550	1,737,965
RSUs	1,043,352	-	1,043,352	4,035
PSUs	1,182,291	-	1,182,291	-
Total potentially dilutive securities	4,754,243	-	4,754,243	2,669,006

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2016. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

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

 ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2015, through the date which the financial statements are issued.

Note 4 – Commitments and Contingencies

Investor Relations Agreements

Effective January 13, 2014, the Company entered into an agreement with a vendor (“IR Firm”) to provide investor relations services to the Company. Pursuant to the agreement, in addition to monthly cash compensation of $8,000 per month, on March 27, 2014 the Company issued to the IR firm a consulting warrant (“IR Consulting Warrant”) for the purchase of 36,000 shares of common stock. The IR Consulting Warrant has a strike price of $7.80, representing 130% of the IPO price. The IR Consulting Warrant had an initial catch up vesting equivalent to 3,000 shares per month of service, partial months to be prorated on a thirty (30) day basis, from the effective date of this agreement until March 27, 2014. Thereafter, the IR Consulting Warrant vested at a rate of 3,000 shares per month of service. On February 26, 2015, the Company issued to the IR Firm incentive warrants (“IR Incentive Warrants”) to purchase 15,000 shares of common stock with a strike price of $7.80 based upon certain qualified investors and/or institutional or brokerage firms having purchased at least $250,000 in value of the Company’s common shares at the IPO price or greater in the open market on or after the 46th day following March 27, 2014. All IR Incentive Warrants granted during a six month period will collectively vest at each six month anniversary. Both the IR Consulting Warrant and IR Incentive Warrants will have an expiration date four (4) years from the grant date. The shares underlying both the IR Consulting Warrant and the IR Incentive Warrants will either be registered at the next available opportunity or the warrants will include a cashless exercise provision.

As of March 31, 2015, all 36,000 shares under the IR Consulting Warrant were vested. The Company incurred stock-based compensation expense of $0 and $98,545 for the three months ended June 30, 2015 and 2014, respectively, and $7,522 and $159,573 for the six months ended June 30, 2015 and 2014, respectively, in connection with the IR Consulting Warrant, which was included in general and administrative expense.

On February 4, 2015, the Company entered into a six month consulting agreement with a consultant to provide the Company with investor relations services. Compensation under the agreement included the Company’s issuance on February 26, 2015, of 15,000 shares of common stock valued at $147,900 and monthly cash payments of $5,000. The total value of the common stock compensation was recorded as a prepaid expense and is being amortized over the six month contract period. The Company incurred amortization expense of $73,950 and $110,925 during the three and six months ended June 30, 2015, which was included in general and administrative expense.

Operating Leases

On September 10, 2014, the Company entered into a Lease Agreement (the “Lease”) with Balzer Family Investments, L.P. (the “Landlord”) related to space located at Northpointe Business Center, 3590 North First Street, San Jose, California. The initial term of the lease is 60 months, with initial monthly base rent of $36,720 and the lease is subject to certain annual escalations as defined in the agreement. On October 1, 2014, the Company relocated its headquarters to this new location.  The Company issued to the Landlord 41,563 shares of the Company’s common stock valued at $500,000, of which $400,000 will be applied to reduce the Company’s monthly base rent obligation by $6,732 per month and of which $100,000 was for certain tenant improvements. The Company recorded $400,000 as prepaid rent on its balance sheet, which is being amortized over the term of the lease and recorded $100,000 as leasehold improvements.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 4 – Commitments and Contingencies, continued

Operating Leases, continued

On February 26, 2015, the Company entered into a sub-lease agreement for additional space in the San Jose area. The agreement has a term which expires on June 30, 2019 at an initial monthly rent of $6,109 per month and the lease is subject to certain annual escalations as defined in the agreement.

See Note 8 (Subsequent Events) for the description of the new lease agreement.

The future minimum lease payments for leased locations are as follows:

For the Years Ended December 31,	Amount
2015 (Six Months)	$219,282
2016	448,488
2017	462,135
2018	475,838
2019	344,611
Total	$1,950,354

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

This development and licensing agreement contains both invention and development milestones that the Company will need to achieve during the next two years. Pursuant to the Agreement, on March 23, 2015, the Company received an initial non-refundable payment of $500,000. The agreement provides for additional amounts to be received by the Company based upon its achievement of certain milestones which were initially recorded as deferred revenue. During the three and six months ended June 30, 2015, the Company recognized as revenue $225,000 and $425,000, respectively, under the agreement.

Effective April 3, 2015, the Company entered into an amendment of the development and license agreement with this consumer electronics company to include joint development of wire-free transmitter technology and technology license back to the Company. On June 5, 2015, the Company entered into a second amendment of the development and license agreement with this consumer electronics company to conform the agreement for technical changes in the product delivery milestones.

Hosted Design Solution Agreement

On June 25, 2015, the Company entered into a three year agreement to license electronics design automation software in a hosted environment. Pursuant to the agreement, under which services began July 13, 2015, the Company is required to remit quarterly payments in the amount of $100,568 with the last payment due March 30, 2018.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 4 – Commitments and Contingencies, continued

Amended Employee Agreement – Stephen Rizzone

On April 3, 2015, the Company entered into an Amended and Restated Executive Employment Agreement with Stephen R. Rizzone, the Company’s President and Chief Executive Officer (the “Employment Agreement”).

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

Effective with the approval on May 21, 2015 by the Company’s stockholders of its new performance-based equity plan, the Employment Agreement provided and Mr. Rizzone received, a grant of 639,075 Performance Share Units (the “PSUs”). The PSUs, which represent the right to receive shares of common stock, shall be earned based on the Company’s achievement of market capitalization growth between the effective date of the Employment Agreement and the end of the Initial Employment Period. If the Company’s market capitalization is $100 million or less, no PSUs will be earned. If the Company reaches a market capitalization of $1.1 billion or more, 100% of the PSUs will be earned. For market capitalization between $100 million and $1.1 billion, the percentage of PSUs earned will be determined on a quarterly basis based on straight line interpolation. PSUs earned as of the end of a calendar quarter will be paid 50% immediately and 50% will be deferred until the end of the Initial Employment Period subject to Mr. Rizzone’s continued employment with the Company (See Note 6).

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

Notes to Condensed Financial Statements

Note 5 – Stockholders’ Equity

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

Note 6 – Stock Based Compensation

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

As of June 30, 2015, 262,186 shares of common stock remain eligible to be issued through equity based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

On March 6, 2014, the Company’s board of directors and stockholders approved the 2014 Non-Employee Equity Compensation Plan for the issuance of equity based instruments covering up to 250,000 shares of common stock to directors and other non-employees.

As of June 30, 2015, 156,495 shares of common stock remains eligible to be issued through equity based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

On April 10, 2015, the Company’s board of directors approved the Energous Corporation 2015 Performance Share Unit Plan (the “Performance Share Plan”), under which 1,310,104 shares of common stock became available for issuance as PSUs to a select group of employees and directors, subject to approval by the stockholders. On May 21, 2015 the Company’s stockholders approved the Performance Share Plan.

As of June 30, 2015, 127,813 shares of common stock remain eligible to be issued through equity based instruments under the Performance Share Unit Plan.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2015	1,607,075	$4.41	$2.46	9.0	$-
Granted	-	-	-	-	-
Exercised	(5,693)	(2.49)	(1.42)	-	-
Forfeited	(7,832)	(2.49)	(1.42)	-	-
Outstanding at June 30, 2015	1,593,550	$4.42	$2.47	8.6	$5,227,000

Exercisable at January 1, 2015	550,298	$4.33	$2.41	9.1	$-
Vested	197,208	4.46	-	-	-
Exercised	(5,693)	(2.49)	-	-	-
Forfeited	-	-	-	-	-
Exercisable at June 30, 2015	741,813	$4.38	$2.45	8.6	$2,451,000

The following table presents information related to stock options outstanding and exercisable at June 30, 2015:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$1.68	275,689	8.5	120,614
2.49	313,229	8.5	142,907
3.63	51,958	8.7	51,958
4.99	99,214	8.7	44,076
6.00	853,460	8.7	382,258
	1,593,550	8.6	741,813

As of June 30, 2015, the unamortized value of options was $2,101,277. As of June 30, 2015, the unamortized portion will be expensed over a weighted average period of 2.24 years.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

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

On January 2, 2015, the compensation committee of the board of directors granted to various directors, RSUs under which the holders have the right to receive 17,576 shares of the Company’s common stock. The awards granted vest fully on the first anniversary of the grant date. On June 23, 2015, one of the Company’s directors resigned and upon approval by the compensation committee of the board of directors, his RSU award of 4,394 shares became fully vested. Of the total amount granted to directors on January 2, 2015, 13,182 remain unvested.

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

On May 21, 2015, the compensation committee of the board of directors granted to various employees and consultants inducement RSU awards under which the holders have the right to receive 205,081 shares of the Company’s common stock. The awards granted vest over four years beginning on the first anniversary of the date of hire.

On May 21, 2015, the compensation committee of the board of directors granted to Cesar Johnston, the Company’s Senior Vice President of Engineering, RSUs under which Mr. Johnston has the right to receive 1,500 shares of the Company’s common stock. This award was granted under the 2013 Equity Incentive Plan. The award granted vested fully on May 31, 2015.

On May 21, 2015, the compensation committee of the board of directors granted to two consultants RSUs under which the holders have the right to receive 7,042 shares of the Company’s common stock. These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards granted were fully vested on the date of grant.

On May 21, 2015, in connection with patent applications, the compensation committee of the board of directors granted to various employees RSUs under which the holders have the right to receive 6,300 shares of the Company’s common stock. These awards were granted under the 2013 Equity Incentive Plan. Of the awards granted, 2,100 RSUs become fully vested on December 29, 2015, 3,500 become fully vested on December 30, 2015 and 700 become fully vested on December 31, 2015.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

On May 21, 2015, the compensation committee of the board of directors granted to John Gaulding, director and chairman of the board, RSUs under the 2014 Non-Employee Equity Compensation Plan for which Mr. Gaulding has the right to receive 25,000 shares of the Company’s common stock. The award granted vests fully on January 1, 2016.

On May 21, 2015, the compensation committee of the board of directors accelerated the vesting of 13,074 previously issued RSUs, held by certain employees and consultants, to vest on April 30, 2015.

The Company accounts for RSUs granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of the Company’s common stock.

At June 30, 2015, the unamortized value of the RSUs was $8,832,369. The unamortized amount will be expensed over a weighted average period of 3.23 years. A summary of the activity related to RSUs for the six months ended June 30, 2015 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	733,628	$10.49
RSUs granted	575,096	$9.06
RSUs forfeited	(102,541)	$9.74
Shares of common stock issued in exchange for RSUs	(162,831)	$10.82
Outstanding at June 30, 2015	1,043,352	$9.73

Vested at January 1, 2015	6,349	$9.94
RSUs vested	159,120	$10.85
RSUs forfeited	-	$-
Shares of common stock issued in exchange for RSUs	(162,831)	$10.82
Vested at June 30, 2015	2,638	$10.52

Performance Share Units (“PSUs”)

Effective on May 21, 2015, the compensation committee of the board of directors granted to Stephan Rizzone PSUs under which Mr. Rizzone has the right to receive up to 639,075 shares of the Company’s common stock. The PSUs shall be earned based on the Company’s market capitalization growth (See Note 4).

On May 21, 2015, the compensation committee of the board of directors granted to its independent directors and executives, PSUs under which the holders have the right to receive up to 543,216 shares of the Company’s common stock. The PSUs shall be earned based on the Company’s achievement of market capitalization growth between the effective date of the Employment Agreement and the end of the Initial Employment Period. If the Company’s market capitalization is $100 million or less, no PSUs will be earned. If the Company reaches a market capitalization of $1.1 billion or more, 100% of the PSUs will be earned. For market capitalization between $100 million and $1.1 billion, the percentage of PSUs earned will be determined on a quarterly basis based on straight line interpolation.

The Company determined that the PSUs were equity awards with both market and service conditions. The Company utilized a Monte Carlo simulation to determine the fair value of the market condition, as described above. Grantees of PSUs are required to be employed through December 31, 2018 in order to earn the entire award, if and when vested.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

Performance Share Units (“PSUs”), continued

The fair value of the grant of PSUs to purchase a total of 1,182,291 shares of common stock was determined to be approximately $3,100,000, and is to be amortized over the service period of May 21, 2015 through December 31, 2018, on a straight-line basis. Amortization was $43,378 and $0 for the three months ended June 30, 2015 and 2014 and was $43,378 and $0 for the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015, the unamortized value of the PSUs was approximately $3,056,622. The unamortized amount will be expensed over a weighted average period of 3.50 years. A summary of the activity related to PSUs for the six months ended June 30, 2015 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	-	$-
PSUs granted	1,182,291	$2.62
PSUs forfeited	-	$-
Shares of common stock issued in exchange for PSUs	-	$-
Outstanding at June 30, 2015	1,182,291	$2.62

Vested at January 1, 2015	-	$-
PSUs vested	1,072	$2.62
PSUs forfeited	-	$-
Shares of common stock issued in exchange for PSUs	-	$-
Vested at June 30, 2015	1,072	$2.62

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$232,907	$314,210	$492,422	$745,305
RSUs	843,260	7,626	2,177,135	7,626
IR warrants	-	98,545	85,831	159,573
PSUs	43,378	-	43,378	-
Total	$1,119,545	$420,381	$2,798,766	$912,504

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$499,993	$95,485	$1,534,311	$239,252
General and administrative	489,938	155,128	933,585	492,510
Sales and marketing	129,614	169,768	330,870	180,742
Total	$1,119,545	$420,381	$2,798,766	$912,504

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 7 – Related Party

On July 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. On July 13, 2015, the Company appointed Brian Sereda as the Company’s Chief Financial Officer (See Note 8) replacing Interim Chief Financial Officer Howard Yeaton. Howard Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the three and six months ended June 30, 2015, the Company incurred fees to FCS of $33,385 and $59,348 in connection with Mr. Yeaton’s services as Interim Chief Financial Officer and $13,089 and $39,346, respectively, for other financial advisory and accounting services provided by FCS.

Note 8 – Subsequent Events

Employment Agreement

Effective July 13, 2015, the Company appointed Brian Sereda to serve as Vice President and Chief Financial Officer, replacing Interim Chief Financial Officer Howard Yeaton.

In connection with Mr. Sereda’s appointment as Vice President and Chief Financial Officer, the Company and Mr. Sereda executed an offer letter effective July 13, 2015 (the “Sereda Offer Letter”). Under the Sereda Offer Letter, Mr. Sereda will receive an annual base salary of $250,000 per year, and is eligible to earn an annual performance bonus of up to 75% of his then current base salary in accordance with performance objectives established by the Company’s independent compensation committee or the Board of Directors. In addition, under the Sereda Offer Letter and as an inducement to join the Company, Mr. Sereda received an inducement restricted stock unit award covering a total of 120,000 shares of common stock. This restricted stock unit award vests over a period of four years in four equal annual installments on July 13 of each of 2016, 2017, 2018 and 2019, subject to Mr. Sereda’s continued employment with the Company through each vesting date.

In the event Mr. Sereda is terminated without cause, he is entitled to (1) six months of his then-current base salary and (2) payment of COBRA premiums for up to six months. In the event of a liquidation event and termination of employment, except for cause, 100% of the inducement award shall immediately vest.

Lease Agreement

On July 9, 2015, the Company entered into a sub-lease agreement for additional space in Costa Mesa, CA. The agreement has a term which expires on September 30, 2017 at a monthly rent of $6,376 per month.

Board of Directors Appointment

On July 1, 2015, the Company appointed Martin Cooper to the Board of Directors with a term expiring at the Company’s 2016 annual shareholders meeting. In connection with Mr. Cooper’s appointment to the Board, Mr. Cooper was issued RSUs under the Company’s 2014 Non-Employee Equity Compensation Plan covering a total of 5,061 shares of Company common stock that will vest in full on January 4, 2016.

In connection with Mr. Cooper’s appointment, he was granted PSUs under the Company’s 2015 Performance Share Unit Plan for which he is eligible to receive 31,954 shares of the Company’s common stock.

Mr. Cooper has not been, and is not currently anticipated to be, named to any committees of the Board of Directors.

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

Overview

We are developing technology that can enable wire-free charging that provides power at a distance for electronic devices that are mobile and under full software control. Our ultimate goal is to license our WattUp™ technology to consumer product companies, silicon manufacturers, wireless data router manufacturers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service for end users. There are a wide variety of potential uses for our proprietary technology, including smart phones, e-book readers, tablets, wearables, keyboards, mice, remote controls, rechargeable lights, the Internet of Things (IOT), cylindrical batteries, toys, gaming consoles and any other devices, requiring less than 10 watts, with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

We believe our technology is novel in its approach, in that it charges devices by surrounding them with a three dimensional (“3D”) radio frequency (“RF”) pocket (“RF pocket”). We are developing solutions that enable wire-free transmission of energy from multiple transmitters to multiple receivers connected to or integrated into electronic devices, with a range of fifteen (15) feet in radius or in a circular charging envelope of thirty (30) feet. We have developed multiple prototype systems consisting of single and multiple transmitters in various forms and sizes, multiple smart phone receiver cases, various other forms of receiving devices and management software. We have validated the technology in our laboratories and developed multiple prototype systems consisting of either a single or multiple transmitter(s) in various forms and sizes, multiple smartphone receiver cases, various other forms of receiving devices and management software to demonstrate the technology.

Our technology solution consists principally of transmitter and receiver application specific integrated circuits (“ASICs”) and novel antenna designs driven through innovative algorithms and software applications. We are developing multiple generations of transmitter and receiver ASICs, multiple antenna designs, as well as algorithms and software designs that we believe, in the aggregate, will optimize our technology by reducing size and cost, while increasing performance to a level that we believe will allow for our technology to be integrated into low-power devices (that we have defined as devices requiring less than 10 watts), thereby eliminating the need for a charging cord or pad to maintain a charge. We submitted our first ASIC design for wafer fabrication in November 2013. Since then, we have continued to improve on our ASIC developments and we expect to continue investing in this area. We are also developing what we believe will be an enterprise class management and control system for our WattUp solution that will incorporate cloud-based network management as well as the necessary local interface and control for the transmitter and receiver.

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

As part of our commercialization efforts, in May 2014 we executed our first of 16 joint development agreements with strategic partners which provide for the exchange of technology and which serve to describe the integration of our technology into the strategic partners’ products. At the 2015 Consumer Electronics Show in January 2015, we met with over 100 existing or new potential joint development partners and investors and demonstrated whole house charging coverage through the use of WattUp technology through multiple transmitters packaged in a variety of consumer-friendly form factors, including televisions, bed-side units, sound bars, wall units and speakers. It is our objective during 2015 to narrow our research and development efforts to strategic partners whose goals, capabilities and commercialization potential most closely align with ours. Accordingly, in January 2015 we entered into a funded product development and licensing agreement with a tier 1 consumer electronics company to embed our receiver technology in various products including, but not limited to, mobile consumer electronics and certain related accessories. During the development phase through the first customer shipment, we will afford this customer a time to market advantage in the licensed product categories. This agreement contains both invention and development milestones that will need to be met for the agreement to continue through to the licensing phase.

We have pursued an aggressive intellectual property strategy and are developing new patents. As of June 30, 2015, we had in excess of 150 pending U.S. patent and provisional patent applications. In addition to the inventions covered by these patent applications, we have identified a significant number of additional specific inventions we believe may be novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business, such as in the area of directed power transmission, energy harvesting and network management. We have received our first notice of allowance from the U.S. patent office and we believe that the first of our patents will be issued during the third or fourth quarter of 2015.

We have recruited and hired a seasoned management team with public company and relevant industry experience to develop and execute our operating plan. In addition, we have identified and hired additional engineering resources, which we expect will build up the engineering capability of our internal team.

During the three and six months ended June, 2015, we have recorded revenue of $225,000 and $425,000, respectively, and have incurred significant losses from operations since inception. We expect to continue to incur operating losses for the foreseeable future as we develop our technology.

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

During the three and six months ended June 30, 2015, we recorded revenue of $225,000 and $425,000, respectively. We had not recorded any revenue prior to 2015.

Results of Operations

Three Months Ended June 30, 2015 and 2014

Revenues.  During the three months ended June 30, 2015, we recorded revenue of $225,000. We had not recorded any revenue prior to 2015.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, general and administrative and marketing expenses. Loss from operations for the three months ended June 30, 2015 and 2014 were $6,149,970 and $3,495,023, respectively.

Research and development costs. Research and development costs include costs for developing our technology such as ASIC design costs, salaries, software and facility costs. Research and development costs for the three months ended June 30, 2015 and 2014 were $3,779,852 and $1,556,493, respectively. The increase in research and development costs of $2,223,359 is primarily due to a $1,703,401 increase in compensation (including an increase in stock-based compensation of $404,508) from a larger headcount within the department and a $509,101 increase in spending on components, third party design and engineering supplies primarily principally in support of ASIC development partially offset by a decrease of $194,779 in costs pertaining to patent filings.

General and administrative expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the three months ended June 30, 2015 and 2014 were $1,910,702 and $1,133,101, respectively. The increase in general administrative costs of $777,601 is primarily due to a $448,620 increase in compensation, including an increase in stock-based compensation of $334,810, from increased headcount within the department, $192,491 and $156,636 increases in depreciation costs and rent, respectively, in connection with the higher costs of the larger San Jose, CA facility.

Marketing costs. Marketing costs for the three months ended June 30, 2015 and 2014 were $684,416 and $805,429, respectively. The decrease in marketing costs of $121,013 is primarily due to a decrease of $78,271 in consulting expenses as a result of employees handling duties formerly performed by consultants and a decrease of $49,843 in travel expenses.

Change in Fair Value of Derivative Liabilities. Change in fair value of derivative liabilities for the three months ended June 30, 2015 was $0 as compared to $1,725,823 for the three months ended June 30, 2014, as the derivative liabilities were extinguished during the second quarter of 2014.

Interest Income (Expense), Net. Interest income for the three months ended June 30, 2015 was $3,388 as compared to interest expense, net, of $36,547 for the three months ended June 30, 2014 and included amortization of debt discount of $0 and $44,112, respectively. The change in interest income (expense), net, resulted primarily from the reduction in amortization of debt discount. The related convertible notes were extinguished in April 2014 and accordingly there was no similar amortization during the three months ended June 30, 2015.

Gain on Debt Extinguishment. Gain on debt extinguishment for the three months ended June 30, 2015 was $0 as compared to $2,084,368 for the three months ended June 30, 2014. The gain on debt extinguishment resulted from the conversion of the convertible notes and the related extinguishment of the notes, accrued interest payable and the derivative liability.

Net (Loss) Income. As a result of the above, net (loss) income for the three months ended June 30, 2015 was ($6,146,582) as compared to $278,621 for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 and 2014

Revenues.  During the six months ended June 30, 2015, we recorded revenue of $425,000. We had not recorded any revenue prior to 2015.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, general and administrative and marketing expenses. Loss from operations for the six months ended June 30, 2015 and 2014 were $13,081,570 and $5,515,556, respectively.

Research and development costs. Research and development costs include costs for developing our technology such as ASIC design costs, salaries, software and facility costs. Research and development costs for the six months ended June 30, 2015 and 2014 were $8,055,416 and $2,485,706, respectively. The increase in engineering product development costs of $5,569,710 is primarily due to a $3,710,935 increase in compensation (including an increase in stock-based compensation of $1,295,059) from a larger headcount within the department, a $1,465,430 increase in spending on components, third party design and engineering supplies principally in support of ASIC development and a $221,105 increase in consulting expenses as a result of increased software quality assurance, cloud and antenna consulting, partially offset by a decrease of $332,260 in costs pertaining to patent filings.

General and administrative expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the six months ended June 30, 2015 and 2014 were $3,722,844 and $1,802,390, respectively. The increase in general and administrative expense of $1,920,454 is primarily due to a $777,975 increase in compensation, including stock-based compensation increase of $441,075, from increased headcount within the department, a $433,441 increase in legal, accounting and insurance costs primarily as a result of operating as a public company during the six months ended June 30, 2015, a $39,860 increase in depreciation costs as a result of a larger fixed asset base, a $295,323 increase in rent costs primarily as a result of occupying a larger facility and a $136,961 increase in consulting and outside information technology (IT) services primarily as a result of increased outside IT services to support a larger staff and fees paid to members of the board of directors.

Marketing costs. Marketing costs for the six months ended June 30, 2015 and 2014 were $1,728,310 and $1,227,460, respectively. The increase in marketing costs of $500,850 is primarily due to increased compensation of $507,865, including increased stock-based compensation of $150,128, from an increased headcount within the department and an increase of $183,753 in trade show expenses primarily as a result of participating in the 2015 Consumer Electronics Show, partially offset by a $237,843 decrease in consulting expenses primarily as a result of employees handling duties formerly performed by consultants.

Change in Fair Value of Derivative Liabilities. Change in fair value of derivative liabilities for the six months ended June 30, 2015 was $0 as compared to $26,265,177 for the six months ended June 30, 2014, as the derivative liabilities were extinguished during the year ended December 31, 2014.

Interest Income (Expense), Net. Interest income for the six months ended June 30, 2015 was $9,709 as compared to interest expense, net of $1,034,737 for the six months ended June 30, 2014 and included amortization of debt discount of $0 and $964,851, respectively. The change in interest income (expense), net, resulted primarily from the reduction in amortization of debt discount. The related convertible notes were extinguished in April 2014 and accordingly there was no similar amortization during the six months ended June 30, 2015.

Gain on Debt Extinguishment. Gain on debt extinguishment for the six months ended June 30, 2015 was $0 as compared to $2,084,368 for the six months ended June 30, 2014. The gain on debt extinguishment resulted from the conversion of the convertible notes and the related extinguishment of the notes, accrued interest payable and the derivative liability.

Net Loss. As a result of the above, net loss for the six months ended June 30, 2015 was $13,071,861 as compared to $30,731,102 for the six months ended June 30, 2014.

Liquidity and Capital Resources

During the three and six months ended June, 2015, we recorded revenue of $225,000 and $425,000, respectively, and have a net (loss) income of ($6,146,582) and $278,621 for the three months ended June 30, 2015 and 2014, respectively, and net losses of $13,071,861 and $30,731,102 for the six months ended June 30, 2015 and 2014, respectively. Since inception, we have met our liquidity requirements principally through the private placement of convertible notes, the sale of our common stock in registered public offerings, the issuance of our common stock to our landlord to reduce our monthly base rent obligations and pay for certain tenant improvements and the sale of our common stock in a December 2014 secondary offering.

As of June 30, 2015, we had cash and cash equivalents of $20,508,268.

We believe our current cash on hand, together with anticipated revenues, will be sufficient to fund our operations into the third quarter of 2016. However, we may require additional financing to fully implement our business plan, the ultimate goal of which is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service for end users. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Depending upon market conditions, we may choose to pursue additional financing to, among other reasons, accelerate our product development efforts, regulatory activities and business development and support functions with a view to capitalizing on the market opportunity we see for our wire-free charging technology. On April 24, 2015, we filed a “shelf” registration statement on Form S-3, under which we may from time to time, sell any combination of debt or equity securities up to an aggregate of $75,000,000.

During the six months ended June 30, 2015, cash flows used in operating activities were $10,500,199, consisting of a net loss of $13,071,861, less non-cash expenses aggregating $3,253,459 (representing principally stock-based compensation of $2,798,766 and depreciation expense of $414,301), offset by a decrease of $898,670 in accounts payable. During the six months ended June 30, 2014, cash flows used in operating activities were $4,426,554, consisting of a net loss of $30,731,102, offset by non-cash expenses of $26,112,969 and net changes in operating assets and liabilities of $191,579.

During the six months ended June 30, 2015 and 2014, cash flows used in investing activities were $512,912 and $354,953, respectively. The cash used for the six months ended June 30, 2015 consisted of the purchase of laboratory and computer equipment and software to accommodate newly hired employees and to support engineering services and testing performed for our customers.

During the six months ended June 30, 2015, cash flows provided by financing activities were $26,787, which consisted of proceeds from the exercise of stock options and the disgorgement of profit from the sale of stock. During the six months ended June 30, 2014, cash flows provided by financing activities were $25,773,170 and consisted principally of the net proceeds from our IPO of $24,872,170, and net proceeds of $900,000 from the sale of our common stock.

Research and development of new technologies is, by its nature, unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that our available resources including the net proceeds from our public offerings will be sufficient to enable us to develop our technology to the extent needed to create future revenues to sustain our operations.

We cannot assure that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, since we have no committed source of financing, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations.

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and interim chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, as of June 30, 2015, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGOUS CORPORATION
(Registrant)

Date: August 13, 2015	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Brian Sereda
		Name:	Brian Sereda
		Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2014)
3.3	Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
10.1	Amended and Restated Executive Employment Agreement dated as of April 3, 2015 between the Company and Stephen R. Rizzone (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2015)
10.2	Energous Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2015)
10.3	Energous Corporation 2015 Performance Unit Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2015)
10.4	Amendment No. 1 to Energous Corporation 2015 Performance Unit Share Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 22, 2015)
10.5	Energous Corporation Director Compensation Policy (filed herewith)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

