Form 10-Q
period 2015-09-30
Energous Corp
filed 2015-11-12
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 10, 2015, there were 13,183,006 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

	As of
	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,510,189	$31,494,592
Accounts receivable	2,000,000	-
Prepaid expenses and other current assets	568,818	416,580
Prepaid rent, current	80,784	80,784
Total current assets	18,159,791	31,991,956

Property and equipment, net	1,630,416	1,515,299
Prepaid rent, non-current	238,432	299,020
Other assets	38,931	22,648
Total assets	$20,067,570	$33,828,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,774,602	$1,716,011
Accrued expenses	987,294	792,349
Total current liabilities	2,761,896	2,508,360

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at September 30, 2015
and December 31, 2014; no shares issued or outstanding	-	-
Common Stock, $0.00001 par value, 50,000,000 shares authorized at September 30, 2015 and December 31, 2014; 13,154,948 and 12,781,502 shares
issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	131	127
Additional paid-in capital	87,128,543	82,465,914
Accumulated deficit	(69,823,000)	(51,145,478)
Total stockholders’ equity	17,305,674	31,320,563
Total liabilities and stockholders’ equity	$20,067,570	$33,828,923

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$2,075,000	$-	$2,500,000	$-

Operating expenses:
Research and development	4,758,590	3,699,057	13,008,190	6,184,762
Sales and marketing	767,762	809,333	2,518,114	2,036,793
General and administrative	2,156,965	1,322,048	5,663,583	3,124,439
Total operating expenses	7,683,317	5,830,438	21,189,887	11,345,994

Loss from operations	(5,608,317)	(5,830,438)	(18,689,887)	(11,345,994)

Other income (expense):
Change in fair value of derivative liabilities	-	-	-	(26,265,177)
Interest income (expense), net	2,656	5,258	12,365	(1,029,479)
Loss on retirement of fixed assets	-	(22,818)	-	(22,818)
Gain on debt extinguishment	-	-	-	2,084,368
Total	2,656	(17,560)	12,365	(25,233,106)

Net loss	$(5,605,661)	$(5,847,998)	$(18,677,522)	$(36,579,100)

Basic and diluted loss per common share	$(0.43)	$(0.62)	$(1.45)	$(5.08)

Weighted average shares outstanding, basic and diluted	13,018,494	9,458,359	12,907,893	7,203,642

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2015	12,781,502	$127	$82,465,914	$(51,145,478)	$31,320,563

Issuance of shares for services	15,000	-	147,900	-	147,900

Stock-based compensation - stock options	-	-	724,708	-	724,708

Stock-based compensation - IR warrants	-	-	85,831	-	85,831

Stock-based compensation - restricted stock units ("RSUs")	-	-	3,145,520	-	3,145,520

Stock-based compensation - employee stock purchase plan ("ESPP")	-	-	29,967	-	29,967

Stock-based compensation - performance share units ("PSUs")	-	-	320,409	-	320,409

Issuance of shares for RSUs	236,297	3	(3)	-	-

Issuance of shares for PSUs	1,072	-	-	-	-

Exercise of stock options	10,392	-	25,876	-	25,876

Disgorgement on account of short swing profit	-	-	12,611	-	12,611

Cashless exercise of warrants	110,685	1	(1)	-	-

Proceeds from contributions to the ESPP	-	-	169,811	-	169,811

Net loss	-	-	-	(18,677,522)	(18,677,522)

Balance, September 30, 2015 (unaudited)	13,154,948	$131	$87,128,543	$(69,823,000)	$17,305,674

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,677,522)	$(36,579,100)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	617,517	196,898
Stock based compensation	4,306,435	1,659,404
Amortization of debt discount	-	964,851
Gain on conversion of notes payable and accrued interest	-	(2,084,368)
Change in fair market value of derivative liabilities	-	26,265,177
Loss on retirement of fixed assets	-	22,818
Amortization of prepaid rent from stock issuance to landlord	60,588	-
Changes in operating assets and liabilities:
Accounts receivable	(2,000,000)
Prepaid expenses and other current assets	(4,338)	(152,477)
Other assets	(16,283)	(1,610)
Accounts payable	58,591	1,128,076
Accrued expenses	194,945	89,361
Deferred revenue	-	-
Net cash used in operating activities	(15,460,067)	(8,490,970)

Cash flows used in investing activities:
Purchases of property and equipment	(732,634)	(815,500)
Net cash used in investing activities	(732,634)	(815,500)

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Proceeds from IPO, net of underwriter's discount and
offering expenses	-	24,872,170
Proceeds from the sale of stock to strategic investor, net	-	900,000
Sale of Warrant to IPO underwriter	-	1,000
Proceeds from the exercise of stock options	25,876	-
Proceeds from contributions to employee stock purchase plan	169,811
Proceeds from the disgorgement of short-swing profit	12,611	-
Net cash provided by financing activities	208,298	25,773,170

Net (decrease) increase in cash and cash equivalents	(15,984,403)	16,466,700
Cash and cash equivalents - beginning	31,494,592	1,953,780
Cash and cash equivalents - ending	$15,510,189	$18,420,480

Supplemental disclosure of non-cash financing activities:
Decrease in deferred offering costs charged to the IPO	$-	$88,319
Common stock issued upon conversion of notes payable
and accrued interest payable	$-	$26,790,177
Increase in additional paid in capital upon extinguishment
of derivative liability for warrants	$-	$5,752,000
Common stock issued to landlord for tenant improvement
of $100,000 and prepaid rent of $400,000	$-	$500,000
Increase in accrued expenses for the purchase of
property and equipment	$-	$413,498
Common stock issued for services	$147,900	$-

The accompanying notes are an integral part of these condensed financial statements.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 1 - Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company is developing WattUp™, a wire-free charging technology that provides power at a distance for electronic devices that can be mobile and under full software control. The Company’s ultimate goal is to license our WattUp technology to consumer product companies, silicon manufacturers, wireless data router manufacturers and other commercial partners. The Company believes that its proprietary technology can potentially be used to wirelessly charge a variety of devices, including smart phones, tablets, e-book readers, wearables, sensors, cameras, keyboards, mice, remote controls, rechargeable lights and any other similar devices requiring less than 10 watts.

The Company is developing solutions that enable wire-free transmission of energy from one or multiple transmitter(s) to multiple receivers connected to or integrated into electronic devices, at distances of up to fifteen (15) feet in a radius or in a circular charging envelope of up to thirty (30) feet. The Company has developed multiple prototype systems consisting of either a single or multiple transmitter (s) in various forms and sizes, multiple smart phone receiver cases, various other forms of receiving devices and management software to demonstrate the technology.

Note 2 – Liquidity and Management Plans

During the three and nine months ended September 30, 2015, the Company has recorded revenue of $2,075,000 and $2,500,000, respectively. The Company incurred a net loss of $18,677,522 and $36,579,100 for the nine months ended September 30, 2015 and 2014, respectively. Net cash used in operating activities was $15,460,067 and $8,490,970 for the nine months ended September 30, 2015 and 2014, respectively. Since inception, the Company has met its liquidity requirements principally through the private placement of convertible notes, the sale of its common stock in a registered initial public offering, the sale of its common stock to a strategic investor, the issuance of its common stock to the Company’s landlord to reduce its monthly base rent obligation and pay for certain tenant improvements, the sale of common stock in a December 2014 secondary offering and payments received under product development projects entered into with a customer.

As of September 30, 2015, the Company had cash on hand of $15,510,189. In April 2014, the Company completed its IPO of 4,600,000 shares of common stock through which the Company raised net proceeds of approximately $24.8 million. In connection with the completion of the IPO, the Company’s outstanding convertible notes and interest accrued thereon were converted into 1,833,336 and 96,792 shares, respectively, of common stock, thus extinguishing the debt associated with the notes. On April 4, 2014, the Company issued 210,527 shares of common stock to a strategic investor upon the receipt of net proceeds of $900,000 ($300,000 received on March 27, 2014, $700,000 received on April 4, 2014 less $100,000 to MDB Capital Group as a commission). In December 2014, the Company completed a secondary offering of 3,285,714 shares of common stock through which the Company raised net proceeds of approximately $21.0 million. The Company expects that cash on hand as of September 30, 2015, together with anticipated revenues, will be sufficient to fund the Company’s operations into the fourth quarter of 2016.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 2 – Liquidity and Management Plans, continued

Research and development of new technologies is, by its nature, unpredictable.  Although the Company will undertake development efforts with commercially reasonable diligence, there can be no assurance that its available resources including the net proceeds from the Company’s IPO, secondary offering, and strategic investor financing will be sufficient to enable it to develop and obtain regulatory approval of its technology to the extent needed to create future revenues sufficient to sustain its operations.  The Company may choose to pursue additional financing, depending upon the market conditions, which could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Should the Company choose to pursue additional financing, there is no assurance that the Company would be able to do so on terms that it would find acceptable. On April 24, 2015, the Company filed a “shelf” registration statement on Form S-3, under which the Company may from time to time, sell any combination of debt or equity securities up to an aggregate of $75,000,000.

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

The Company’s significant estimates and assumptions include the valuation of the Company’s common stock, the valuation of stock-based compensation instruments, recognition of revenue, the useful lives of long-lived assets, and income tax expense. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss.

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

The Company records revenue associated with product development projects that it enters into with certain customers.  In general, these projects are associated with complex technology development, and as such the Company does not have certainty about its ability to achieve the program milestones. Achievement of the milestone is dependent on our performance and the milestone typically needs to be accepted by the customer. The payment associated with achieving the milestone is generally commensurate with the Company’s effort or the value of the deliverable and is nonrefundable. The Company records the expenses related to these projects, generally included in research and development expense, in the periods incurred.

The Company also receives nonrefundable payments, typically at the beginning of a customer relationship, for which there are no milestones. The Company recognizes this revenue ratably over the initial engineering product development period. The Company records the expenses related to these projects, generally included in research and development expense, in the periods incurred.

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $4,758,590 and $3,699,057 for the three months ended September 30, 2015 and 2014, and $13,008,190 and $6,184,762 for the nine months ended September 30, 2015 and 2014, respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with accounting guidance that requires awards to be recorded at their fair value on the date of grant and are amortized over the vesting period of the award. The Company recognizes compensation costs on a straight line basis over the requisite service period of the award, which is typically the vesting term of the equity instrument issued.

On April 10, 2015, the Company’s board of directors approved the Energous Corporation Employee Stock Purchase Plan (the “ESPP”), under which 600,000 shares of common stock were reserved for purchase by the Company’s employees, subject to approval by the stockholders. Under the plan, employees may purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the closing market prices measured on the first and last days of each half-year period. The Company recognizes compensation expense for the fair value of the purchase options, as measured on the grant date.

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2015, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three and nine months ended September 30, 2015 and 2014.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Net (Loss) Income Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 4,834,690 and 3,060,301 for the three months ended September 30, 2015 and 2014, and 4,834,690 and 3,060,301 for the nine months ended September 30, 2015 and 2014, respectively, because their inclusion would be antidilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Consulting Warrant to purchase common stock	166,937	278,228	166,937	278,228
Financing Warrant to purchase common stock	152,778	152,778	152,778	152,778
IPO Warrants to purchase common stock	460,000	460,000	460,000	460,000
IR Consulting Warrant	36,000	36,000	36,000	36,000
IR Incentive Warrant	15,000	-	15,000	-
Options to purchase common stock	1,588,851	1,671,235	1,588,851	1,671,235
RSUs	1,174,990	462,060	1,174,990	462,060
PSUs	1,213,173	-	1,213,173	-
ESPP	26,961	-	26,961	-
Total potentially dilutive securities	4,834,690	3,060,301	4,834,690	3,060,301

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

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, which clarified the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. ASU 2015-15 should be adopted concurrent with the adoption of ASU 2015-03. The Company is currently evaluating the impact the adoption of these standards will have on its condensed financial statements.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2015, through the date which the financial statements are issued.

Note 4 – Commitments and Contingencies

Investor Relations Agreements

Effective January 13, 2014, the Company entered into an agreement with a vendor (“IR Firm”) to provide investor relations services to the Company. Pursuant to the agreement, in addition to monthly cash compensation of $8,000 per month, on March 27, 2014 the Company issued to the IR firm a consulting warrant (“IR Consulting Warrant”) for the purchase of 36,000 shares of common stock. The IR Consulting Warrant has a strike price of $7.80, representing 130% of the IPO price. The IR Consulting Warrant had an initial catch up vesting equivalent to 3,000 shares per month of service, partial months to be prorated on a thirty (30) day basis, from the effective date of this agreement until March 27, 2014. Thereafter, the IR Consulting Warrant vested at a rate of 3,000 shares per month of service. On February 26, 2015, the Company issued to the IR Firm incentive warrants (“IR Incentive Warrants”) to purchase 15,000 shares of common stock with a strike price of $7.80 based upon certain qualified investors and/or institutional or brokerage firms having purchased at least $250,000 in value of the Company’s common shares at the IPO price or greater in the open market on or after the 46th day following March 27, 2014. All IR Incentive Warrants granted during a six month period will collectively vest at each six month anniversary. Both the IR Consulting Warrant and IR Incentive Warrants will have an expiration date four (4) years from the grant date. The shares underlying both the IR Consulting Warrant and the IR Incentive Warrants may be exercised on a cashless basis if at the time of exercise, such warrant shares have not been registered.

As of March 31, 2015, all 36,000 shares under the IR Consulting Warrant were vested. The Company incurred stock-based compensation expense of $0 and $39,410 for the three months ended September 30, 2015 and 2014, respectively, and $7,522 and $198,983 for the nine months ended September 30, 2015 and 2014, respectively, in connection with the IR Consulting Warrant, which was included in general and administrative expense.

On February 4, 2015, the Company entered into a six month consulting agreement with a consultant to provide the Company with investor relations services. Compensation under the agreement included the Company’s issuance on February 26, 2015, of 15,000 shares of common stock valued at $147,900 and monthly cash payments of $5,000. The total value of the common stock compensation was recorded as a prepaid expense and was being amortized over the six month contract period. The Company incurred amortization expense of $36,975 and $147,900 during the three and nine months ended September 30, 2015, which was included in general and administrative expense.

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

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 4 – Commitments and Contingencies, continued

Operating Leases, continued

On February 26, 2015, the Company entered into a sub-lease agreement for additional space in the San Jose area. The agreement has a term which expires on June 30, 2019 and an initial monthly rent of $6,109 per month. On August 25, 2015 the Company entered into an additional amended sub-lease agreement for additional space in San Jose, CA. The agreement has a term which expires on June 30, 2019 and an initial monthly rent of $4,314 per month. These leases are subject to certain annual escalations as defined in the agreements.

On July 9, 2015, the Company entered into a sub-lease agreement for additional space in Costa Mesa, CA. The agreement has a term which expires on September 30, 2017 and a monthly rent of $6,376 per month.

The future minimum lease payments for leased locations are as follows:

For the Years Ended December 31,	Amount
2015 (Three Months)	$130,117
2016	529,309
2017	572,722
2018	530,531
2019	372,652
Total	$2,135,331

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

This development and licensing agreement contains both invention and development milestones that the Company will need to achieve during the next two years. Pursuant to the Agreement, on March 23, 2015, the Company received an initial non-refundable payment of $500,000, for which revenue of $75,000 and $500,000 was recognized during the three and nine months ended September 30, 2015. The agreement provides for additional amounts to be received by the Company based upon its achievement of certain milestones. During the three months ended September 30, 2015, the Company recognized revenue of $2,000,000 upon the achievement of milestones under the agreement. This $2,000,000 was recorded in accounts receivable at September 30, 2015, and was collected on October 21, 2015. During the three and nine months ended September 30, 2015, the Company recognized as revenue an aggregate of $2,075,000 and $2,500,000, respectively, under the agreement.

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

Hosted Design Solution Agreement

On June 25, 2015, the Company entered into a three year agreement to license electronic design automation software in a hosted environment. Pursuant to the agreement, under which services began July 13, 2015, the Company is required to remit quarterly payments in the amount of $100,568 with the last payment due March 30, 2018.

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

The Employment Agreement provides that if Mr. Rizzone’s employment is terminated due to his death or disability, if Mr. Rizzone’s employment is terminated by the Company without cause or if he resigns for good reason, twenty-five percent (25%) of the shares subject to the First Option and the Second Option shall immediately vest and become exercisable, he will have a period of one year post-termination to exercise the First Option and the Second Option, and if a Liquidation Event (as defined in the Employment Agreement) shall occur prior to the termination of the First Option and the Second Option, one hundred percent (100%) of the shares subject to the First Option and Second Option shall immediately vest and become exercisable effective immediately prior to the consummation of the Liquidation Event. In addition, any outstanding deferred PSUs shall be immediately vested and paid, but any remaining unearned portion of the PSUs shall immediately be canceled and forfeited.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 4 – Commitments and Contingencies, continued

Offer Letter – Brian Sereda

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

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

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

As of September 30, 2015, 262,186 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

On March 6, 2014, the Company’s board of directors and stockholders approved the 2014 Non-Employee Equity Compensation Plan for the issuance of equity-based instruments covering up to 250,000 shares of common stock to directors and other non-employees.

As of September 30, 2015, 146,383 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

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

As of September 30, 2015, 95,859 shares of common stock remain eligible to be issued through equity based instruments under the Performance Share Unit Plan.

Employee Stock Purchase Plan

On April 10, 2015, the Company’s board of directors approved the ESPP, under which 600,000 shares of common stock have been reserved for purchase by the Company’s employees, subject to approval by the stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. Employees may designate an amount not less than 1% but not more than 10% of their annual compensation, but for not more than 7,500 shares during an offering period. An offering period shall be six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of the option will be the lesser of 85% of the fair market of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

As of September 30, 2015, 600,000 shares of common stock remain eligible to be issued through equity based instruments under the ESPP. As of September 30, 2015, eligible employees have contributed $169,811 through payroll withholdings to the ESPP. Initial shares under the ESPP will be delivered in January 2016.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2015	1,607,075	$4.41	$2.46	9.0	$-
Granted	-	-	-	-	-
Exercised	(10,392)	2.49	1.42	-	-
Forfeited	(7,832)	2.49	1.42	-	-
Outstanding at September 30, 2015	1,588,851	$4.43	$2.48	8.4	$3,924,000

Exercisable at January 1, 2015	550,298	$4.33	$2.41	9.1	$-
Vested	290,056	4.42	-	-	-
Exercised	(10,392)	2.49	-	-	-
Forfeited	-	-	-	-	-
Exercisable at September 30, 2015	829,962	$4.38	$2.46	8.4	$2,064,000

The following table presents information related to stock options outstanding and exercisable at September 30, 2015:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$1.68	275,689	8.2	137,845
2.49	308,530	8.3	156,457
3.63	51,958	8.4	51,958
4.99	99,214	8.5	49,088
6.00	853,460	8.5	434,614
	1,588,851	8.4	829,962

As of September 30, 2015, the unamortized value of options was $1,878,887. As of September 30, 2015, the unamortized portion will be expensed over a weighted average period of 2.0 years.

Restricted Stock Units (“RSUs”)

On August 14, 2014, the compensation committee of the board of directors granted two inducement RSU awards to Cesar Johnston, the Company’s Senior Vice President of Engineering. Under the first award, Mr. Johnston has the right to receive 100,000 shares of the Company’s common stock and this award vests over four years beginning on the first anniversary of his employment start date of July 14, 2014. In addition, Mr. Johnston was granted 20,000 performance based RSU awards. On February 26, 2015, the compensation committee of the board of directors determined that Mr. Johnston had successfully met all conditions provided for in the performance-based RSU award. The RSU’s had an aggregate grant date fair value of $1,356,000 based upon the fair value of the Company’s common stock on the date of grant. The awards granted vest over four years beginning on the first anniversary of the employee’s date of hire. Pursuant to the terms of the awards, the unvested shares terminate upon separation from the Company.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

On January 2, 2015, the compensation committee of the board of directors granted to various directors, RSUs under which the holders have the right to receive an aggregate of 17,576 shares of the Company’s common stock. The awards granted vest fully on the first anniversary of the grant date. On June 23, 2015, one of the Company’s directors resigned and upon approval by the compensation committee of the board of directors, his RSU award of 4,394 shares became fully vested. Of the total amount of RSUs granted to directors on January 2, 2015, 13,182 remain unvested.

On January 22, 2015, the compensation committee of the board of directors granted to various employees and consultants, RSUs under which the holders have the right to receive an aggregate of 54,500 shares of the Company’s common stock. The awards granted were vested on the date of grant.

On February 26, 2015, the compensation committee of the board of directors granted to two employees RSUs under which the holders have the right to receive an aggregate of 6,800 shares of the Company’s common stock. The awards granted were vested on the date of grant.

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

On May 21, 2015, the compensation committee of the board of directors granted to various employees and consultants inducement RSU awards under which the holders have the right to receive an aggregate of 205,081 shares of the Company’s common stock. The awards granted vest over four years beginning on the first anniversary of the date of hire.

On May 21, 2015, the compensation committee of the board of directors granted to Cesar Johnston, the Company’s Senior Vice President of Engineering, RSUs under which Mr. Johnston has the right to receive 1,500 shares of the Company’s common stock. This award was granted under the 2013 Equity Incentive Plan. The award granted vested fully on May 31, 2015.

On May 21, 2015, the compensation committee of the board of directors granted to two consultants RSUs under which the holders have the right to receive an aggregate of 7,042 shares of the Company’s common stock. These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards granted were fully vested on the date of grant.

On May 21, 2015, in connection with patent applications, the compensation committee of the board of directors granted to various employees RSUs under which the holders have the right to receive an aggregate of 6,300 shares of the Company’s common stock. These awards were granted under the 2013 Equity Incentive Plan. Of the awards granted, 2,100 RSUs become fully vested on December 29, 2015, 3,500 become fully vested on December 30, 2015 and 700 become fully vested on December 31, 2015.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

On May 21, 2015, the compensation committee of the board of directors granted to John Gaulding, director and chairman of the board, RSUs under the 2014 Non-Employee Equity Compensation Plan for which Mr. Gaulding has the right to receive 25,000 shares of the Company’s common stock. These shares were issued to Mr. Gaulding in connection with his role as an independent director and chairman of the Board of Directors. The award granted vests fully on January 1, 2016.

On May 21, 2015, the compensation committee of the board of directors accelerated the vesting of 13,074 previously issued RSUs, held by certain employees and consultants, to vest on April 30, 2015.

On July 1, 2015, the Company appointed Martin Cooper to the Board of Directors with a term expiring at the Company’s 2016 annual stockholders meeting. In connection with Mr. Cooper’s appointment to the Board, Mr. Cooper was issued RSUs under the Company’s 2014 Non-Employee Equity Compensation Plan covering a total of 5,061 shares of Company common stock that will vest in full on January 4, 2016.

On July 13, 2015, the Company appointed Brian Sereda Vice President and Chief Financial Officer. As an inducement to join the Company, Mr. Sereda received an inducement restricted stock unit award covering a total of 120,000 shares of common stock. The restricted stock unit award vests in four equal annual installments on July 13 of each of 2016, 2017, 2018 and 2019, subject to Mr. Sereda’s continued employment with the Company through each vesting date.

On August 20, 2015, the compensation committee of the board of directors granted to three consultants RSUs under which the holders have the right to receive an aggregate of 8,854 shares of the Company’s common stock (of which 1,416 were granted to Martin Cooper). These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards granted were fully vested on the date of grant.

During August 2015, the compensation committee of the board of directors granted to various employees inducement RSU awards under which the holders have the right to receive an aggregate of 74,992 shares of the Company’s common stock. The awards granted vest over four years beginning on the first anniversary of the date of hire.

The Company accounts for RSUs granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of the Company’s common stock.

At September 30, 2015, the unamortized value of the RSUs was $9,431,246. The unamortized amount will be expensed over a weighted average period of 3.1 years. A summary of the activity related to RSUs for the nine months ended September 30, 2015 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	733,628	$10.49
RSUs granted	784,003	$8.62
RSUs forfeited	(106,344)	$9.74
Shares of common stock issued in exchange for RSUs	(236,297)	$10.57
Outstanding at September 30, 2015	1,174,990	$9.30

Vested at January 1, 2015	6,349	$9.94
RSUs vested	231,448	$10.57
RSUs forfeited	-	$-
Shares of common stock issued in exchange for RSUs	(236,297)	$10.57
Vested at September 30, 2015	1,500	$7.94

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

Performance Share Units (“PSUs”)

Effective on May 21, 2015, the compensation committee of the board of directors granted to Stephan Rizzone PSUs under which Mr. Rizzone had the right to receive up to 639,075 shares of the Company’s common stock. The PSUs shall be earned based on the Company’s market capitalization growth (See Note 4).

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

On July 1, 2015, the Company appointed Martin Cooper to the Board of Directors with a term expiring at the Company’s 2016 annual stockholders meeting. In connection with Mr. Cooper’s appointment, he was granted PSUs under the Company’s 2015 Performance Share Unit Plan for which he is eligible to receive 31,954 shares of the Company’s common stock.

The Company determined that the PSUs were equity awards with both market and service conditions. The Company utilized a Monte Carlo simulation to determine the fair value of the market condition, as described above. Grantees of PSUs are required to be employed through December 31, 2018 in order to earn the entire award, if and when vested.

The fair value of the grant of PSUs to purchase a total of 1,214,245 shares of common stock was determined to be approximately $3,183,784, and is to be amortized over the service period of May 21, 2015 through December 31, 2018, on a straight-line basis. Amortization was $277,031 and $0 for the three months ended September 30, 2015 and 2014 and was $320,409 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, the unamortized value of the PSUs was approximately $2,863,375. The unamortized amount will be expensed over a weighted average period of 3.3 years. A summary of the activity related to PSUs for the nine months ended September 30, 2015 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	-	$-
PSUs granted	1,214,245	$2.62
PSUs forfeited	-	$-
Shares of common stock issued in exchange for PSUs	(1,072)	$2.62
Outstanding at September 30, 2015	1,213,173	$2.62

Vested at January 1, 2015	-	$-
PSUs vested	1,072	$2.62
PSUs forfeited	-	$-
Shares of common stock issued in exchange for PSUs	(1,072)	$2.62
Vested at September 30, 2015	-	$-

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

Employee Stock Purchase Plan (“ESPP”)

The initial offering period for the ESPP is July 1, 2015 through December 31, 2015. On July 1, 2015 employees enrolled in the ESPP agreed to have withheld up to approximately $339,623. If all participants exercised their option under the ESPP, approximately 53,921 shares would be issued in January 2016. Through September 30, 2015, employees have contributed an aggregate of $169,811. The first shares will be issued in January, 2015. As of September 30, 2015, 0 shares have been issued under this plan, with 600,000 shares reserved for future issuance.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $2.46, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $29,967 for both the three and nine months ended September 30, 2015.

The Company estimated the fair value of options granted during the nine months ended September 30, 2015 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

Options Granted During the Nine Months Ended September 30, 2015
Stock price	$7.41
Dividend yield	0%
Expected volatility	65%
Risk-free interest rate	0.13%
Expected life	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$232,286	$325,634	$724,708	$1,070,939
RSUs	968,385	381,856	3,145,520	389,482
IR warrants	-	39,410	85,831	198,983
PSUs	277,031	-	320,409	-
ESPP	29,967	-	29,967	-
Total	$1,507,669	$746,900	$4,306,435	$1,659,404

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$582,320	$329,138	$2,116,631	$568,390
General and administrative	739,842	165,228	1,673,427	657,738
Sales and marketing	185,507	252,534	516,377	433,276
Total	$1,507,669	$746,900	$4,306,435	$1,659,404

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 7 – Related Party

On July 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. On July 13, 2015, the Company appointed Brian Sereda as the Company’s Chief Financial Officer (See Note 4), replacing Interim Chief Financial Officer Howard Yeaton. Howard Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the three and nine months ended September 30, 2015, the Company incurred fees to FCS of $2,500 and $61,848 in connection with Mr. Yeaton’s services as Interim Chief Financial Officer and $28,405 and $67,751, respectively, for other financial advisory and accounting services provided by FCS.

Note 8 – Subsequent Events

On October 5, 2015, George B. Holmes resigned as Chief Commercial Officer of the Company. Mr. Holmes will provide consulting services to the Company pursuant to a six month consulting agreement pursuant to which he will receive consulting fees totaling $80,000. In connection with the consulting arrangement, Mr. Holmes was permitted to extend the exercise period for an option to purchase 80,201 shares of the Company’s common stock at an exercise price of $2.49 per share and an aggregate of 44,836 RSUs would be allowed to vest pursuant to their terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, intentions for the future and the anticipated results of our development efforts. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to develop a commercially feasible technology; receipt of necessary regulatory approval; our ability to find and maintain development partners, market acceptance of our technology, the amount and nature of competition in our industry; our ability to protect our intellectual property; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this Quarterly Report on Form 10-Q and our previously filed Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are developing wire-free, software-controlled charging technology that provides power at a distance for electronic devices. Our ultimate goal is to license our WattUp™ technology to consumer product companies, silicon manufacturers, wireless data router manufacturers and other commercial partners to make wire-free charging affordable, ubiquitous and convenient. We believe there are a wide variety of potential uses for our proprietary technology, including smart phones, e-book readers, tablets, wearables, keyboards, mice, remote controls, rechargeable lights, the Internet of Things (or IOT), cylindrical batteries, toys, gaming consoles and any other devices, requiring less than 10 watts to charge.

We are developing solutions that enable wire-free transmission of energy from multiple transmitters to multiple receivers connected to or integrated into electronic devices, with a range of up to fifteen (15) feet in radius or in a circular charging envelope of up to thirty (30) feet. Our transmitters “pair” so that multiple transmitters can be connected to form a seamless network allowing WattUp enabled receivers to charge while the end user is moving from room-to-room. We have validated the technology in our laboratories and developed multiple prototype systems consisting of either a single or multiple transmitter(s) in various forms and sizes, multiple smartphone receiver cases, various other forms of receiving devices and management software to demonstrate the technology. In November 2015, Underwriters Laboratories, Inc. (UL) completed independent testing of our technology and demonstrated the following results, which exceeded our performance targets: (1) 4 watts delivered to a receiver at a distance of 0-5 feet; (2) 2 watts delivered to a receiver at a distance of 5-10 feet; and 1 watt delivered to a receiver at a distance of 10-15 feet.

Our technology solution consists principally of transmitter and receiver application specific integrated circuits, or ASICs, and novel antenna designs driven through innovative algorithms and software applications. We are developing multiple generations of transmitter and receiver ASICs, multiple antenna designs, as well as algorithms and software designs that we believe, in the aggregate, will optimize our technology by reducing size and cost, while increasing performance to a level that we believe will allow for our technology to be integrated into low-power devices (that we have defined as devices requiring less than 10 watts), thereby eliminating the need for a charging cord or pad to maintain a charge. We submitted our first ASIC design for wafer fabrication in November 2013. Since then, we have continued to improve on our ASIC developments and we expect to continue investing in this area. In October 2015, we began sampling what we believe is the world’s first radio frequency to direct current rectifier integrated circuit that is designed to power smaller wearable and IOT devices that require 10 watts or less to charge. This ASIC measures only 3mm x 3mm. We are also developing what we believe will be an enterprise class management and control system for our WattUp solution that will incorporate cloud-based network management as well as the necessary local interface and control for the transmitter and receiver.

We believe that if our development, regulatory and commercialization efforts are successful, our initial full-featured transmitter and receiver solutions will be able to simultaneously charge multiple mobile consumer electronic devices at varying charging levels, depending on the number of devices, with a range of up to fifteen (15) feet in radius or in a circular charging envelope of up to thirty (30) feet. Subsequent development efforts will focus on increasing the power delivery capability, increasing distance, enhancing the management and control solution and lowering overall system cost.

We have entered into a number of joint development agreements with potential strategic partners which provide for the exchange of technology and which serve to describe the integration of our technology into the strategic partners’ products. At the 2015 Consumer Electronics Show in January 2015, we demonstrated whole house charging coverage through the use of WattUp technology through multiple transmitters packaged in a variety of consumer-friendly form factors, including televisions, bed-side units, sound bars, wall units and speakers.

In 2015, we have focused on narrowing our research and development efforts with potential strategic partners whose goals, capabilities and commercialization potential opportunities most closely align with ours. In January 2015 we entered into a funded product development and licensing agreement with a tier 1 consumer electronics company to embed our receiver technology in various products including, but not limited to, mobile consumer electronics and certain related accessories. The agreement was subsequently expanded to include the integration of WattUp transmitter technology. During the development phase through the first customer shipment, we will afford this customer a time to market advantage in the licensed product categories. This agreement contains both invention and development milestones that will need to be met for the agreement to continue through to the licensing phase. During the third quarter of 2015, we completed a major development milestone under this agreement resulting in meaningful revenue recognition during the quarter.

With a goal of accelerating the initial time to commercialization into late 2016 or early 2017, we plan to enter into one or more additional joint development and licensing agreements for products outside our tier one partner’s licensed product categories (for example IOT devices, cylindrical batteries, toys, gaming consoles) in late 2015 or early 2016. These products are not expected to include our full-featured transmitter and receiver technology but instead are expected to involve products with lower power and/or range requirements.

We have pursued an aggressive intellectual property strategy to protect our propriety technology. As of September 30, 2015, we had in excess of 150 pending U.S. patent and provisional patent applications. In addition to the inventions covered by these patent applications, we have identified a significant number of additional specific inventions we believe may be novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business, such as in the area of directed power transmission, energy harvesting and network management. In the second half of 2015, the United States Patent and Trademark Office issued our first three patents and notified us of the allowance of three additional patents.

During the three and nine months ended September 30, 2015, we have recorded revenue of $2,075,000 and $2,500,000, respectively, and have incurred significant losses from operations since inception. We expect to continue to incur operating losses for the foreseeable future as we develop our technology.

Critical Accounting Policies and Estimates

Revenue Recognition

We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, services have been rendered, collection of the revenue is reasonably assured, and the fees are fixed or determinable.

We record revenue associated with product development projects that we enter into with certain customers.  In general, these projects are associated with complex technology development, and as such we do not have certainty about our ability to achieve the program milestones. Achievement of the milestone is dependent on our performance and the milestone typically needs to be accepted by the customer. The payment associated with achieving the milestone is generally commensurate with our effort or the value of the deliverable and is nonrefundable. We record the expenses related to these projects, generally included in research and development expense, in the periods incurred.

We also receive nonrefundable payments, typically at the beginning of a customer relationship, for which there are no milestones. We recognize this revenue ratably over the initial engineering product development period. We record the expenses related to these projects, generally included in research and development expense, in the periods incurred.

During the three and nine months ended September 30, 2015, we recorded revenue of $2,075,000 and $2,500,000, respectively. We recorded no revenue prior to 2015.

Results of Operations

Three Months Ended September 30, 2015 and 2014

Revenues.  During the three months ended September 30, 2015, we recorded revenue of $2,075,000. We recorded no revenue prior to 2015.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, general and administrative and marketing expenses. Loss from operations for the three months ended September 30, 2015 and 2014 were $5,608,317 and $5,830,438, respectively.

Research and Development Costs. Research and development costs include costs for developing our technology such as ASIC design costs, salaries, software and facility costs. Research and development costs for the three months ended September 30, 2015 and 2014 were $4,758,590 and $3,699,057, respectively. The increase in research and development costs of $1,059,533 is primarily due to a $1,426,094 increase in compensation (including an increase in stock-based compensation of $253,183) from a larger headcount within the department, a $116,219 increase in engineering software spending, a $131,985 increase in depreciation allocation and a $122,436 increase in office rent allocation, partially offset by a $647,512 decrease in consulting expenses as a result of consulting duties now being performed by employees and a $85,437 decrease in costs pertaining to patent filings.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the three months ended September 30, 2015 and 2014 were $2,156,965 and $1,322,048, respectively. The increase in general administrative costs of $834,917 is primarily due to an $872,372 increase in compensation, including an increase in stock-based compensation of $574,614, from increased headcount within the department.

Sales and Marketing Costs. Sales and marketing costs for the three months ended September 30, 2015 and 2014 were $767,762 and $809,333, respectively. The decrease in sales and marketing costs of $41,571 is primarily due to a decrease of $47,702 in consulting expenses as a result of employees handling duties formerly performed by consultants and a decrease of $45,833 in travel expenses, partially offset by a $17,902 increase in compensation.

Interest Income (Expense), Net. Interest income for the three months ended September 30, 2015 was $2,656 as compared to interest income, of $5,258 for the three months ended September 30, 2014. The change in interest income is primarily due to a lower average cash balance during the three months ended September 30, 2015.

Net Loss. As a result of the above, net loss for the three months ended September 30, 2015 was $5,605,661 as compared to $5,847,998 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 and 2014

Revenues.  During the nine months ended September 30, 2015, we recorded revenue of $2,500,000, $2,000,000 of which was upon the achievement of milestones under a development and licensing agreement. We recorded no revenue prior to 2015.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, general and administrative and marketing expenses. Loss from operations for the nine months ended September 30, 2015 and 2014 was $18,689,887 and $11,345,994, respectively.

Research and Development Costs. Research and development costs include costs for developing our technology such as ASIC design costs, salaries, software and facility costs. Research and development costs for the nine months ended September 30, 2015 and 2014 were $13,008,190 and $6,184,762, respectively. The increase in engineering product development costs of $6,823,428 is primarily due to a $5,137,029 increase in compensation (including an increase in stock-based compensation of $1,548,242) from a larger headcount within the department, a $1,322,359 increase in spending on components, third party design and engineering supplies principally in support of ASIC development, a $415,433 increase in depreciation allocation, a $316,620 increase in office rent allocation and a $160,292 increase in software expenses primarily from increased expenditures on engineering software, partially offset by a $417,697 decrease in costs pertaining to patent filings and a decrease of $426,407 in consulting expenses as a result of employees now handling duties formerly performed by consultants.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the nine months ended September 30, 2015 and 2014 were $5,663,583 and $3,124,439, respectively. The increase in general and administrative expense of $2,539,144 is primarily due to a $1,650,347 increase in compensation, including stock-based compensation increase of $1,015,776, from increased headcount within the department and newly executed executive agreements in place during the current period, a $403,697 increase in legal, accounting and insurance costs primarily as a result of operating as a public company during the nine months ended September 30, 2015 and a $133,070 increase in consulting and outside information technology (IT) services, primarily as a result of increased outside IT services to support a larger staff and fees paid to members of the board of directors.

Sales and Marketing Costs. Sales and marketing costs for the nine months ended September 30, 2015 and 2014 were $2,518,114 and $2,036,793, respectively. The increase in sales and marketing costs of $481,321 is primarily due to increased compensation of $525,767, including increased stock-based compensation of $83,013, from an increased headcount within the department and an increase of $177,504 in trade show expenses primarily as a result of participating in the 2015 Consumer Electronics Show, partially offset by a $285,545 decrease in consulting expenses primarily as a result of employees handling duties formerly performed by consultants.

Change in Fair Value of Derivative Liabilities. Change in fair value of derivative liabilities for the nine months ended September 30, 2015 was $0 as compared to $26,265,177 for the nine months ended September 30, 2014, as the derivative liabilities were extinguished during the year ended December 31, 2014.

Interest Income (Expense), Net. Interest income for the nine months ended September 30, 2015 was $12,365 as compared to interest expense, net of $1,029,479 for the nine months ended September 30, 2014 and included amortization of debt discount of $0 and $964,851, respectively. The change in interest income (expense), net, resulted primarily from the reduction in interest on the convertible notes, including the amortization of debt discount. The related convertible notes were extinguished in April 2014 and accordingly there was no similar amortization during the nine months ended September 30, 2015.

Gain on Debt Extinguishment. Gain on debt extinguishment for the nine months ended September 30, 2015 was $0 as compared to $2,084,368 for the nine months ended September 30, 2014. The gain on debt extinguishment resulted from the conversion of the convertible notes and the related extinguishment of the notes, accrued interest payable and the derivative liability.

Net Loss. As a result of the above, net loss for the nine months ended September 30, 2015 was $18,677,522 as compared to $36,579,100 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

During the three and nine months ended September 30, 2015, we recorded revenue of $2,075,000 and $2,500,000, respectively. We incurred a net loss of $18,677,522 and $36,579,100 for the nine months ended September 30, 2015 and 2014, respectively. Net cash used in operating activities was $15,460,067 and $8,490,970 for the nine months ended September 30, 2015 and 2014, respectively. Since inception, we have met our liquidity requirements principally through the private placement of convertible notes, the sale of our common stock in a registered initial public offering, the sale of our common stock to a strategic investor, the issuance of our common stock to the Company’s landlord to reduce its monthly base rent obligation and pay for certain tenant improvements, the sale of common stock in a December 2014 secondary offering and payments received under product development projects entered into with customers.

As of September 30, 2015, we had cash and cash equivalents of $15,510,189.

We believe our current cash on hand, together with anticipated payments received under product development projects entered into with customers, will be sufficient to fund our operations into the fourth quarter of 2016. However, we may require additional financing to fully implement our business plan, the ultimate goal of which is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service for end users. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Depending upon market conditions, we may choose to pursue additional financing to, among other reasons, accelerate our product development efforts, regulatory activities and business development and support functions with a view to capitalizing on the market opportunity we see for our wire-free charging technology. On April 24, 2015, we filed a “shelf” registration statement on Form S-3, under which we may from time to time, sell any combination of debt or equity securities up to an aggregate of $75,000,000.

During the nine months ended September 30, 2015, cash flows used in operating activities were $15,460,067, consisting of a net loss of $18,677,522, less non-cash expenses aggregating $4,984,540 (representing principally stock-based compensation of $4,306,435 and depreciation expense of $617,517), a $2,000,000 increase in accounts receivable and a $4,338 increase in prepaid expenses and other current assets, partially offset by an increase of $58,591 in accounts payable and an increase of $194,945 in accrued expenses. During the nine months ended September 30, 2014, cash flows used in operating activities were $8,490,970, consisting of a net loss of $36,579,100, offset by non-cash expenses of $27,024,780 and net changes in operating assets and liabilities of $1,063,350.

During the nine months ended September 30, 2015 and 2014, cash flows used in investing activities were $732,634 and $815,500, respectively. The cash used for the nine months ended September 30, 2015 consisted of the purchase of laboratory and computer equipment and software to accommodate newly hired employees and to support engineering services and testing performed for our customers.

During the nine months ended September 30, 2015, cash flows provided by financing activities were $208,298, which consisted of proceeds from contributions to the employee stock purchase program (“ESPP”), proceeds from the exercise of stock options and the disgorgement of profit from the sale of stock. During the nine months ended September 30, 2014, cash flows provided by financing activities were $25,773,170 and consisted principally of the net proceeds from our IPO of $24,872,170, and net proceeds of $900,000 from the sale of our common stock to a strategic investor.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and interim chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, as of September 30, 2015, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

ENERGOUS CORPORATION
(Registrant)

Date: November 12, 2015	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Brian Sereda
		Name:	Brian Sereda
		Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2014)
3.3	Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
10.1	Brian Sereda Offer Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2015)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)