Form 10-K
period 2015-12-31
Energous Corp
filed 2016-03-15
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $84,664,580. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 10, 2016, there were 16,409,739 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2015. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business

Overview

We are developing a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that can enable RF-based wire-free charging for electronic devices, providing power at a distance and ultimately enabling charging with mobility under full software control. Our anticipated business model is to supply silicon components with reference designs and license our WattUp technology to device and chip manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient option for end users. We believe our proprietary technology can potentially be utilized in a variety of devices, including wearables, Internet of Things (“IoT”) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

We believe our technology is novel in its approach, in that we are developing a solution that charges electronic devices by surrounding them with a contained three dimensional (“3D”) radio frequency (“RF”) energy pocket (“RF energy pocket”). We are engineering solutions that we expect to enable the wire-free transmission of energy from multiple WattUp transmitters to multiple WattUp receiving devices within a range of up to fifteen (15) feet in radius or in a circular charging envelope of up to thirty (30) feet. We are also developing our transmitter technology to seamlessly mesh, (much like a network of WiFi routers) to form a wire-free charging network that will allow users to charge their devices as they walk from room-to-room or throughout a large space. To date, we have developed multiple transmitter prototypes in various form factors and power capabilities. We have also developed multiple receiver prototypes including smartphone battery cases, toys, fitness trackers, Bluetooth headsets as well as stand-alone receivers.

When the company was first founded, we recognized the need to build and design an enterprise-class network management and control system (“NMS”) that was integral to the architecture and development of our wire-free charging technology. Our NMS system can be scaled up to control an enterprise consisting of thousands of devices or scaled down to work in a home or IoT environment.

The power, distance and mobility capabilities of the WattUp technology were validated independently by Underwriters Laboratories (UL) in October, 2015 and the results published on both the UL and the Energous websites.

Our technology solution consists principally of transmitter and receiver application specific standard product (“ASSPs”) and novel antenna designs driven through innovative algorithms and software applications. We submitted our first ASSP design for wafer fabrication in November 2013 and have since then been developing multiple generations of transmitter and receiver ASSPs, multiple antenna designs, as well as algorithms and software designs that we believe, in the aggregate, will optimize our technology by reducing size and cost, while increasing performance to a level that will enable our technology to be integrated into a broad spectrum of devices. We have developed a “building block” approach which allows us to scale our product implementations by combining multiple transmitter building blocks and/or multiple receiver building blocks to provide the power, distance, size and cost performance necessary to meet application requirements. While the technology is very scalable, in order to provide the necessary strategic focus to grow the company effectively, we have defined our market as devices that require 10 watts or less of power to charge. We will continue to invest in ASSP development as well as in the other components of the WattUp system to improve product performance, efficiency, cost-performance and miniaturization as required to grow the business and expand the ecosystem while also distancing us from any potential competition.

We believe that if our development, regulatory and commercialization efforts are successful, our transmitter and receiver technology will support a broad spectrum of charging solutions ranging from contact-based charging or charging at distances of no more than a few centimeters (“nearfield”) to charging at distances of up to 15 feet (“farfield”).

In February of 2015 we signed a Development and License Agreement with one of the top consumer electronic companies in the world based on total worldwide revenues. The agreement is milestone-based and, while there are no guarantees that the WattUp® technology will ever be integrated into our strategic partner’s consumer devices, we continue to progress the relationship as evidenced by the achievement of our first revenues in late 2015 from Engineering Services resulting from the achievement of certain milestones under the agreement. We anticipate continued progress with the relationship which we expect will result in additional Engineering Services Revenue and ultimately, if fully executed, significant revenues from royalties based on the WattUp® technology being integrated into products being shipped to the consumer.

In February of 2016 we began delivering evaluation kits to potential licensees to allow their respective engineering and product management departments to test and evaluate our technology. We expect that the testing and evaluations currently taking place will lead to an expansion of our licensing partners and will result in products beginning to be shipped to the consumer in late 2016/early 2017.

We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of March 14, 2016, we had in excess of 250 pending patent and provisional patent applications. Additionally, the U.S. Patent and Trademark Office (or the PTO) has issued our first five patents and notified us of the allowance of three additional patents. In addition to the inventions covered by these patents and patent applications, we have identified a significant number of additional specific inventions we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business and expand the core value of the Company.

We have recruited and hired a seasoned management team with both private and public company experience and relevant industry experience to develop and execute our operating plan. In addition, we have identified and hired key engineering resources in the areas of ASSP development, antenna development, hardware, software and firmware engineering as well as integration and testing which will allow us to continue to expand our technology and intellectual property as well as meet the support requirements of our licensees.

Our common stock is quoted on the NASDAQ Capital Market under the symbol “WATT”. As of March 8, 2016 we had 52 full-time employees, 42 of which were engineers. We were incorporated in Delaware in October 2012. Our corporate headquarters is located at 3590 North First Street, Suite 210, San Jose, CA 95134. Our website can be accessed at www.energous.com. The information contained on, or that may be obtained from our website, is not, and shall not be deemed to be, part of this Annual Report on Form 10-K.

Our Technology

The wire-free charging solution we are developing employs transmitter technology that creates a targeted 3D RF energy pocket around a receiving device (which may be mobile or fixed).

Figure 1 below shows a basic diagram of our solution. Today this solution is able to send RF energy from the transmitter (also referred to as a Power Router) to individual receiver devices in our laboratory.

Figure 1: Our Wire-free Charging Solution Diagram

First, our proprietary power router, or transmitter, locates the receiver(s) in 3-dimensional space via technology we have developed using standard Bluetooth® communications. Next, the transmitter, through software control, generates a controlled and contained RF-waveform to create an RF energy pocket around the receiver(s). We expect that receiver(s) equipped with our antennas and ASSPs and controlled by our software, will be able to harvest power from this contained RF energy pocket. We believe that these receivers will be incorporated into various devices such as smartphones, wearables, fitness trackers, keyboards and mice, cameras, tablets, toys, IoT devices, sensors, remote controls and other small electronics which contain embedded batteries.

Our transmitter uses proprietary software algorithms to dynamically direct, focus and control our RF waveform in three dimensions as it transmits energy to a moving object (such as a user holding their mobile device as they walk around a room).

Our initial demonstration system was able to transmit energy to multiple devices within a range of fifteen (15) feet in radius or in a circular charging envelope of thirty (30) feet. We believe our current generation ASSPs and those in development will also allow us to significantly reduce the size and cost of both our transmitters and our receivers as well as provide increased delivered power and efficiency and faster synchronization speeds.

In January of 2016 we unveiled a new Miniature WattUp Transmitter as well as a small form factor receiver, both of which were developed as a direct result of our efforts to reduce cost and size. The Miniature WattUp Transmitter can offer either contact-based or non contact-based charging. Non contact-based charging allows for low power charging capabilities within a few millimeters or centimeters distance from the miniature transmitter. Due to its low cost and small size, the miniature transmitter is anticipated to be bundled in-box with WattUp-enabled receivers replacing alternative charging solutions like power adapters and charging cables. The ability to bundle and provide a low cost, portable charging solution for receivers provides portability to the WattUp solution and is anticipated to accelerate the ecosystem build out.

Our Competition

There are numerous existing and commercially available methods to provide charging for battery-powered fixed and mobile devices, including wall plug-in charging, inductive charging, magnetic resonance charging, charging stations and more. To our knowledge, almost all mobile consumer electronic devices equipped with a rechargeable battery come bundled with a method to charge the device (for example, a power cord). Studies indicate that the consumer has grown tired and frustrated with tethered charging solutions and that the market is poised and will be receptive to untethered wire-free power solutions like WattUp developed by Energous Corporation. We believe that the positive market response and interest in the WattUp technology we have seen suggests that consumer electronic companies that develop products incorporating our technology will generate incremental sales and realize highly differentiated competitive advantages.

We believe our WattUp technology has a number of advantages compared to traditional charging technologies in terms of size, cost, mobility and portability. Further, our technology allows us to target a fixed or mobile device, track that device if it moves or is moving, and transmit focused energy to the targeted device to charge the device without having to remove the battery or plug in the device. However, there are a variety of other wireless charging technologies on the market or under development today. These competitive technologies fall into the following categories:

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

RF Harvesting. Harvesting RF energy is at the core of our WattUp technology. RF harvesting typically utilizes directional antennas to target and deliver energy. To our knowledge, there are two other companies attempting to utilize a directional pocket of energy similar to that being developed by Energous.

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

Our Business Strategy

We intend to be both a supplier of our proprietary ASSPs and a licensor of our antenna designs, software and hardware designs to companies who design, manufacture (or contract for manufacture) and market devices to consumers, military, industrial and other users who would benefit from wire-free charging. We intend to pursue these paths because we believe there are several verticals with total available markets measured in the tens of millions of units per year that would benefit from our technology and, as a result, will purchase our proprietary ASSPs and pay us a royalty for licensing our technology. Our intent is not to compete with our strategic partners by designing and manufacturing competing consumer electronic products, but rather to support the development and proliferation of the WattUp® technology to form a ubiquitous wire-free charging ecosystem along the lines of Wi-Fi.

We believe that our greatest market opportunity lies in creating a ubiquitous ecosystem for wire-free charging at a distance, in much the same way as the Wi-Fi ecosystem has developed. The goal is to ensure interoperability between transmitters and receivers that are based on our technology, regardless of who made them, installed them into finished goods, or marketed them. The implementation of previous ubiquitous solutions such as Wi-Fi and Bluetooth should help to illustrate our goal. For example, Wi-Fi routers, regardless of their designer or manufacturer, work with Wi-Fi receivers installed in various consumer electronic devices, regardless of the manufacturer. As a result, we are following the same roll out strategy as Wi-Fi in that we have:

•	Carefully selected initial target markets;
•	Built multiple silicon-based chips to advance the technology;
•	Partnered with leading product companies;
•	Developed reference designs to reduce early adopter risks and foster adoption;
•	Provided game-changing benefits to the consumer in terms of utility and convenience;
•	Designed initial iterations of the technology to be small but scalable implementations that are compatible on both a local and enterprise scale;
•	Invested in ease of use;
•	Developed a strategy to build out the ecosystem starting with the consumer and expanding to enterprise, industrial and military;
•	Implemented a plan to initially sell ASSPs migrating to a combination of selling ASSPs and integrating our device libraries into third-party silicon such as Bluetooth Low Energy and Power Management Chips; and
•	Supported an association like the Air Fuel Alliance (AFA) that is expected to lead to a qualification process to insure compatibility of the WattUp technology across vendors and develop a common user experience at the application level.

In order for our solution to become a ubiquitous solution for charging at a distance, we intend to pursue an ecosystem strategy for our technology, engaging not only potential licensees for our transmitter and receiver technologies, but also their upstream and downstream value chain partners. We also intend to prioritize protecting our intellectual property portfolio, as we believe this strategy will make it less likely that a competing platform will be able to gain a solid foothold in the uncoupled wireless market and compete with our technology in a meaningful way.

We believe strategic relationships with key licensees will enable us to reap the benefits of our technology much faster and with greater penetration than by manufacturing and distributing products ourselves. We believe this business model will also allow us to concentrate our efforts and resources on future projects to accelerate the introduction and adoption of the WattUp solution. As we develop new applications for our technology, we expect to target new strategic relationships in different market sectors.

In order to engage with potential licensees of the WattUp technology we have developed evaluation kits consisting of a transmitter and a receiver along with the enabling software to allow potential strategic partners to test the technology in their labs. The kits form a base “building block” component that is scalable to meet the needs of specific applications. We are developing processes and the support capabilities to assist potential strategic partners as they evaluate the technology and develop specific designs to incorporate it.

In selecting our initial licensees, our goal is to identify partners who are willing to make a significant engineering investment in the integration of the technology and have an internal product cycle that will support rapid deployment with the end goal to release WattUp devices to the consumer as quickly as possible thereby securing a first to market advantage and accelerating the path to revenue and profitability.

Since we are developing a new paradigm as to how consumers will charge their mobile devices and other consumer electronics products, the operational details of our strategy continue to evolve as our technology matures and our engagements with strategic partners solidify. As a result, we expect to make operational course corrections as we steer the company towards our goal of a ubiquitous wirefree charging solution. For example, we may enable third party technology companies to support second and third tier licensing opportunities as a way to expand Energous’ scope and accelerate adoption as opposed to trying to expand our internal support capabilities at a cost and pace sufficient to meet the needs of what we anticipate will be strong demand for our technology.

Our Initial Target Markets

We believe that our technology will be compelling to many end markets, each of which may have several potential customers. In an effort to focus our activities and deliver a WattUp-enabled product to the consumer as quickly as possible, we will likely select certain initial target markets and strategic partners because of their time-to-market capabilities and their market potential. As we continue to develop our technology, we intend to add additional markets and partners to expand our market presence.

We identify our initial target markets within these two hardware categories:

Transmitter Target Markets

We believe our transmitters will be developed and released to the consumer in three basic categories:

•	Stand-alone transmitters that are either sold independently or bundled as part of a pairing with a WattUp-enabled receiver device;
•	Transmitters that are integrated into third party devices like televisions, computer monitor bezels and refrigerator doors; and
•	Transmitters that are integrated with Wi-Fi routers to form a single device that provides both connectivity and wire-free power.

Stand-Alone Transmitters:

Our current plans call for stand-alone transmitters to be released in three separate and distinct categories:

Miniature WattUp Transmitters:

Because of their ease of manufacturing and their relative ease of regulatory approval, we expect that products using our miniature transmitter technology will be the first WattUp enabled products to market. Our miniature transmitters are ideally suited to wearables, IoT devices and other small electronics which require a small form factor receiver and a low cost total charging solution. These small, inexpensive transmitters will likely be USB-powered, and will have a range of zero distance from the transmitter (contact-based) to a few millimeters or centimeters from the transmitter. These solutions will initially be one-to-one (one transmitter to one receiver) with follow-on versions being one to many.

Midsize WattUp Transmitters:

We expect that our Midsize WattUp transmitters will be geared to the desktop and will likely have a range of a few centimeters to three feet from the transmitter. We also intend for the midsize transmitters to have tracking ability to support mobile applications and multiple receiving devices. Likely implementations of midsized WattUp transmitters will include small desktop and nightstand transmitters designed to send low power at distances for accessories and wearables. The same technology may also likely be integrated into third party devices like computer monitor bezels, nightstand consumer electronics, accessories such as 12-volt portable chargers and integrated automotive applications.

Full Size WattUp Transmitters:

Full Size WattUp transmitters are full featured transmitters with the power to charge multiple devices at distances of up to fifteen feet or anywhere within a 30-foot diameter circle. We also expect that full size WattUp transmitters will have the ability to “pair” with other full size WattUp transmitters allowing the user to create a large charging envelope encompassing many different rooms or large spaces while seamlessly providing charging to mobile devices that are moving through the coverage space. Full size WattUp transmitters may also play a significant role in the powering of IoT devices that are fixed such as security cameras and sensors.

Transmitters Integrated into Third Party Devices:

The “building block” core architecture developed for the WattUp technology is ideally suited to a broad spectrum of third party devices like televisions and refrigerator doors. The flexibility of the architecture in terms of size, power, distance, and cost affords Energous licensees the opportunity to match our technology with specific requirements and limitations typically found with complex integrations. For example, the WattUp technology could be integrated into the door of a small refrigerator typically found in college dorm rooms providing charging capabilities to mobile devices anywhere in the room. Further, the “pairing” capabilities of the transmitter technology could enable licensees to develop venue-specific consumer electronics products like integrated televisions that are paired with integrated picture frames to provide mobile charging across a large room such as an airport lounge.

Wi-Fi Routers

We see the combination of the wire-free power router and the Wi-Fi router as a natural integration point and a synergistic application of both technologies. The WattUp wire-free power router shares a number of technical characteristics with Wi-Fi routers in that both devices operate in the airwaves in the unlicensed industrial, scientific and medical (“ISM”) bands, both devices owe their success to the utility and convenience they bring to the consumer, both devices rely on antenna structures to send power and data, and both devices “pair” or provide hand off capabilities which allow for large “enabled” sites similar to a mesh network. We also believe that our 3D pocket-forming technology may enhance the data signal of a Wi-Fi router, which we believe will provide an even stronger value proposition to wireless data router manufacturers. Finally, we plan to collaborate with our tier-one consumer electronics company partner to engage with third party Wi-Fi transmitter companies. Our belief is that through this joint approach we will be able to enhance the marketing and manufacturing of transmitters which in turn would help drive the demand for receiving devices and accelerate the build out of the WattUp ecosystem.

The Wi-Fi router market has two segments: commercial and residential. The key differentiator between these segments is that commercial routers tend to have much more robust security features, including virtual private networks and advanced content filtering. We believe that our technology is applicable to both the commercial and residential Wi-Fi router markets based on the building block capabilities mentioned earlier that will enable the WattUp technology to effectively serve and support both markets.

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

We have ongoing interest from various ODM companies that are exploring the production of the recently announced (January 2016) miniature WattUp transmitter. This miniaturized transmitter design is intended to replace the typical USB cord and power adapter included with many small electronics products today. Incorporation of the WattUp® technology into a mini transmitter would allow the intended product to become waterproof as there is no longer a need for a power input port on the device, while still allowing for an in-box charging solution.

Component suppliers are also a key part of our go-to-market strategy, as most ODMs and OEMs do not design their own components. We expect to be actively engaged with component companies that supply antennas, as well as mixed-signal, power and RF components to the major ODM and OEMs in the Wi-Fi router market.

As part of our go-to-market strategy, we intend to market to major infrastructure developers, both for consumer and commercial applications. Within these consumer markets, we expect that engagements will primarily be with consumer product companies who manufacture and market products to major residential home builders. For commercial installations, we intend to engage with the wireless network operators and private Wi-Fi system operators. We also intend to engage with concentrated consumer destinations (for example, coffee shop and restaurant chains, airport lounges and airports) by educating them on the benefits of our solutions to drive them to seek out and demand our solution from their vendors and suppliers.

Receiver Target Markets

We believe there are a wide variety of potential uses for our receiver technology, including:.

•	Smart phones
•	Wearable devices
•	IOT devices
•	Tablets
•	Mice
•	Gaming consoles and controllers
•	Keyboards
•	e-book readers
•	Remote controls
•	Sensors (such as thermostats)
•	Toys
•	Rechargeable batteries
•	Rechargeable lights
•	Automotive accessories
•	Personal care products (such as toothbrushes or shavers)
•	Retail inventory management (such as RFID tags)
•	Hand-held industrial devices (such as scanners or keypads)

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

Key Strategic Partnership

In January 2015, we signed a Development and License Agreement with a tier-one consumer electronics company to embed WattUp wire-free charging receiver technology in various products including mobile consumer electronics and related accessories.

This Development and License Agreement and subsequent amendments contains both invention and development milestones that we will need to achieve through fiscal 2016 and potentially beyond. If we achieve such milestones, we are entitled to receive milestone-based development payments under the agreement.

During the development phase until one year after the first customer shipment, we will afford this customer a time to market advantage in the licensed product categories.

This agreement was amended in July of 2015 to include transmitter technology which we believe is a key to expanding the WattUp ecosystem given the numbers of transmitters this strategic partner could potentially distribute to the consumer.

We believe that this agreement, and the close collaboration with our partner it entails, will enable us to accelerate commercial development on a number of fronts. If successful, we believe this agreement also paves a very clear path to attaining critical mass in the market for WattUp® wire-free power. We believe that this critical mass could be driven first by the wide adoption of our receiver technology and second by the broad distribution of bundled stand-alone and integrated transmitters into other consumer electronics devices. Finally, having this wide adoption on both the transmitter and the receiver side should create pull and demand for broad adoption of our technology from circles outside of our key strategic partner. With the goal of promoting the establishment of a wire-free charging ecosystem based on the WattUp® technology, we, and this partner, plan to collaborate to introduce WattUp® technology to potential partner companies including router and accessory manufacturers.

Research and Development

Research and development costs account for a substantial portion of our operating expenses. Our research and development expenses were $18.8 million, $12.5 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Research and development expenses are expected to increase in the future as we concentrate our efforts and resources on the commercialization of our technology.

Our Intellectual Property

As a company with a primary focus on licensing, we expect that our most valuable asset will be our intellectual property. This includes U.S. and foreign patents, patent applications and know-how. We are pursuing an aggressive intellectual property strategy and are developing new patents. As of March 14, 2016, we have in excess of 250 pending patent and provisional patent applications. Additionally, the PTO has issued our first five patents and notified us of the allowance of three additional patents. In addition to the inventions covered by these patents and patent applications, we have identified a significant number of additional specific inventions we believe may be novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop.

Government Regulation

Our wire-free charging technology involves the transmission of power using RF energy waves, which is subject to regulation by the Federal Communications Commission (“FCC”), and may be subject to regulation by other federal, state and local agencies. We believe our technology is safe, and we are consulting with the FCC to establish a process by which devices incorporating WattUp® technology can secure required FCC approvals.

As part of the regulatory approval process, we believe devices incorporating the WattUp® technology will need to obtain approvals under both FCC Part 15 and FCC Part 18. We are confident that our technology allows devices to be approved under Part 15. In addition, because our technology involves the transmission of power greater than the power threshold limits of Part 15, we also expect devices incorporating our technology will need to obtain FCC Part 18 approval. The design of the WattUp® technology is such that we believe we will be able to demonstrate that our power transmissions do not violate current FCC regulations pertaining to human exposure to RF emissions and that WattUp® technology complies with the Part 18 technical requirements. However, to our knowledge, the transmission of power in this manner by a consumer product at the ranges we are proposing has not yet been approved by the FCC. There can be no assurance that the FCC will determine that devices incorporating WattUp® technology are eligible for Part 18 approval, that FCC approval will be able to be obtained for specific devices, or that other governmental approvals will not be required.

Employees

As of March 14, 2016, we had 52 full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants, including technical advisors, on an as-needed basis to supplement existing staff. Consultants and technical advisors provide us with expertise in electrical engineering, software development and other specialized areas of engineering and science.

Item 1A. Risk Factors

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. This discussion highlights some of the risks that may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer and we may be unable to stay in business. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business, prospects, results of operations and financial condition. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business

Other than Engineering Services revenues, we have no history of generating revenue, have a history of operating losses, and we may never achieve or maintain profitability.

We have a limited operating history upon which investors may evaluate our prospects. Other than Engineering Services revenues, we have not generated any revenues to date and we have a history of losses from operations. As of December 31, 2015, we had an accumulated deficit of $78,707,180, that included accumulated expense of $26,265,177 from changes in value of derivative liabilities and, accumulated stock based compensation expense of $8,515,540. Our ability to achieve material revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology and incorporate that technology into the products sold by our customers. There can be no assurance that we will ever generate revenues or achieve profitability.

Terms of our Development and License Agreement with a tier-one consumer electronics company could inhibit potential licensees from working with us in specific markets.

We have entered into a Development and License Agreement with a tier-one consumer electronics company to embed WattUp® wire-free charging receiver technology in various products including mobile consumer electronics and related accessories. This agreement provides our strategic partner a time-to-market advantage during the development until one year after the first customer shipment for certain consumer products. The time-to-market advantage might inhibit another potential licensee from engaging with us or they may be pressured to seek other solutions which could have a negative impact on our future revenue opportunities.

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

Our wire-free charging technology involves the transmission of power using RF energy waves, which are subject to regulation by the FCC, and may be subject to regulation by other federal, state and local agencies. We intend to design our technology so that it will operate primarily in the 2.4/5.8 GHz radio frequency range, which is the same range as Wi-Fi routers and several other wireless consumer electronics. Different customer applications may require us to develop our technology to work at different frequencies. For those types of products, the FCC grants what is known as Part 15 approval if, among other things, the human exposure to RF emissions is below certain thresholds. In addition, because our technology involves the transmission of power greater than the power threshold limits of Part 15, we also expect WattUp® devices to need FCC Part 18 approval. To our knowledge, the transmission of power using RF energy waves by a consumer product at the ranges we are proposing has not yet been approved by the FCC, and there can be no assurance that devices incorporating WattUp® technology will be able to obtain FCC approval or that other governmental approvals will not be required. Our efforts to cause the FCC to establish a procedure for the authorization of devices using WattUp® technology by their manufacturers could be costly and time consuming, and if such manufacturers are unable to receive any such required approvals in a timely and cost-efficient manner our business and operating results may be materially adversely affected. The cost of compliance with new laws or regulations governing our technology or future products could adversely affect our financial results. New laws or regulations may impose restrictions or obligations on us that could force us to redesign our technology under development or other future products, and may impose restrictions that are not possible or practicable to comply with, which could cause our business to fail. We cannot predict the impact on our business of any legislation or regulations related to our technology or future products that may be enacted or adopted in the future.

We anticipate future losses and negative cash flow, and it is uncertain if or when we will become profitable.

Other than Engineering Services revenues, we have not generated any revenues to date, and we may never be able to produce material revenues or operate on a profitable basis. As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future.

We expect to expend significant resources on hiring of personnel and startup costs, including payroll and benefits, product and ASSP testing and development, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital and general and administrative expenses. We expect to incur costs and expenses related to prototype development, consulting costs, laboratory development costs, obtaining regulatory approvals required for our technology and reference product designs, marketing and other promotional activities, hiring of personnel, and the continued development of relationships with strategic business partners. We may not be able to obtain financing in a sufficient amount or at all. We anticipate our losses will continue to increase from current levels during our development stage.

We may require additional financing to achieve our business plans.

We believe our technology is novel in offering the potential to make wire-free charging an affordable, ubiquitous and convenient service for end users. However, the consumer and commercial electronics industry in general and the power, recharging and alternative recharging segments of that industry in particular are subject to intense and increasing competition and rapidly evolving technologies. Accordingly, for our business plans to succeed we believe it will be important for us to move quickly to develop our technology, obtain required regulatory approvals and engage with strategic partners. As a small company, we may be unable to successfully implement our ambitions of targeting very large markets in an intensely competitive industry segment without significantly increasing our resources. We may not have sufficient funds to fully implement our business plan, the ultimate goal of which is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service for end users. While we believe our current cash on hand, together with anticipated payments received under product development projects entered into with customers, will be sufficient to fund our operations into the second quarter of 2017 depending on how soon we are able to begin to generate meaningful commercial revenue we may need to raise capital through new financings. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current stockholders. There can be no assurance that additional funds will be available on terms attractive to us, or at all. If adequate funds are not available, we may be required to curtail the development of our technology or materially curtail or reduce our operations. We could be forced to sell or dispose of our rights or assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operation and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

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

If products incorporating our technology are commercially launched, and those products does not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

Achieving acceptance of a wire-free recharging system as a preferred method to recharge low-power fixed and mobile electronic devices will be crucial to our continued success. Consumers and commercial customers will not begin to use or increase the use of products incorporating our technology unless they agree that the convenience of our wire-free charging solution would be worth the additional expense of purchasing such products. We have no history of marketing any product and we and our commercialization partners may fail to generate significant interest in the initial commercial products or any other product incorporating our technology that may be developed. These and other factors, including the following factors, may affect the rate and level of the market acceptance:

•	the price products incorporating our technology relative to other products or competing methods of recharging;
•	the effectiveness of our sales and marketing efforts or those of our commercialization partners;
•	the support and rate of acceptance of our technology and solutions with our joint development partners;
•	perception by users, both individual and enterprise users, of our wire-free charging solution’s convenience, safety, efficiency, and benefits compared to competing methods of recharging;
•	press and blog coverage, social media coverage, and other publicity and public relations factors which are not within our control; and
•	regulatory developments related to marketing our solution or their inclusion in others’ products.

If we are unable to achieve or maintain market acceptance, our business would be significantly harmed.

If our products or products incorporating our technology are commercially launched, we may experience seasonality or other unevenness in our financial results in consumer markets or a long and variable sales cycle in enterprise markets.

While we do not now have license revenue or a commercial product, our strategy depends on the development of a successful commercial product and effectively licensing our technology into the consumer, enterprise and commercial markets. We will need to understand procurement and buying cycles to be successful in licensing our technology into those markets. We anticipate it is possible that demand for our technology could vary similarly with the market for products with which our technology may be used, for example, the market for new purchases of laptops, tablet, mobile phones, gaming systems, toys, wearables and the like. Such consumer markets are often seasonal, with peaks in and around the December holiday season and the August-September back-to-school season. Enterprises and commercial markets may have annual or other budgeting and buying cycles that could affect us, and, particularly if we are designated as a capital improvement project, we may have a long or unpredictable sales cycle.

We may not be able to achieve all the features we seek to include in our technology.

We have developed a prototype of our product concept that displays limited functionality in a laboratory setting. There are a variety of features we seek to include in our technology that we have not yet achieved. For example, while we believe recharging multiple devices on one transmitter at a commercially acceptable level may be possible theoretically, we have not yet achieved these results, even in the laboratory. We believe our research and development efforts will yield additional functionality over time. However, there can be no assurance that we will be successful in achieving all the features we are targeting and our inability to do so may limit the appeal of our technology to consumers.

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

We believe that our technology is safe. However, it is possible that we could discover safety issues with our technology or that some people may be concerned with wire-free transmission of power in a manner that has occurred with some other wireless technologies as they were put into residential and commercial use, such as the safety concerns that were raised by some regarding the use of cellular telephones and other devices to transmit data wirelessly in close proximity to the human body. While we plan to at least partially address this potential concern by developing our management software and sensor technology to be configurable by users to selectively recharge devices in ways that would be intended to avoid recharging in close proximity to a human body, such as recharging only during predetermined time periods or recharging only when the device is not moving, we do not plan to conduct any tests to determine whether RF waves produce harmful effects on humans or other animals. We may be unable to effectively prevent recharging in close proximity to a user’s body, which could affect the marketability of our technology or could result in requests for law or regulation governing our technology under development or a class of products in which our technology under development would be included. In addition, while we believe our technology is safe, users of our technology under development or other future products who suffer medical ailments may blame the use of products incorporating our technology, as occurred with a small number of users of cellular telephones. A discovery of safety issues relating to our technology would have a material adverse effect on our business and any legal action against us claiming our technology caused harm could be expensive, divert management and adversely affect us or cause our business to fail, whether or not such legal actions were ultimately successful.

Our industry is subject to intense competition and rapid technological change, which may result in products or new solutions that are superior to our technology under development or other future products we may bring to market from time to time. If we are unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our technology and products may become less useful or obsolete and our operating results will suffer.

The consumer and commercial electronics industry in general and the power, recharging and alternative recharging segments of that industry in particular are subject to intense and increasing competition and rapidly evolving technologies. Because products incorporating our technology are expected to have long development cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to demonstrate the advantages of our products and technologies over well-established alternative solutions, products and technologies, as well as newer methods of power delivery and convince consumers and enterprises of the advantages of our products and technologies. Traditional wall plug-in recharging remains an inexpensive alternative to our technology under development. Also, directly competing technologies such as inductive charging, magnetic resonance charging, conductive charging, ultrasound and other yet unidentified solutions may have greater consumer acceptance than the technologies we have developed. Furthermore, certain competitors may have greater resources than us and may be better established in the market than we are. We cannot be certain which other companies may have already decided to or may in the future choose to enter our markets. For example, consumer electronics products companies may invest substantial resources in wireless power or other recharging technologies and may decide to enter our target markets. Successful developments of competitors that result in new approaches for recharging could reduce the attractiveness of our products and technologies or render them obsolete.

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

If our technology is not competitive based on these or other factors, our business would be harmed.

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in our products and products incorporating our technologies. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. For example, we may be unsuccessful in defending our patents and other proprietary rights against third party challenges.

We have in excess of 250 pending U.S. patents and provisional patent applications on file. The PTO issued our first five patents and notified us of the allowance of three additional patents to protect our technology.

In addition to patents, we expect to rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. These measures may not be adequate to safeguard our technology. If they do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. Although we are attempting to obtain patent coverage for our technology where available and where we believe appropriate, there are aspects of the technology for which patent coverage may never be sought or received. We may not possess the resources to or may not choose to pursue patent protection outside the United States or any or every country other than the United States where we may eventually decide to sell our future products. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we have no patent protection. Although we have in excess of 250 pending and provisional patent applications on file in the United States protecting aspects of our technology under development, our patents may not issue as a result of those applications drawing priority or otherwise based on those patent applications, may issue only with limited coverage or may issue and be subsequently successfully challenged by others and held invalid or unenforceable.

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

Because our industry is characterized by competing intellectual property, we may be sued for violating the intellectual property rights of others. Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted any significant search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields (including some pertaining specifically to wireless charging technologies), our competitors or other third parties may assert that our products and technology and the methods we employ in the use of our products and technology are covered by United States or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents that our technology under development or other future products would infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our technologies, products or parts may infringe and of which we are unaware. As the number of competitors in the market for wire-free power and alternative recharging solutions increases, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling any infringing products of ours unless we could obtain a license or were able to redesign the product to avoid infringement. If we were unable to obtain a license or successfully redesign, we might be prevented from selling our technology under development or other future products. If there is an allegation or determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, or a settlement or ongoing royalties. In these circumstances, we may be unable to sell our products or license our technology at competitive prices or at all, our business and operating results could be harmed.

We could become subject to product liability claims, product recalls, and warranty claims that could be expensive, divert management’s attention and harm our business.

Our business exposes us to potential liability risks that are inherent in the marketing and sale of products used by consumers. We may be held liable if our technology under development now or in the future causes injury or death or are found otherwise unsuitable during usage. Our technology under development incorporates sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. While we believe our technology is safe, users could allege or possibly prove defects (some of which could be alleged or proved to cause harm to users or others) because we design our technology to perform complex functions involving RF energy, possibly in close proximity to users. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. The coverage limits of our insurance policies we may choose to purchase to cover related risks may not be adequate to cover future claims. If sales of products incorporating our technology increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could negatively affect our sales or require a change in the design or manufacturing process, any of which could harm our reputation and business, harm our relationship with licensors of our products, result in a decline in revenue and harm our business.

In addition, if a product we or a strategic partner design is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we or our strategic partners may be required to notify regulatory authorities and/or to recall the product. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of products incorporating our technology, which could in turn result in required recalls, restrictions on the sale of such products or other penalties. The adverse publicity resulting from any of these actions could adversely affect the perception of our customers and potential customers. These investigations or recalls, especially if accompanied by unfavorable publicity, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

We are subject to risks associated with our utilization of consultants.

To improve productivity and accelerate our development efforts while we build out our own engineering team, we use experienced consultants to assist in selected business functions, including the development of our ASPPs. We take steps to monitor and regulate the performance of these independent third parties. However, arrangements with third party service providers may make our operations vulnerable if these consultants fail to satisfy their obligations to us as a result of their performance, changes in their own operations, financial condition, or other matters outside of our control. Effective management of our consultants is important to our business and strategy. The failure of our consultants to perform as anticipated could result in substantial costs, divert management’s attention from other strategic activities, or create other operational or financial problems for us. Terminating or transitioning arrangements with key consultants could result in additional costs and a risk of operational delays, potential errors and possible control issues as a result of the termination or during the transition.

We expect to depend on consumer electronics supply chain firms to manufacture, market and distribute our technology under development. If these strategic partners fail to successfully manufacture, market and distribute our technology under development, our business will be materially harmed.

We currently intend to both supply our semiconductor chips, antennas and related technology directly and license our system architecture, proprietary waveform, antenna designs to consumer electronics supply chain firms. rather than manufacture our technology under development ourselves. We will not be able to control the efforts and resources these consumer electronics supply chain firms would devote to marketing our technology under development or other future products. Those third parties may not be able to successfully market and sell the products they develop based on our technology, may not devote sufficient time and resources to support the marketing and selling efforts and may not market those products at prices that will permit the products to develop, achieve or sustain market acceptance. Finding new licensors could be an expensive and time-consuming process and we may not be able to find suitable consumer electronics supply chain firms and other distribution strategic partners on acceptable terms or at all. If we cannot find suitable third party partners or our third party partners experience difficulties, do not actively market our technology under development or future products or do not otherwise perform under our license agreements, our potential for revenue may be dramatically reduced, and our business could be harmed.

If we become a supplier of our proprietary ASSPs, we will be subject to risks associated with overseas manufacturing.

Part of our business strategy includes selling our proprietary ASSPs directly to consumer electronics companies and the manufacturers of their component parts. If we pursue this strategy, we will be reliant on third-party overseas manufacturers to manufacture our ASSPs. We cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increases in demand, or need to replace an existing manufacturer, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing, we may encounter delays in production and added costs as a result of the time it takes to train manufacturers in our methods, products, quality control standards, and labor, health and safety standards. Any delays, interruption or increased costs in the manufacture of our ASSPs could have an adverse effect on our ability to meet customer demand for our products and harm our business.

Because independent manufacturers would manufacture our ASSPs outside of our principal sales markets, our products would need to be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion, or other factors, and costs and delays associated with consolidating or transitioning between manufacturers, could adversely impact our financial performance. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our profit margins.

We intend to pursue licensing of our technology as a primary means of commercialization but we may not be able to secure advantageous license agreements. If we are not able to secure advantageous license agreements, our business and results of operations will be adversely affected.

We are pursuing the licensing of our technology as a primary means of commercialization. We believe there are many companies that would be interested in implementing our technology into their devices. Many of these companies are well-known, world-wide companies. We have entered into one product development and license agreement with a tier-one consumer electronics company that has the potential to yield license revenue. In addition, we have also entered into a number of evaluation and joint development agreements with potential strategic partners. However, these agreements do not commit either party to a long-term relationship and any of these parties may disengage with us at any time. Creating a license or other business relationship with these classes of companies will take a substantial effort, as we expect to have to convince them of the efficacy of our technology, meet their design and manufacturing requirements, satisfy their marketing and product needs, and comply with their selection, review and contracting requirements. There can be no assurance that we will be able to gain entry to these companies, or that they will ultimately decide to integrate our technology with their products. We may not be able to secure license agreements with customers on terms that are advantageous to us. Furthermore, the timing and volume of revenue earned from license agreements will be outside of our control. If the license agreements we enter into do not prove to be advantageous to us, our business and results of operations will be adversely affected.

We may not be able to develop a technology that meets our development partner's specifications. Even if we succeed in developing a technology that meets all the specifications in our Development and License Agreement, our development partner could decline to use our technology in its products. Any of these events would have a material adverse effect on our business.

The terms of our only Development and License Agreement with a tier-one consumer products company require us to meet stringent performance specifications and aggressive technical milestones. While we are devoting substantial corporate time and resources to the development of our technology for this company’s products, there can be no assurance that we can meet the performance specifications and technical milestones in the timeframe required by the Development and License Agreement or at all. Further, the decision to embed our technology within its products is completely in our development partner’s discretion and it could decline to use our technology in its products even if we meet all the performance specifications and technical milestones set forth in the agreement. Additionally, the Development and License Agreement prohibits us from the development of our technology for certain product categories until one year following our development partner’s introduction of products with our technology embedded in those categories to consumers. If we are unable to meet the stringent performance specifications and aggressive technical milestones required by the Development and License Agreement or our development partner declines to embed our technology in its products, our business could be significantly harmed in the absence of additional license agreements that equal or exceed the potential of this agreement. The harm to our business resulting from either of these scenarios will exacerbated by the fact that we have agreed to limited exclusivity in certain product categories with our development partner.

We are highly dependent on certain key members of our executive management team. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of Stephen Rizzone (President and Chief Executive Officer), Michael Leabman (Chief Technology Officer), Brian Sereda (Chief Financial Officer), and Cesar Johnston (Senior Vice President of Engineering). If we lose the services of any of these persons, we would likely be forced to expend significant time and money in the pursuit of replacements, which may result in a delay in the implementation of our business plan and plan of operations. We can give no assurance that we could find satisfactory replacements for these individuals on terms that would not be unduly expensive or burdensome to us. We do not currently carry a key-man life insurance policy that would assist us in recouping our costs in the event of the death or disability of any of these executives.

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

Risks Related to Ownership of Our Common Stock

You may lose all of your investment.

Investing in our common stock involves a high degree of risk. As an investor, you may never recoup all, or even part of, your investment and you may never realize any return on your investment. You must be prepared to lose all of your investment.

Our stock price could be volatile and investors may have difficulty selling their shares.

Our common stock is currently listed on The NASDAQ Capital Market under the symbol “WATT.” For the period from March 28, 2014 when trading began on The NASDAQ Capital Market through March 9, 2016, the daily trading volume for shares of our common stock ranged from 6,200 to 5,020,100 shares traded per day, and the average daily trading volume during such period was approximately 220,000 shares.

The market price of the common stock has fluctuated significantly since it was first listed on The NASDAQ Capital Market on March 28, 2014. Since this date, through March 9, 2016, the intra-day trading price has fluctuated from a low of $3.65 to a high of $16.44. The price of our common stock may continue to fluctuate significantly in response to factors, some of which are beyond our control, including the following:

•	actual or anticipated variations in operating results;
•	the limited number of holders of the common stock;
•	changes in the economic performance and/or market valuations of other technology companies;
•	our announcements of significant strategic partnerships or other events;
•	announcements by other companies in the wire-free charging space;
•	articles published or rumors circulated by third parties regarding our business, technology or development partners;
•	additions or departures of key personnel; and
•	sales or other transactions involving our capital stock, including sales that may occur following the termination of applicable lock-up periods.

We are an “emerging growth company,” and are able to take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have not paid dividends in the past and have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to market our products and technology and to cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend.

Concentration of ownership among our existing executive officers, directors and significant stockholders may prevent new investors from influencing significant corporate decisions.

All decisions with respect to the management of the Company will be made by our board of directors and our officers, who collectively, beneficially own approximately 6.0% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. In addition, other greater than 5% stockholders such as DvineWave which beneficially owns approximately 10.1% of our common stock as of December 31, 2015 and AWM Investment Company Inc. which beneficially owns approximately 9% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our Company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

We may be subject to securities litigation, which is expensive and could divert management attention.

Our stock price has fluctuated in the past and may be volatile in the future, and in the past, companies that have experienced volatility in the market price of their stock have been subject to an increased incidence of securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

An active trading market for our common stock may not be maintained.

Our stock is currently traded on The NASDAQ Capital Market, but we can provide no assurance that we will be able to maintain an active trading market on The NASDAQ Capital Market or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will continue to cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Provisions of our Certificate of Incorporation (or Certificate) and bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our Certificate and bylaws:

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

Item 1B. Unresolved Staff Comment

Not applicable.

Item 2. Properties

On September 10, 2014, we entered into a Lease Agreement (the “Lease”) with Balzer Family Investments, L.P. (the “Landlord”) related to space located at Northpointe Business Center, 3590 North First Street, San Jose, California. The initial term of the lease is 60 months, with initial monthly base rent of $36,720 and the lease is subject to certain annual escalations as defined in the agreement. On October 1, 2014, we relocated our headquarters to this new location.  We issued to the Landlord 41,563 shares of the Company’s common stock valued at $500,000, of which $400,000 will be applied to reduce our monthly base rent obligation by $6,732 per month and of which $100,000 was for certain tenant improvements. We recorded $400,000 as prepaid rent on our balance sheet, which is being amortized over the term of the lease and recorded $100,000 as leasehold improvements.

On February 26, 2015, we entered into a sub-lease agreement for additional space in the San Jose area. The agreement has a term which expires on June 30, 2019 and an initial monthly rent of $6,109 per month. On August 25, 2015, we entered into an additional amended sub-lease agreement for additional space in San Jose, CA. The agreement has a term which expires on June 30, 2019 and an initial monthly rent of $4,314 per month. These leases are subject to certain annual escalations as defined in the agreements.

On July 9, 2015, we entered into a sub-lease agreement for additional space in Costa Mesa, CA. The agreement has a term which expires on September 30, 2017 and an initial monthly rent of $6,376 per month. This lease is subject to certain annual escalations as defined in the agreement.

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

	Price Range
Fiscal Year Ended December 31, 2014	High	Low
First Quarter (beginning March 28)	$14.75	$10.58
Second Quarter	$15.57	$10.53
Third Quarter	$14.60	$10.01
Fourth Quarter	$11.46	$7.25
Fiscal Year Ended December 31, 2015
First Quarter	$12.16	$8.63
Second Quarter	$9.58	$6.98
Third Quarter	$8.40	$5.90
Fourth Quarter	$8.84	$6.57

As of December 31, 2015, there were 22 holders of record of our common stock. We believe we have significantly more beneficial holders of our common stock.

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

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Financial Statements and notes thereto.

	2015	2014	2013

Selected data from the Statements of Operations:
Revenue	$2,500,000	$-	$-
Loss from operations	$(27,577,339)	$(20,374,709)	$(4,435,470)
Change in fair value of derivative liabilities	$-	$(26,265,177)	$-
Net loss	$(27,561,702)	$(45,603,110)	$(5,521,081)
Basic and diluted net loss per common share	$(2.07)	$(5.75)	$(2.11)

Selected data from Balance Sheets:
Total Assets	$32,675,528	$33,828,923	$2,365,867
Convertible promissory notes and derivative liabilities	$-	$-	$7,106,298

The Company has had no long-term liabilities, preferred stock or dividends declared.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are developing a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that can enable RF-based wire-free charging for electronic devices, providing power at a distance and ultimately enabling charging with mobility under full software control. Our anticipated business model is to supply silicon components with reference designs and license our WattUp technology to device and chip manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient option for end users. We believe our proprietary technology can potentially be utilized in a variety of devices, including wearables, Internet of Things (“IoT”) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

We believe our technology is novel in its approach, in that we are developing a solution that charges electronic devices by surrounding them with a contained three dimensional (“3D”) radio frequency (“RF”) energy pocket (“RF energy pocket”). We are engineering solutions that we expect to enable the wire-free transmission of energy from multiple WattUp transmitters to multiple WattUp receiving devices within a range of up to fifteen (15) feet in radius or in a circular charging envelope of up to thirty (30) feet. We are also developing our transmitter technology to seamlessly mesh, (much like a network of WiFi routers) to form a wire-free charging network that will allow users to charge their devices as they walk from room-to-room or throughout a large space. To date, we have developed multiple transmitter prototypes in various form factors and power capabilities. We have also developed multiple receiver prototypes including smartphone battery cases, toys, fitness trackers, Bluetooth headsets as well as stand-alone receivers.

When the company was first founded, we recognized the need to build and design an enterprise-class network management and control system (“NMS”) that was integral to the architecture and development of our wire-free charging technology. Our NMS system can be scaled up to control an enterprise consisting of thousands of devices or scaled down to work in a home or IoT environment.

The power, distance and mobility capabilities of the WattUp technology were validated independently by Underwriters Laboratories (UL) in October, 2015 and the results published on both the UL and the Energous websites.

Our technology solution consists principally of transmitter and receiver application specific standard product (“ASSPs”) and novel antenna designs driven through innovative algorithms and software applications. We submitted our first ASSP design for wafer fabrication in November 2013 and have since then been developing multiple generations of transmitter and receiver ASSPs, multiple antenna designs, as well as algorithms and software designs that we believe, in the aggregate, will optimize our technology by reducing size and cost, while increasing performance to a level that will enable our technology to be integrated into a broad spectrum of devices. We have developed a “building block” approach which allows us to scale our product implementations by combining multiple transmitter building blocks and/or multiple receiver building blocks to provide the power, distance, size and cost performance necessary to meet application requirements. While the technology is very scalable, in order to provide the necessary strategic focus to grow the company effectively, we have defined our market as devices that require 10 watts or less of power to charge. We will continue to invest in ASSP development as well as in the other components of the WattUp system to improve product performance, efficiency, cost-performance and miniaturization as required to grow the business and expand the ecosystem while also building competitive barriers to any potential competition.

We believe that if our development, regulatory and commercialization efforts are successful, our transmitter and receiver technology will support a broad spectrum of charging solutions ranging from contact-based charging or charging at distances of no more than a few centimeters (“nearfield”) to charging at distances of up to 15 feet (“farfield”).

In February of 2015 we signed a Development and License Agreement with one of the top consumer electronic companies in the world based on total worldwide revenues. The agreement is milestone-based and, while there are no guarantees that the WattUp® technology will ever be integrated into our strategic partner’s consumer devices, we continue to progress the relationship as evidenced by the achievement of our first revenues in late 2015 from Engineering Services resulting from the achievement of certain milestones under the agreement. We anticipate continued progress with the relationship which we expect will result in additional Engineering Services Revenue and ultimately, if fully executed, significant revenues from royalties based on the WattUp® technology being integrated into products being shipped to the consumer.

In February of 2016 we began delivering evaluation kits to potential licensees to allow their respective engineering and product management departments to test and evaluate our technology. We expect that the testing and evaluations currently taking place will lead to an expansion of our licensing partners and will result in products beginning to be shipped to the consumer in late 2016/early 2017.

We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of March 14, 2016, we had in excess of 250 pending patent and provisional patent applications. Additionally, the U.S. Patent and Trademark Office (or the PTO) has issued our first five patents and notified us of the allowance of three additional patents. In addition to the inventions covered by these patents and patent applications, we have identified a significant number of additional specific inventions we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business and expand the core value of the Company.

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

Basis of Presentation. The accompanying audited financial statements and footnotes for the years ended December 31, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding financial information.

Revenue Recognition. We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, services have been rendered, collection of the revenue is reasonably assured, and the fees are fixed or determinable.

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

During the year ended December 31, 2015, we recorded revenue of $2,500,000. We recorded no revenue prior to 2015.

Research and Development. Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $18,825,041, $12,511,647 and $2,109,890 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

For the years ended December 31, 2015, 2014 and 2013, the Company had $18,825,041, $11,519,390 and $2,095,367, respectively, of research and development expenses capitalized for federal income tax purposes, with amortization commencing upon the Company receiving an economic benefit from the related research. As of December 31, 2015, the Company had $18,871,801 gross federal and state net operating loss carryovers (“NOLs”) and a tax credit carryover of $2,041,385. As of December 31, 2015 and 2014, deferred tax assets consisted principally of net operating loss and tax credit carryovers, the research and development costs and stock-based compensation, and such deferred tax assets were fully reserved. Accordingly, the Company’s effective tax rate for the years ended December 31, 2015, 2014 and 2013 was 0%.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. As of December 31, 2015, the Company has not completed an analysis whether an ownership change occurred under Section 382, which, if it did occur, could substantially limit its ability in the future to utilize its NOLs and other tax carryforwards.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2015, and 2014, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded for the years ended December 31, 2015, 2014 and 2013.

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

Results of Operations

For the Years Ended December 31, 2015 and 2014

Revenues.  During the year ended December 31, 2015, we recorded revenue of $2,500,000 upon the achievement of milestones under a development and licensing agreement. We recorded no revenue in 2014.

Operating Expenses.  During 2015, operating expenses are made up of research and development, general and administrative and marketing expenses. Operating expenses for the years ended December 31, 2015 and 2014 were $30,077,339 and $20,374,709, respectively.

Research and Development Costs. Research and development costs include costs for developing our technology such as ASSP design costs, salaries, software and facility costs. Research and development costs for the years ended December 31, 2015 and 2014 were $18,825,041 and $12,511,647, respectively. The increase in research and development costs of $6,313,394 is primarily due to a $6,324,357 increase in compensation (including an increase in stock-based compensation of $1,892,005) from a larger headcount within the department, a $698,690 increase in spending on components, third party design and engineering supplies principally in support of ASSP development, a $543,928 increase in depreciation allocation, a $477,271 increase in office rent allocation and a $306,694 increase in software expenses primarily from increased expenditures on engineering software, partially offset by a $1,460,768 decrease in consulting expenses as a result of employees now handling duties formerly performed by consultants and a $719,224 decrease in patent filing expenses.

Sales and Marketing Costs. Sales and marketing costs for the years ended December 31, 2015 and 2014 were $3,221,303 and $2,803,359, respectively. The increase in sales and marketing costs of $417,944 is primarily due to increased compensation of $339,355, including increased stock-based compensation of $146,091, from an increased headcount within the department and an increase of $167,074 in trade show expenses primarily as a result of participating in the 2015 Consumer Electronics Show, a $106,520 increase in public relations fees, a $73,061 increase in depreciation allocation, a $41,516 increase in office rent allocation, partially offset by a $359,979 decrease in consulting expenses primarily as a result of employees handling duties formerly performed by consultants.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the years ended December 31, 2015 and 2014 were $8,030,995 and $5,059,703, respectively. The increase in general and administrative expense of $2,971,292 is primarily due to a $2,294,644 increase in compensation, including stock-based compensation increase of $1,365,340, from increased headcount within the department and newly executed executive agreements in place during 2015, a $445,967 increase in legal, accounting and insurance costs primarily as a result of operating as a public company during the year ended December 31, 2015 and a $131,560 increase in consulting and outside information technology (IT) services, primarily as a result of increased outside IT services to support a larger staff and fees paid to members of the board of directors.

Loss from Operations.   Loss from operations for the years ended December 31, 2015 and 2014 was $27,577,339 and $20,374,709, respectively.

Change in Fair Value of Derivative Liabilities. Change in fair value of derivative liabilities for the year ended December 31, 2015 was $0 as compared to $26,265,177 for the year ended December 31, 2014, as the derivative liabilities were extinguished during the year ended December 31, 2014.

Interest Income (Expense), Net. Interest income for the year ended December 31, 2015 was $15,637 as compared to interest expense, net of $1,024,774 for the year ended December 31, 2014 which included amortization of debt discount of $0 and $964,851, respectively. The change in interest income (expense), net, resulted primarily from the reduction in interest on the convertible notes, including the amortization of debt discount. The related convertible notes were extinguished in April 2014 and accordingly there was no similar amortization during the year ended December 31, 2015.

Gain on Debt Extinguishment. Gain on debt extinguishment for the year ended December 31, 2015 was $0 as compared to $2,084,368 for the year ended December 31, 2014. The gain on debt extinguishment resulted from the April 2014 conversion of the convertible notes and the related extinguishment of the notes, accrued interest payable and the derivative liability.

Net Loss. As a result of the above, net loss for the year ended December 31, 2015 was $27,561,702 as compared to $45,603,110 for the year ended December 31, 2014.

For the Years Ended December 31, 2014 and 2013

Revenues. We recorded no revenue in 2014 or 2013.

Operating Expenses. During 2014, operating expenses were made up of derivative instrument issuance, research, development, general and administrative and marketing expenses. Loss from operations for the years ended December 31, 2014 and 2013 was $20,374,709 and $4,435,470, respectively.

Derivative Issuance Expense. Derivative instrument issuance expense was $0 and $887,062 for the years ended December 31, 2014 and 2013, respectively.

Research and Development Costs. Research and development costs for the years ended December 31, 2014 and 2013 were $12,511,647 and $2,109,890, respectively. The increase is primarily due to a $3,287,398 increase in compensation, including stock-based compensation of $924,702, from a larger headcount within the department, a $3,575,586 increase in spending on components, design and engineering supplies for the demonstration units at the Consumer Electronics Show (“CES”), a $1,051,158 increase in legal costs related to patent application filings and a $2,193,539 increase in hardware and software consulting expenses related to preparation for the demonstration unit presented at CES.

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

Marketing Costs. Marketing costs for the years ended December 31,2014 and 2013 were $2,803,359 and $233,622, respectively. The increase is primarily due to increased compensation of $1,346,077, including stock-based compensation of $583,238, from hiring five additional employees to the department during 2014, an increase of $662,448 in public relations and consulting expenses and an increase of $256,368 in travel costs associated with the preparation of CES and meetings with potential customers and strategic partners.

Loss from Operations.   Loss from operations for the years ended December 31, 2014 and 2013 was $20,374,709 and $4,435,470, respectively.

Change in Fair Value of Derivative Liabilities. Change in fair value of derivative liabilities for the years ended December 31, 2014 and 2013 was $26,265,177 and $177,000 respectively.

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

Liquidity and Capital Resources

During years ended December 31, 2015 and 2014, we recorded revenue of $2,500,000 and $0, respectively. We incurred a net loss of $27,561,702 and $45,603,110 for the years ended December 31, 2015 and 2014, respectively. Net cash used in operating activities was $20,005,734 and $15,606,423 for the years ended December 31, 2015 and 2014, respectively. Since inception, we have met our liquidity requirements principally through the private placement of convertible notes, the sale of our common stock in a registered initial public offering, the sale of our common stock to a strategic investor, the issuance of our common stock to the Company’s landlord to reduce its monthly base rent obligation and pay for certain tenant improvements, the sale of common stock in two secondary offerings and payments received under product development projects entered into with customers.

As of December 31, 2015, we had cash and cash equivalents of $29,872,564.

We believe our current cash on hand, together with anticipated payments received under product development projects entered into with customers, will be sufficient to fund our operations into the second quarter of 2017. However, depending on how soon we are able to achieve meaningful commercial revenues we may require additional financing to fully implement our business plan, the ultimate goal of which is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service for end users. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Depending upon market conditions, we may choose to pursue additional financing to, among other reasons, accelerate our product development efforts, regulatory activities and business development and support functions with a view to capitalizing on the market opportunity we see for our wire-free charging technology. On April 24, 2015, we filed a “shelf” registration statement on Form S-3, which became effective on April 30, 2015. The “shelf” registration statement allows the Company from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. In November 2015, the Company consummated an offering under the shelf registration of 3,000,005 shares of common stock through which the Company raised net proceeds of $19,048,456.

During the year ended December, 2015, cash flows used in operating activities were $20,005,734, consisting of a net loss of $27,561,702, less non-cash expenses aggregating $6,849,927 (representing principally stock-based compensation of $5,951,414 and depreciation expense of $817,729), a $157,769 increase in prepaid expenses and other current assets, partially offset by an increase of $608,962 in accounts payable and an increase of $283,530 in accrued expenses. During the year ended December 31, 2014, cash flows used in operating activities were $15,606,423, consisting of a net loss of $45,603,110, offset by non-cash expenses of $28,107,841 and net changes in operating assets and liabilities of $1,888,846.

During the years ended December 31, 2015 and 2014, cash flows used in investing activities were $1,032,795 and $1,619,694, respectively. The cash used for year ended December 31, 2015 consisted of the purchase of laboratory and computer equipment and software to accommodate newly hired employees and to support engineering services and testing performed for our customers.

During the year ended December 31, 2015, cash flows provided by financing activities were $19,416,501, which consisted of proceeds from the offering under the shelf registration of $19,048,456, proceeds from contributions to the employee stock purchase program (“ESPP”) of $289,787, proceeds from the exercise of stock options of $65,647 and proceeds from the disgorgement of profit from the sale of stock of $12,611. During the year ended December 31, 2014, cash flows provided by financing activities were $46,766,929 and consisted principally of the net proceeds from our IPO of $24,872,170, net proceeds from the secondary offering of $20,993,759 and net proceeds of $900,000 from the sale of our common stock to a strategic investor.

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

Contractual Obligations

In the ordinary course of business, we routinely enter into purchase commitments for various aspects of our operations, such as purchases of engineering supplies, lab equipment, chip design engineering, engineering consulting services and software licenses. We do not believe these commitments will have a material effect on our financial condition, results of operations or cash flows.

The following table summarizes our contractual obligations at December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 Year	1 to 3 Years	More than 3 Years

Operating leases	$2,005,214	$529,309	$1,475,905	$-
Engineering software commitment	1,782,945	792,420	990,525	-
Total	$3,788,159	$1,321,729	$2,466,430	$-

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, we may be exposed to certain market risks, such as interest rates. The annual impact of our results of operations of a 100 basis point interest rate change on December 31, 2015 would be minimal. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

Item 8. Financial Statements and Supplementary Data.

Energous Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Energous Corporation

We have audited the accompanying balance sheets of Energous Corporation (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2015, 2014 and 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energous Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
Melville, NY
March 15, 2016

Energous Corporation

BALANCE SHEETS

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$29,872,564	$31,494,592
Prepaid expenses and other current assets	722,249	416,580
Prepaid rent, current	80,784	80,784
Total current assets	30,675,597	31,991,956

Property and equipment, net	1,730,365	1,515,299
Prepaid rent, non-current	218,236	299,020
Other assets	51,330	22,648
Total assets	$32,675,528	$33,828,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,324,973	$1,716,011
Accrued expenses	1,075,879	792,349
Total current liabilities	3,400,852	2,508,360

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at December 31, 2015
and 2014; no shares issued or outstanding	-	-
Common Stock, $0.00001 par value, 50,000,000 shares authorized at December 31, 2015 and 2014; 16,298,208 and 12,781,502 shares issued and outstanding
at December 31, 2015 and December 31, 2014, respectively.	161	127
Additional paid-in capital	107,981,695	82,465,914
Accumulated deficit	(78,707,180)	(51,145,478)
Total stockholders’ equity	29,274,676	31,320,563
Total liabilities and stockholders’ equity	$32,675,528	$33,828,923

The accompanying notes are an integral part of these financial statements

Energous Corporation

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2015	2014	2013

Revenue	$2,500,000	$-	$-

Operating expenses:
Derivative instrument issuance	-	-	887,062
Research and development	18,825,041	12,511,647	2,109,890
Sales and marketing	3,221,303	2,803,359	233,622
General and administrative	8,030,995	5,059,703	1,204,896
Total operating expenses	30,077,339	20,374,709	4,435,470

Loss from operations	(27,577,339)	(20,374,709)	(4,435,470)

Other income (expenses):
Change in fair value of derivative liabilities	-	(26,265,177)	(177,000)
Interest income (expense), net	15,637	(1,024,774)	(908,611)
Loss on retirement of fixed assets	-	(22,818)	-
Gain on debt extinguishment	-	2,084,368	-
Total	15,637	(25,228,401)	(1,085,611)

Net loss	$(27,561,702)	$(45,603,110)	$(5,521,081)

Basic and diluted loss per common share	$(2.07)	$(5.75)	$(2.11)

Weighted average shares outstanding, basic and diluted	13,303,715	7,933,791	2,617,022

The accompanying notes are an integral part of these financial statements

Energous Corporation

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2013	1,924,813	$19	$9,981	$(21,287)	$(11,287)
Common stock sold on January 28, 2013 to founder at
$0.0052 per share	80,201	1	416	-	417
Common stock sold on March 4, 2013 to affiliate of a
director at $0.24 per share	668,338	7	159,993	-	160,000
Common stock sold on May 7, 2013 to third party
investor at $0.24 per share	20,051	-	4,800	-	4,800
Restricted common stock sold on May 14, 2013 under
the 2013 Stock Plan of DvineWave, Inc. to consultant
at $0.40 per share	88,882	1	35,463	-	35,464
Repurchase and retirement of restricted common stock
from consultant on November 30, 2013 at $0.40 per share	(74,068)	(1)	(29,552)	-	(29,553)
Stock-based compensation - stock options	-	-	16,148	-	16,148
Net loss	-	-	-	(5,521,081)	(5,521,081)
Balance at December 31, 2013	2,708,217	$27	$197,249	$(5,542,368)	$(5,345,092)
Stock-based compensation - stock options	-	-	1,333,943	-	1,333,943
Stock-based compensation - IR consultant warrant	-	-	263,972	-	263,972
Stock-based compensation - consultant
restricted stock units ("RSUs")	-	-	900,063	-	900,063
Stock-based compensation - shares issued to
consultant for services rendered	5,353	-	50,000	-	50,000
Issuance of shares to strategic investor,
net of commission expense	210,527	2	899,998	-	900,000
Initial public offering on April 2, 2014, net of
underwriter's discount and offering costs of $2,816,149	4,600,000	46	24,783,805	-	24,783,851
Conversion of convertible notes on April 2, 2014	1,930,128	19	26,790,158	-	26,790,177
Sale of IPO underwriter warrant on April 2, 2014	-	-	1,000	-	1,000
Extinguishment of derivative for consulting warrant
and financing warrant on June 25, 2014	-	-	5,752,000	-	5,752,000
Shares issued to landlord for prepaid rent	41,563	-	500,000	-	500,000
Secondary offering on December 15, 2014, net of
underwriter's discount and offering costs of $2,006,239	3,285,714	33	20,993,726	-	20,993,759
Net loss	-	-	-	(45,603,110)	(45,603,110)
Balance, December 31, 2014	12,781,502	$127	$82,465,914	$(51,145,478)	$31,320,563
Issuance of shares for services	15,000	-	147,900	-	147,900
Stock-based compensation - stock options	-	-	1,037,399	-	1,037,399
Stock-based compensation - IR warrants	-	-	85,831	-	85,831
Stock-based compensation - restricted stock units ("RSUs")	-	-	4,225,728	-	4,225,728
Stock-based compensation - employee stock
purchase plan ("ESPP")	-	-	113,217	-	113,217
Stock-based compensation - performance share units ("PSUs")	-	-	489,239	-	489,239
Issuance of shares for RSUs	304,340	3	(3)	-	-
Issuance of shares for PSUs	1,072	-	-	-	-
Exercise of stock options	21,786	-	65,647	-	65,647
Disgorgement on account of short swing profit	-	-	12,611	-	12,611
Cashless exercise of warrants	128,480	1	(1)	-	-
Shares purchased from contributions to the ESPP	46,023	-	289,787	-	289,787
Secondary offering on November 20, 2015, net of
underwriter's discount and offering costs of $1,651,578	3,000,005	30	19,048,426	-	19,048,456
Net loss	-	-	-	(27,561,702)	(27,561,702)
Balance, December 31, 2015	16,298,208	$161	$107,981,695	$(78,707,180)	$29,274,676

The accompanying notes are an integral part of these financial statements

Energous Corporation

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(27,561,702)	$(45,603,110)	$(5,521,081)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation and amortization	817,729	371,189	4,717
Stock based compensation	5,951,414	2,547,978	16,148
Amortization of debt discount	-	964,851	705,289
Warrant expense	-	-	724,000
Write-off of abandoned trademark	-	-	4,725
Gain on conversion of notes payable and accrued interest	-	(2,084,368)	-
Change in fair market value of derivative liabilities	-	26,265,177	177,000
Loss on retirement of fixed assets	-	22,818	-
Amortization of prepaid rent from stock issuance to landlord	80,784	20,196	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(157,769)	(289,383)	(127,197)
Other assets	(28,682)	(15,689)	(6,959)
Accounts payable	608,962	1,354,973	359,163
Accrued expenses	283,530	838,945	233,217
Net cash used in operating activities	(20,005,734)	(15,606,423)	(3,430,978)

Cash flows used in investing activities:
Purchases of property and equipment	(1,032,795)	(1,619,694)	(194,329)
Costs of trademark	-	-	(4,725)
Net cash used in investing activities	(1,032,795)	(1,619,694)	(199,054)

The accompanying notes are an integral part of these financial statements

Energous Corporation

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	200,681
Payment of deferred offering costs	-	-	(88,319)
Repurchase of restricted common stock	-	-	(29,553)
Proceeds from IPO, net of underwriter's discount and
offering expenses	-	24,872,170	-
Proceeds from the sale of stock to strategic investor, net	-	900,000	-
Sale of Warrant to IPO underwriter	-	1,000	-
Proceeds from shares issued under shelf registration,
net of underwriter's discount and offering expenses	19,048,456	-	-
Proceeds from the exercise of stock options	65,647	-	-
Proceeds from secondary offering, net of underwriter's discount and offering expenses	-	20,993,759	-
Proceeds from the sale of senior secured convertible notes			5,500,009
Proceeds from contributions to employee stock purchase plan	289,787	-	-
Proceeds from the disgorgement of short-swing profit	12,611	-	-
Net cash provided by financing activities	19,416,501	46,766,929	5,582,818

Net (decrease) increase in cash and cash equivalents	(1,622,028)	29,540,812	1,952,786
Cash and cash equivalents - beginning	31,494,592	1,953,780	994
Cash and cash equivalents - ending	$29,872,564	$31,494,592	$1,953,780

Supplemental disclosure of non-cash financing activities:
Decrease in deferred offering costs charged to the IPO	$-	$88,319	$-
Common stock issued upon conversion of notes payable
and accrued interest payable	$-	$26,790,177	$-
Increase in additional paid in capital upon extinguishment
of derivative liability for warrants	$-	$5,752,000	$-
Common stock issued to landlord for tenant improvement
of $100,000 and prepaid rent of $400,000	$-	$500,000	$-
Common stock issued for services	$147,900	$-	$-

The accompanying notes are an integral part of these financial statements

ENERGOUS CORPORATION

Notes to Financial Statements

Note 1 - Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company is developing a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that can enable RF-based wire-free charging for electronic devices, providing power at a distance and ultimately enabling charging with mobility under full software control. The Company’s anticipated business model is to supply silicon components with reference designs and license our WattUp technology to device and chip manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient option for end users. The Company believes their proprietary technology can potentially be utilized in a variety of devices, including wearables, Internet of Things (IoT) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

The Company is developing solutions that charge electronic devices by surrounding them with a contained three dimensional (“3D”) radio frequency (“RF”) energy pocket (“RF energy pocket”). The Company is engineering solutions that are expected to enable the wire-free transmission of energy from multiple WattUp transmitters to multiple WattUp receiving devices within a range of up to fifteen (15) feet in radius or in a circular charging envelope of up to thirty (30) feet. The Company is also developing a transmitter technology to seamlessly mesh, (much like a network of WiFi routers) to form a wire-free charging network that will allow users to charge their devices as they walk from room-to-room or throughout a large space. To date, the Company has developed multiple transmitter prototypes in various form factors and power capabilities. The Company has also developed multiple receiver prototypes including smartphone battery cases, toys, fitness trackers, Bluetooth headsets as well as stand-alone receivers.

Note 2 – Liquidity and Management Plans

During the year ended December 31, 2015, the Company has recorded revenue of $2,500,000. The Company incurred a net loss of $27,561,702, $45,603,110 and $5,521,081 for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash used in operating activities was $20,005,734, $15,606,423 and $3,430,978 for the years ended December 31, 2015, 2014 and 2013, respectively. Since inception, the Company has met its liquidity requirements principally through the private placement of convertible notes, the sale of its common stock in a registered initial public offering, the sale of its common stock to a strategic investor, the issuance of its common stock to the Company’s landlord to reduce its monthly base rent obligation and pay for certain tenant improvements, the sale of common stock in a December 2014 secondary offering, the sale of common stock pursuant to a shelf registration and payments received under product development projects entered into with a customer.

As of December 31, 2015, the Company had cash on hand of $29,872,564. In April 2014, the Company completed its IPO of 4,600,000 shares of common stock through which the Company raised net proceeds of approximately $24.8 million. In connection with the completion of the IPO, the Company’s outstanding convertible notes and interest accrued thereon were converted into 1,833,336 and 96,792 shares, respectively, of common stock, thus extinguishing the debt associated with the notes. On April 4, 2014, the Company issued 210,527 shares of common stock to a strategic investor upon the receipt of net proceeds of $900,000 ($300,000 received on March 27, 2014, $700,000 received on April 4, 2014 less $100,000 to MDB Capital Group as a commission). In December 2014, the Company completed a secondary offering of 3,285,714 shares of common stock through which the Company raised net proceeds of approximately $21.0 million. On April 24, 2015, the Company filed a “shelf” registration statement on Form S-3, under which the Company may from time to time, sell any combination of debt or equity securities up to an aggregate of $75,000,000. In November 2015, the Company consummated an offering under the shelf registration of 3,000,005 shares of common stock through which the Company raised net proceeds of $19,048,456. The Company expects that cash on hand as of December 31, 2015, together with anticipated revenues, will be sufficient to fund the Company’s operations into the second quarter of 2017.

Research and development of new technologies is, by its nature, unpredictable.  Although the Company will undertake development efforts with commercially reasonable diligence, there can be no assurance that its available resources including the net proceeds from the Company’s IPO, secondary offering, issuance lender shelf registration, and strategic investor financing will be sufficient to enable it to develop and obtain regulatory approval of its technology to the extent needed to create future revenues sufficient to sustain its operations.  The Company may choose to pursue additional financing, depending upon the market conditions, which could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Should the Company choose to pursue additional financing, there is no assurance that the Company would be able to do so on terms that it would find acceptable.

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

The Company’s significant estimates and assumptions include the valuation of stock-based compensation instruments, recognition of revenue, the useful lives of long-lived assets, and income tax expense. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria have been met: persuasive evidence of an arrangement exists, services have been rendered, collection of the revenue is reasonably assured, and the fees are fixed or determinable.

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

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $18,825,041, $12,511,647 and $2,109,890 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2015, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2015, 2014 and 2013.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 4,994,425, 3,261,360 and 3,525,904 for the years ended December 31, 2015, 2014 and 2013, respectively, because their inclusion would be antidilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2015	2014	2013
Convertible Notes – principal	-	-	2,650,858
Convertible Notes – accrued interest	-	-	100,224
Consulting Warrant to purchase common stock	146,252	278,228	278,228
Financing Warrant to purchase common stock	152,778	152,778	220,905
IPO Warrants to purchase common stock	460,000	460,000	-
IR Consulting Warrant	36,000	36,000	-
IR Incentive Warrant	15,000	-	-
Options to purchase common stock	1,487,785	1,607,075	275,689
RSUs	1,560,996	727,279	-
PSUs	1,135,614	-	-
Total potentially dilutive securities	4,994,425	3,261,360	3,525,904

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. ASU 2015-17 may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company is currently evaluating the impact this standard will have on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

In January 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” (“ASU 2016-02”) This standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2015, through the date which the financial statements are issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note 4 – Property and Equipment

Property and equipment are as follows:

	As of December 31,
	2015	2014
Computer software	$650,386	$459,861
Computer hardware	1,203,021	725,739
Furniture and fixtures	457,887	342,452
Leasehold improvements	593,287	343,734
	2,904,581	1,871,786
Less – accumulated depreciation	(1,174,216)	(356,487)
Total property and equipment, net	$1,730,365	$1,515,299

Total depreciation and amortization expense of the Company’s property and equipment was $817,729, $371,189 and $4,717 for the years ended December 31, 2015, 2014 and 2013, respectively.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2015	2014
Accrued compensation	$739,782	$425,824
Other accrued expenses	336,097	366,525
Total	$1,075,879	$792,349

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

The amortization of debt discount related to the Convertible Notes was $0, $964,851 and $705,289, respectively, for the years ended December 31, 2015, 2014 and 2013.  During the years ended December 31, 2015, 2014 and 2013, the Company recorded an increase of $0, $21,217,177 and $197,000, respectively, in the fair value of the derivative liability for the conversion feature of the Convertible Notes, which was recorded as a change in the fair value of derivative liabilities within the statement of operations. On April 2, 2014, upon the consummation of the IPO, the Convertible Notes and Accrued Interest were converted to 1,833,336 and 96,792 shares, respectively, of the Company’s common stock. This conversion was accounted for as an extinguishment. Accordingly, on April 2, 2014, the Company recorded a gain of $2,084,368 upon the extinguishment of the Convertible Notes, accrued interest, and the related derivative liability. Thereupon, the 1,930,128 shares of common stock were issued and were recorded at their aggregate fair value of $26,790,177.

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

In connection with the sale of the Convertible Notes, the Company paid MDB a cash fee of $538,393 and sold to MDB for $1,000 in cash, a warrant issued on May 16, 2013 (the “Financing Warrant”) to purchase shares of the Company’s common stock. The Financing Warrant was fully vested upon issuance, has a term of five years and may not be exercised until six months after the consummation of a qualifying firm commitment underwritten initial public offering. Pursuant to the terms of the Financing Warrant, the aggregate exercise price is fixed at $550,000, with the per share exercise price being $3.60 based upon 120% of the conversion price of $3.00 of the Convertible Notes upon the consummation of the IPO. As of December 31, 2015, the Financing Warrant was exercisable into 152,778 shares of the Company’s common stock, assuming an exercise price of $3.60 per share (or 120% of the Convertible Notes conversion price of $3.00 per share).

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

ENERGOUS CORPORATION

Notes to Financial Statements

Note 6 – Private Placement, continued

Accounting for the Financing Warrant and the Consulting Warrant

The Company determined that due to their cash settlement features, as originally issued, both the Financing Warrant and the Consulting Warrant qualified as derivative instruments.  Accordingly, upon issuance, these instruments were classified as derivative liabilities.  Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period. Effective on June 25, 2014, upon the removal of the cash settlement put features within the Financing Warrant and the Consulting Warrant, (as discussed above), each of the Consulting Warrant and the Financing Warrant no longer qualified as derivative instruments. Accordingly, on June 25, 2014, after first recording a mark-to-market adjustment to fair value, the aggregate fair value of $5,752,000 for both warrants was reclassified to additional paid in capital.

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

Provided below are the principal assumptions used in the measurement of the fair values of the Financing Warrant and the Consulting Warrant as of June 24, 2014.

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

During the years ended December 31, 2014 and 2013, the Company recorded an increase of $5,048,000 and a decrease of $20,000, respectively, in the fair values of the derivative liability of the Financing Warrant and the Consulting Warrant, which was recorded as a change in the fair value of derivative liabilities within the statement of operations.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 7 – Commitments and Contingencies

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

As of December 31, 2015 and 2014, 36,000 and 34,800 shares under the IR Consulting Warrant were vested. The Company incurred stock-based compensation expense of $7,522 and $263,972 for the years ended December 31, 2015 and 2014, respectively in connection with the IR Consulting Warrant, which was included in general and administrative expense.

As of December 31, 2014 a total of 15,000 IR Incentive Warrants were deemed to have vested. Accordingly, as of December 31, 2014, the Company recorded the accrued value of the IR Incentive Warrant of approximately $92,000 in general and administrative expenses, since the Company does not record stock-based compensation until the associated warrant is approved by the Board of Directors and issued. On February 26, 2015, the Board of Directors approved the issuance of a warrant to purchase 15,000 shares of the Company’s common stock and the Company recorded stock-based compensation of $78,309.

On February 4, 2015, the Company entered into a six-month consulting agreement with a consultant to provide the Company with investor relations services. Compensation under the agreement included the Company’s issuance on February 26, 2015, of 15,000 shares of common stock valued at $147,900 and monthly cash payments of $5,000. The total value of the common stock compensation was recorded as a prepaid expense and was amortized over the six-month contract period. The Company incurred amortization expense of $147,900 during the year ended December 31, 2015, which was included in general and administrative expense.

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

The future minimum lease payments for leased locations are as follows:

For the Years Ended December 31,	Amount
2016	529,309
2017	572,722
2018	530,531
2019	372,652
Total	$2,005,214

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

This development and licensing agreement contains both invention and development milestones that the Company will need to achieve during the next two years. Pursuant to the Agreement, on March 23, 2015, the Company received an initial non-refundable payment of $500,000, which was fully recognized as revenue during the year ended December 31, 2015. The agreement provides for additional amounts to be received by the Company based upon its achievement of certain milestones. During the year ended December 31, 2015, the Company recognized revenue of $2,000,000 upon the achievement of milestones under the agreement.

Effective April 3, 2015, the Company entered into an amendment of the development and license agreement with this consumer electronics company to include joint development of wire-free transmitter technology and technology license back to the Company. On June 5, 2015, the Company entered into a second amendment of the development and license agreement with this consumer electronics company to conform the agreement for technical changes in the product delivery milestones. Effective October 1, 2015, the Company entered into a third amendment of the development and license agreement with this consumer electronics company to make certain changes to, among other things, payment terms and the products covered by the agreement.

Hosted Design Solution Agreement

On June 25, 2015, the Company entered into a three-year agreement to license electronic design automation software in a hosted environment. Pursuant to the agreement, under which services began July 13, 2015, the Company is required to remit quarterly payments in the amount of $100,568 with the last payment due March 30, 2018. On December 18, 2015, the agreement was amended to redefine the hardware and software configuration and the quarterly payments increased to $198,105.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 7 – Commitments and Contingencies, continued

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

Effective with the approval on May 21, 2015 by the Company’s stockholders of its new performance-based equity plan, the Employment Agreement provided and Mr. Rizzone received, a grant of 639,075 Performance Share Units (the “PSUs”). The PSUs, which represent the right to receive shares of common stock, shall be earned based on the Company’s achievement of market capitalization growth between the effective date of the Employment Agreement and the end of the Initial Employment Period. If the Company’s market capitalization is $100 million or less, no PSUs will be earned. If the Company reaches a market capitalization of $1.1 billion or more, 100% of the PSUs will be earned. For market capitalization between $100 million and $1.1 billion, the percentage of PSUs earned will be determined on a quarterly basis based on straight line interpolation. PSUs earned as of the end of a calendar quarter will be paid 50% immediately and 50% will be deferred until the end of the Initial Employment Period subject to Mr. Rizzone’s continued employment with the Company (See Note 9).

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

ENERGOUS CORPORATION

Notes to Financial Statements

Note 7 – Commitments and Contingencies, continued

Consulting Arrangement

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

Note 8 – Stockholders’ Equity

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

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stockholders’ Equity, continued

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

Consummation of Offering under Shelf Registration

On April 24, 2015, the Company filed a “shelf” registration statement on Form S-3, which became effective on April 30, 2015. The “shelf” registration statement allows the Company from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000.

Pursuant to the shelf registration, on November 17, 2015, the Company consummated an offering of 3,000,005 shares of common stock at $6.90 per share and received from the underwriters’ net proceeds of $19,333,032 (net of underwriters’ discount of $1,242,002 and underwriters’ offering expenses of $125,000). The Company incurred additional offering expenses of $284,576, yielding net proceeds from the offering under shelf registration of $19,048,456.

ENERGOUS CORPORATION

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

As of December 31, 2015, 185,827 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

On March 6, 2014, the Company’s board of directors and stockholders approved the 2014 Non-Employee Equity Compensation Plan for the issuance of equity-based instruments covering up to 250,000 shares of common stock to directors and other non-employees.

As of December 31, 2015, 136,808 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

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

As of December 31, 2015, 31,951 shares of common stock remain eligible to be issued through equity based instruments under the Performance Share Unit Plan.

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

As of December 31, 2015, 553,977 shares of common stock remain eligible to be issued through equity based instruments under the ESPP. As of December 31, 2015, eligible employees have contributed $289,787 through payroll withholdings to the ESPP. On December 31, 2015, a total of 46,023 shares were then delivered to the participating employees.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 9 – Stock Based Compensation, continued

Stock Options

On January 7, 2014, the Company’s board of directors granted to various employees and consultants from the 2013 Equity Incentive Plan stock options to purchase an aggregate of 537,845 shares of the Company’s common stock at an exercise price of $2.49 per share and having a term of ten years. Included in these grants were 57,644 options to Michael Leabman, Chief Technical Officer, pursuant to his employment contract, 80,201 options to George Holmes, Vice President of Sales and Marketing, and 319,799 options to other employees and consultants. The option awards granted to Mr. Leabman vested 3/48ths on the date of grant, and will vest 1/48th monthly over the following 45 months. The option award granted to Mr. Holmes vested 25% on October 1, 2014 and then continues to vest 1/48th of the initial award monthly for the subsequent 36 months. Effective October 5, 2015, Mr. Holmes resigned from the Company and subsequently signed an agreement to continue as a consultant to the Company. Per the separation agreement of Mr. Holmes, the options will continue to vest and shall stay in full force and effect for at least six months. Option awards granted to all other employees and consultants cliff vest 25% of the award on the later of the first anniversary of the date they started working for the Company or October 1, 2014 and then will vest 1/48th of the initial award monthly for the following 36 months. The options had an aggregate grant date fair value of $762,699 utilizing the Black-Scholes option pricing model.

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

On March 26, 2014, the Company’s board of directors granted to Mr. Holmes a stock option under the 2013 Equity Incentive Plan to purchase 89,672 shares of the Company’s common stock at an exercise price of $6.00.  The option award granted to the consultant has a ten year term and vested 25% of the award on September 30, 2014 and continues to vest 1/48th of the award on the last day of each of the subsequent 36 months. The option had a grant date fair value of $303,869 utilizing the Black-Scholes option pricing model. On October 5, 2015, Mr. Holmes resigned his position with the Company and entered into a consulting agreement in which he agreed to forfeit and surrender this option grant.

The Company estimated the fair value of stock options awarded during the year ended December 31, 2014 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

Option Grants Awarded During the Year Ended December 31, 2014
Stock price	$2.49 to $6.00
Dividend yield	0%
Expected volatility	60%
Risk-free interest rate	1.30% to 2.03%
Expected life	3.75 to 6.25 years

For the year ended December 31, 2015, the Company did not issue any grants.

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the year ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2015	1,607,075	$4.41	9.0	$10,467,374
Granted	-	-	-	-
Exercised	(21,786)	3.01	-	-
Forfeited	(97,504)	5.72	-	-
Outstanding at December 31, 2015	1,487,785	$4.43	8.0	$5,310,340

Exercisable at December 31, 2015	860,970	$4.34	8.0	$3,076,767

As of December 31, 2015, the unamortized value of options was $1,676,416. As of December 31, 2015, the unamortized portion will be expensed over a weighted average period of 1.8 years.

The aggregate intrinsic value of options exercised was $92,728 and $0 for the years ended December 31, 2015 and 2014, respectively.

No options were granted during the year ended December 31, 2015. The weighted average grant date fair value per share of options granted during the year ended December 31, 2014 was $2.60

ENERGOUS CORPORATION

Notes to Financial Statements

Note 9 – Stock Based Compensation, continued

Option Valuation

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

On July 14, 2014, the compensation committee of the board of directors granted to George Holmes an RSU under which the holder has the right to receive 44,836 shares of the Company’s common stock. The award was granted under the 2013 Equity Incentive Plan. The RSU had a grant date fair value of $593,180 based upon the fair value of the Company’s common stock on the date of grant. The award granted to Mr. Holmes vests 25% on March 28, 2015 and then 25% annually until fully vested. On October 5, 2015, Mr. Holmes resigned from his position with the Company and entered into a consulting agreement. Pursuant to the employment release agreement, the RSUs shall stay in full force and effect for at least 6 months.

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

ENERGOUS CORPORATION

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

ENERGOUS CORPORATION

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

On February 26, 2015, the compensation committee of the board of directors granted to a member of the advisory board RSUs under which the holder has the right to receive 5,071 shares. The award vested 12.5% on March 31, 2015 and 12.5% on June 30, 2015. The grant was then cancelled when the advisory board member became a regular board member and received a new grant on July 1, 2015.

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

On May 21, 2015, in connection with patent applications, the compensation committee of the board of directors granted to various employees RSUs under which the holders have the right to receive an aggregate of 6,300 shares of the Company’s common stock. These awards were granted under the 2013 Equity Incentive Plan. Of the awards granted, 2,100 RSUs became fully vested on December 29, 2015, 3,500 became fully vested on December 30, 2015 and 700 became fully vested on December 31, 2015.

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

ENERGOUS CORPORATION

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

On October 22, 2015, the compensation committee of the board of directors granted to various employees 35,000 RSU awards under the 2013 Equity Incentive Plan for achievement of a customer milestone. The awards granted vested 50% on November 16, 2015 with the remaining 50% vesting on the one year anniversary of the grant date.

On December 17, 2015, the compensation committee of the board of directors granted Cesar Johnston and Michael Leabman each 12,500 RSU awards under the 2013 Equity Incentive Plan for achievement of a customer milestone. The awards granted will vest 50% on February 16, 2016 with the remaining 50% vesting on October 22, 2016.

On December 17, 2015, the compensation committee of the board of directors granted to various employees inducement RSU awards under which the holders have the right to receive an aggregate of 180,098 shares of the Company’s common stock. The awards granted vest over four years beginning on the first anniversary of the date of hire.

On December 17, 2015, the compensation committee of the board of directors granted to various employees RSU awards under the 2013 Equity Incentive Plan for promotions and merit increases under which the holders have the right to receive an aggregate of 121,032 shares of the Company’s common stock, of which 120,500 vest over four years and 532 vest immediately.

On December 17, 2015, the compensation committee of the board of directors granted to three consultants RSUs under which the holders have the right to receive an aggregate of 9,575 shares of the Company’s common stock (of which 1,330 were granted to Martin Cooper). These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards granted were fully vested on the date of grant.

On December 28, 2015, the compensation committee of the board of directors granted a new employee an inducement RSU award under which the holder has the right to receive an aggregate 120,000 shares of the Company’s common stock. The awards granted vest over four years beginning on the first anniversary of the date of hire.

The Company accounts for RSUs granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of the Company’s common stock.

At December 31, 2015, the unamortized value of the RSUs was $11,513,825. The unamortized amount will be expensed over a weighted average period of 3.2 years. A summary of the activity related to RSUs for the year ended December 31, 2015 is presented below:

ENERGOUS CORPORATION

Notes to Financial Statements

Note 9 – Stock Based Compensation, continued

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	-	$-
RSUs granted	837,672	$10.75
RSUs forfeited	(104,044)	$12.57
RSUs vested	(6,349)	$9.94
Outstanding at December 31, 2014	727,279	$10.49
RSUs granted	1,274,707	$8.23
RSUs forfeited	(135,199)	$9.73
RSUs vested	(305,791)	$9.89
Outstanding at December 31, 2015	1,560,996	$8.83

Vested at January 1, 2014	-	$-
RSUs vested	6,349	$9.94
Shares of common stock issued in exchange for RSUs	-	$-
Vested at December 31, 2014	6,349	$9.94
RSUs vested	305,791	$9.89
Shares of common stock issued in exchange for RSUs	(304,340)
Vested at December 31, 2015	7,800	$7.94

Performance Share Units (“PSUs”)

Effective on May 21, 2015, the compensation committee of the board of directors granted to Stephan Rizzone PSUs under which Mr. Rizzone had the right to receive up to 639,075 shares of the Company’s common stock. The PSUs shall be earned based on the Company’s market capitalization growth (See Note 7).

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

On December 17, 2015, the compensation committee of the board of directors granted to Brian Sereda PSUs under the Company’s 2015 Performance Share Unit Plan for which he is eligible to receive 63,908 shares of the Company’s common stock.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 9 – Stock Based Compensation, continued

Performance Share Units (“PSUs”), continued

The Company determined that the PSUs were equity awards with both market and service conditions. The Company utilized a Monte Carlo simulation to determine the fair value of the market condition, as described below. Grantees of PSUs are required to be employed through December 31, 2018 in order to earn the entire award, if and when vested.

Performance Share Units (PSUs) Granted During the Year Ended December 31, 2015
Market capitalization	$106,270,000
Dividend yield	0%
Expected volatility	60%
Risk-free interest rate	0.95%

The fair value of the grant of PSUs to purchase a total of 1,278,153 shares of common stock was determined to be approximately $3,351,353, and is to be amortized over the service period through December 31, 2018, on a straight-line basis. Amortization was $489,239, for the year ended December 31, 2015.

At December 31, 2015, the unamortized value of the PSUs was approximately $2,527,095. The unamortized amount will be expensed over a weighted average period of 3.0 years. A summary of the activity related to PSUs for the year ended December 31, 2015 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	-	$-
PSUs granted	1,278,153	$2.62
PSUs forfeited	(127,699)	$2.62
PSUs vested	(14,840)	$2.62
Outstanding at December 31, 2015	1,135,614	$2.62

Vested at January 1, 2015	-	$-
PSUs vested	14,840	$2.62
Shares of common stock issued in exchange for PSUs	(1,072)	$2.62
Vested at December 31, 2015	13,768	$2.62

ENERGOUS CORPORATION

Notes to Financial Statements

Note 9 – Stock Based Compensation, continued

Employee Stock Purchase Plan (“ESPP”)

The initial offering period for the ESPP is July 1, 2015 through December 31, 2015. Through December 31, 2015, employees have contributed an aggregate of $289,787. As of December 31, 2015, 46,023 shares have been issued under this plan, with 553,977 shares reserved for future issuance.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $2.46, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $113,217 for the year ended December 31, 2015.

The Company estimated the fair value of the purchase options granted during the year ended December 31, 2015 using the Black-Scholes option pricing model. The fair values of the purchase options granted were estimated using the following assumptions:

Purchase Options Granted July 1, 2015
Stock price	$7.41
Dividend yield	0%
Expected volatility	65%
Risk-free interest rate	0.13%
Expected life	6 months

ENERGOUS CORPORATION

Notes to Financial Statements

Note 9 – Stock Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
Stock options	$1,037,399	$1,333,943	$16,148
RSUs	4,225,728	900,063	-
IR warrants	85,831	263,972	-
PSUs	489,239	-	-
ESPP	113,217	-	-
Shares issued to consultant for services rendered	-	50,000	-
Total	$5,951,414	$2,547,978	$16,148

The total amount of stock-based compensation was reflected within the statements of operations as:

	For the Years Ended December 31,
	2015	2014	2013
Research and development	$2,816,707	$924,702	$-
Sales and marketing	729,329	583,238	-
General and administrative	2,405,378	1,040,038	16,148
Total	$5,951,414	$2,547,978	$16,148

ENERGOUS CORPORATION

Notes to Financial Statements

Note 10 - Income Taxes

As of December 31, 2015 and 2014, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31,
Deferred tax assets (liabilities):	2015	2014
Tax credit	$2,958,771	$877,597
Net operating loss carryovers	7,511,765	2,314,198
Property and equipment	(98,235)	(20,282)
Research and development costs	10,380,961	5,820,399
Start-up and organizational costs	1,333	1,443
Stock-based compensation	1,175,821	448,893
Other accruals	155,472	188,439
Total gross deferred tax assets	22,085,888	9,630,687
Less: valuation allowance	(22,085,888)	(9,630,687)
Deferred tax assets, net	$-	$-

The change in the Company’s valuation allowance is as follows:

	2015	2014
January 1,	$9,630,687	$1,839,611
Increase in valuation allowance	12,455,201	7,791,076
December 31,	$22,085,888	$9,630,687

The Company has a net operating loss carryover of approximately $18,872,000 and a research and development tax credit carryover of approximately $2,041,000 that expire beginning in 2032. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company may have sufficient future taxable income to absorb the net operating loss carryovers and research and development tax credit carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2015 and 2014.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. As of December 31, 2015, the Company has not completed an analysis whether an ownership change occurred under Section 382, which, if it did occur, could substantially limit its ability in the future to utilize its net operating loss and other tax carryforwards.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 10 - Income Taxes, continued

	For the Year Ended December 31,
	2015	2014
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income taxes	(5.5)	(5.8)
Permanent difference:
Stock-based compensation	1.3	1.1
Meals and entertainment	0.1	-
Derivative instrument issuance - financing warrant	-	-
Change in fair value of derivative liability	-	22.9
General and administrative expense - consulting warrant	-	-
Amortization of debt discount	-	0.8
Gain on debt extinguishment	-	(1.8)
True-up of state deferred taxes	(0.2)	-
Other	0.7	0.6
Research and development tax credit, federal	(4.4)	(0.9)
Research and development tax credit, state	(3.1)	-
Increase in valuation allowance, federal	36.3	17.1
Increase in valuation allowance, state	8.8	-
Effective income tax rate	0.0%	0.0%

Note 11 – Related Party

On July 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. On July 13, 2015, the Company appointed Brian Sereda as the Company’s Chief Financial Officer, replacing Interim Chief Financial Officer Howard Yeaton. Howard Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the year ended December 31, 2015, the Company had incurred fees of $61,848 in connection with Mr. Yeaton’s services as Interim Chief Financial Officer and $88,813 for other financial advisory and accounting services provided by FCS. During the year ended December 31, 2014, the Company incurred fees of $68,413 in connection with Mr. Yeaton’s services as Interim Chief Financial Officer and $126,153 for other financial advisory and accounting services provided by FCS.

Note 12 – Unaudited Quarterly Financial Information

Summarized quarterly information for the years ended December 31, 2015 and 2014 is listed below:

	For the quarter ended
	March 31	June 30	September 30	December 31
2015
Revenue	$200,000	$225,000	$2,075,000	$-
Operating expenses	$7,131,600	$6,374,970	$7,683,317	$8,887,452
Net loss	$(6,925,279)	$(6,146,582)	$(5,605,661)	$(8,884,180)
Loss per share, basic and diluted	$(0.54)	$(0.48)	$(0.43)	$(0.61)

2014
Revenue	$-	$-	$-	$-
Operating expenses	$2,020,533	$3,495,023	$5,830,438	$9,028,715
Net (loss) income	$(31,009,723)	$278,621	$(5,847,998)	$(9,024,010)
Net (loss) income per share, basic and diluted	$(11.45)	$0.03	$(0.62)	$(0.89)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the board of directors.

Based on their evaluation as of December 31, 2015, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management, under the supervision of and with the participation of the principal executive and principal financial and accounting officers, have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for filers exempt for certain initial periods under the JOBS Act.

Changes in Internal Control Over Financial Reporting

For the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

30

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2015 Annual Meeting of Stockholders: “Information Concerning Directors and Nominees for Director,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “The Board of Directors and Its Committees.”

Item 11. Executive Compensation

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2015 Annual Meeting of Stockholders: “Compensation and Other Information Concerning Directors and Officers,” and “The Board of Directors and Its Committees.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2015 Annual Meeting of Stockholders: “Equity Compensation Plan Information” and “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2015 Annual Meeting of Stockholders: “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters.”

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2015 Annual Meeting of Stockholders: “Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures.”

31

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

32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energous Corporation

Dated: March 15, 2016	By:	/s/ Stephen R. Rizzone
Stephen R. Rizzone President, Chief Executive Officer (Principal Executive Officer) and Director

Dated: March 15, 2016	By:	/s/ Brian Sereda
Brian Sereda Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signatures	Title	Date

/s/ Stephen R. Rizzone	President, Chief Executive Officer and Director	March 15, 2016
Stephen R. Rizzone

/s/ Michael Leabman	Chief Technology Officer and Director	March 15, 2016
Michael Leabman

/s/ John R. Gaulding	Director and Chairman	March 15, 2016
John R. Gaulding

/s/ Martin Cooper	Director	March 15, 2016
Martin Cooper

/s/ Robert J. Griffin	Director	March 15, 2016
Robert J. Griffin

/s/ Rex S. Jackson	Director	March 15, 2016
Rex S. Jackson

Exhibit No.	Description of Document
3.1	Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)

3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2014)

3.3	Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)

4.1	Specimen Certificate representing shares of common stock of Energous Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)

4.2	Amended and Restated Warrant issued to MDB Capital Group, LLC (ARW-1) dated December 13, 2013 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)

4.3	Amended and Restated Warrant issued to MDB Capital Group, LLC (ARW-2) dated December 13, 2013 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)

4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)

4.5	Form of Amendment to Warrant to Purchase Common Stock Dated June 25, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2014

10.1	Executive Employment Agreement between the Company and Michael Leabman dated October 1, 2013 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)

10.3	Energous Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.4	Form of stock option award under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.5	Form of Non-Statutory Option Award (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

10.6	First Amendment to Energous Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

10.7	2014 Non-Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

10.8	Form of stock option award under 2014 Non-Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)*

10.9	Offer Letter effective as of July 14, 2014 between Energous Corporation and Cesar Johnston (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.10	Consulting Agreement effective as of July 14, 2014 between Energous Corporation and Howard Yeaton (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.11	Form of Restricted Stock Unit Award Agreement effective as of August 14, 2014 between Energous Corporation and Cesar Johnston (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.12	Lease Agreement dated as of September 10, 2014 between the Company and Balzer Family Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2014)

10.13	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on March 30, 2015)*

10.14	Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed on March 30, 2015)*

10.15	Amended and Restated Executive Employment Agreement dated as of April 3, 2015 between the Company and Stephen R. Rizzone (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2015)*

10.16	Energous Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2015)*

10.17	Energous Corporation 2015 Performance Unit Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2015)*

10.18	Amendment No. 1 to Energous Corporation 2015 Performance Unit Share Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 22, 2015)*

10.19	Energous Corporation Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2015)*

10.20	Brian Sereda Offer Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2015)*

10.21	Non-Employee Director Compensation Policy dated December 17, 2015+

21.1	Subsidiaries of the Registrant+

23.1	Consent of Marcum LLP+

24.1	Power of Attorney (included on signature page)+

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934+

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934+

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Schema+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase+

101.DEF	XBRL Taxonomy Extension Definition Linkbase+

101.LAB	XBRL Taxonomy Extension Label Linkbase+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

*	Indicates a management contract or any compensatory plan, contract or arrangement.

+	Filed herewith.