Form 10-Q
period 2016-03-31
Energous Corp
filed 2016-05-10
CIK 1575793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

As of May 5, 2016, there were 16,554,966 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

	As of
	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$23,710,666	$29,872,564
Prepaid expenses and other current assets	667,077	722,249
Prepaid rent, current	80,784	80,784
Total current assets	24,458,527	30,675,597

Property and equipment, net	1,658,631	1,730,365
Prepaid rent, non-current	198,040	218,236
Other assets	51,330	51,330
Total assets	$26,366,528	$32,675,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,436,972	$2,324,973
Accrued expenses	850,185	1,075,879
Deferred revenue	363,636	-
Total current liabilities	5,650,793	3,400,852

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at March 31, 2016
and December 31, 2015; no shares issued or outstanding	-	-
Common Stock, $0.00001 par value, 50,000,000 shares authorized at March 31, 2016 and December 31, 2015; 16,488,977 and 16,298,208 shares issued and outstanding
at March 31, 2016 and December 31, 2015, respectively.	163	161
Additional paid-in capital	110,219,294	107,981,695
Accumulated deficit	(89,503,722)	(78,707,180)
Total stockholders’ equity	20,715,735	29,274,676
Total liabilities and stockholders’ equity	$26,366,528	$32,675,528

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenue	$136,364	$200,000

Operating expenses:
Research and development	7,674,093	4,275,565
Sales and marketing	807,067	1,043,894
General and administrative	2,455,612	1,812,141
Total operating expenses	10,936,772	7,131,600

Loss from operations	(10,800,408)	(6,931,600)

Other income:
Interest income	3,866	6,321
Total	3,866	6,321

Net loss	$(10,796,542)	$(6,925,279)

Basic and diluted loss per common share	$(0.66)	$(0.54)

Weighted average shares outstanding, basic and diluted	16,382,691	12,787,884

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2016	16,298,208	$161	$107,981,695	$(78,707,180)	$29,274,676

Stock-based compensation - stock options	-	-	423,062	-	423,062

Stock-based compensation - restricted stock units ("RSUs")	-	-	1,223,096	-	1,223,096

Stock-based compensation - employee stock purchase plan ("ESPP")	-	-	62,937	-	62,937

Stock-based compensation - performance share units ("PSUs")	-	-	214,465	-	214,465

Stock-based compensation - deferred stock units ("DSUs")	-	-	29,974	-	29,974

Issuance of shares for RSUs	132,630	1	(1)	-	-

Issuance of shares for PSUs	13,768	-	-	-	-

Exercise of stock options	44,290	1	110,282	-	110,283

Cashless exercise of warrants	81	-	-	-	-

Proceeds from contributions to the ESPP	-	-	173,784	-	173,784

Net loss	-	-	-	(10,796,542)	(10,796,542)

Balance, March 31, 2016 (unaudited)	16,488,977	$163	$110,219,294	$(89,503,722)	$20,715,735

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,796,542)	$(6,925,279)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	192,104	191,219
Stock based compensation	1,953,534	1,679,221
Amortization of prepaid rent from stock issuance to landlord	20,196	20,196
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	55,172	(265,767)
Accounts payable	2,111,999	91,359
Accrued expenses	(225,694)	124,983
Deferred revenue	363,636	300,000
Net cash used in operating activities	(6,325,595)	(4,784,068)

Cash flows used in investing activities:
Purchases of property and equipment	(120,370)	(209,828)
Net cash used in investing activities	(120,370)	(209,828)

Cash flows from financing activities:
Proceeds from the exercise of stock options	110,283	-
Proceeds from contributions to employee stock purchase plan	173,784	-
Net cash provided by financing activities	284,067	-

Net decrease in cash and cash equivalents	(6,161,898)	(4,993,896)
Cash and cash equivalents - beginning	29,872,564	31,494,592
Cash and cash equivalents - ending	$23,710,666	$26,500,696

Supplemental disclosure of non-cash financing activities:
Common stock issued for services	$-	$147,900
Common stock issued for RSUs	$1	$1

The accompanying notes are an integral part of these condensed financial statements.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 1 - Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company is developing a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that can enable RF-based wire-free charging for electronic devices, providing power at a distance and ultimately enabling charging with mobility under full software control. The Company’s anticipated business model is to supply silicon components with reference designs and license our WattUp technology to device and chip manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient option for end users. The Company believes its proprietary technology can potentially be utilized in a variety of devices, including wearables, Internet of Things (IoT) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

The Company is developing solutions that charge electronic devices by surrounding them with a contained three dimensional (“3D”) radio frequency (“RF”) energy pocket (“RF energy pocket”). The Company is engineering solutions that are expected to enable the wire-free transmission of energy from multiple WattUp transmitters to multiple WattUp receiving devices within a range of up to fifteen (15) feet in radius or in a circular charging envelope of up to thirty (30) feet. The Company is also developing a transmitter technology to seamlessly mesh, (much like a network of WiFi routers) to form a wire-free charging network that will allow users to charge their devices as they walk from room-to-room or throughout a large space. To date, the Company has developed multiple transmitter prototypes in various form factors and power capabilities. The Company has also developed multiple receiver prototypes supporting smartphone battery cases, toys, fitness trackers, Bluetooth headsets, as well as stand-alone receivers.

Note 2 – Liquidity and Management Plans

During the three months ended March 31, 2016 and 2015, the Company recorded revenue of $136,364 and $200,000, respectively. During the three months ended March 31, 2016 and 2015, the Company recorded a net loss of $10,796,542 and $6,925,279, respectively. Net cash used in operating activities was $6,325,595 and $4,784,068 for the three months ended March 31, 2016 and 2015, respectively. The Company is currently meeting its liquidity requirements principally through the November 2015 sale of common stock pursuant to a shelf registration and payments received under product development projects entered into with a customer.

As of March 31, 2016, the Company had cash on hand of $23,710,666. On April 24, 2015, the Company filed a “shelf” registration statement on Form S-3, under which the Company may from time to time, sell any combination of debt or equity securities up to an aggregate of $75,000,000. In November 2015, the Company consummated an offering under the shelf registration of 3,000,005 shares of common stock through which the Company raised net proceeds of $19,048,456. The Company expects that cash on hand as of March 31, 2016, together with anticipated revenues, will be sufficient to fund the Company’s operations into the second quarter of 2017.

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

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2015 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016.  The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the December 31, 2015 audited financial statements.

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

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $7,674,093 and $4,275,565 for the three months ended March 31, 2016 and 2015, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2016, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during three months ended March 31, 2016 and 2015.

Net (Loss) Income Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 4,928,753 and 3,511,890 for the three months ended March 31, 2016 and 2015, respectively, because their inclusion would be antidilutive.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Net (Loss) Income Per Common Share, continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2016	2015
Consulting Warrant to purchase common stock	146,079	278,228
Financing Warrant to purchase common stock	152,778	152,778
IPO Warrants to purchase common stock	460,000	460,000
IR Consulting Warrant	36,000	36,000
IR Incentive Warrant	15,000	15,000
Options to purchase common stock	1,443,495	1,607,075
RSUs	1,419,691	962,809
PSUs	1,191,845	-
DSUs	14,953	-
ESPP	48,912	-
Total potentially dilutive securities	4,928,753	3,511,890

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

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, which clarified the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. ASU 2015-15 has been adopted concurrently with the adoption of ASU 2015-03. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2016, through the date which the financial statements are issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 4 – Commitments and Contingencies

Investor Relations Agreements

Effective January 13, 2014, the Company entered into an agreement with a vendor (“IR Firm”) to provide investor relations services to the Company. Pursuant to the agreement, in addition to monthly cash compensation of $8,000 per month, on March 27, 2014 the Company issued to the IR firm a consulting warrant (“IR Consulting Warrant”) for the purchase of 36,000 shares of common stock. The IR Consulting Warrant has a strike price of $7.80, representing 130% of the IPO price. The IR Consulting Warrant had an initial catch up vesting equivalent to 3,000 shares per month of service, partial months to be prorated on a thirty (30) day basis, from the effective date of this agreement until March 27, 2014. Thereafter, the IR Consulting Warrant vested at a rate of 3,000 shares per month of service. On February 26, 2015, the Company issued to the IR Firm incentive warrants (“IR Incentive Warrants”) to purchase 15,000 shares of common stock with a strike price of $7.80 based upon certain qualified investors and/or institutional or brokerage firms having purchased at least $250,000 in value of the Company’s common shares at the IPO price or greater in the open market on or after the 46 th day following March 27, 2014. All IR Incentive Warrants granted during a six month period will collectively vest at each six month anniversary. Both the IR Consulting Warrant and IR Incentive Warrants will have an expiration date four (4) years from the grant date. The shares underlying both the IR Consulting Warrant and the IR Incentive Warrants may be exercised on a cashless basis if at the time of exercise, such warrant shares have not been registered.

As of March 31, 2015, all 36,000 shares under the IR Consulting Warrant were vested. The Company incurred stock-based compensation expense of $0 and $7,522 for the three months ended March 31, 2016 and 2015, respectively, in connection with the IR Consulting Warrant, which was included in general and administrative expense.

On February 4, 2015, the Company entered into a six month consulting agreement with a consultant to provide the Company with investor relations services. Compensation under the agreement included the Company’s issuance on February 26, 2015, of 15,000 shares of common stock valued at $147,900 and monthly cash payments of $5,000. The total value of the common stock compensation was recorded as a prepaid expense and was being amortized over the six month contract period. The contract was renewed for an additional six month period starting in August 2015 for $25,000. This initial fee was amortized over the six month renewal period, plus monthly cash payments of $5,000 were made during the renewal period. The Company incurred amortization expense of $6,250 and $36,975 during the three months ended March 31, 2016 and 2015, which was included in general and administrative expense.

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

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 4 – Commitments and Contingencies, continued

Operating Leases, continued

The future minimum lease payments for leased locations are as follows:

For the Years Ended December 31,	Amount
2016 (Nine Months)	$399,017
2017	572,722
2018	530,531
2019	372,652
Total	$1,874,922

Development and Licensing Agreement

Effective January 28, 2015, the Company signed a development and licensing agreement with a consumer electronics company to embed WattUp wire-free charging receiver technology in various products including, but not limited to certain mobile consumer electronics and related accessories. During the development phase and through customer shipment of its first product, Energous will afford this customer an exclusive “time to market advantage” in the licensed product categories.

This development and licensing agreement contains both invention and development milestones that the Company will need to achieve during the next two years. Pursuant to the Agreement, on March 23, 2015, the Company received an initial non-refundable payment of $500,000. During the three months ended March 31, 2015, the Company recognized $200,000 of this payment as revenue and fully recognized the $500,000 payment as revenue during the year ended December 31, 2015. The agreement provides for additional amounts to be received by the Company based upon its achievement of certain milestones. During the year ended December 31, 2015, the Company recognized revenue of $2,000,000 upon the achievement of milestones under the agreement.

Effective April 3, 2015, the Company entered into an amendment of the development and license agreement with this consumer electronics company to include joint development of wire-free transmitter technology and technology license back to the Company. On June 5, 2015, the Company entered into a second amendment of the development and license agreement with this consumer electronics company to conform the agreement for technical changes in the product delivery milestones. Effective October 1, 2015, the Company entered into a third amendment of the development and license agreement with this consumer electronics company to make certain changes to, among other things, intellectual property ownership, payment terms and the products covered by the agreement. On March 31, 2016, the Company received payment of $500,000 pursuant to the February 15, 2016 commencement of the second phase described in the third amendment, of which the Company recorded $136,364 in revenue during the three months ended March 31, 2016.

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

Consulting Arrangement

On October 5, 2015, George B. Holmes resigned as Chief Commercial Officer of the Company. Mr. Holmes provided consulting services to the Company pursuant to a six month consulting agreement pursuant to which he received consulting fees totaling $80,000. In connection with the consulting arrangement, Mr. Holmes was permitted to extend the exercise period for an option to purchase 80,201 shares of the Company’s common stock at an exercise price of $2.49 per share and an aggregate of 44,836 RSUs would be allowed to vest pursuant to their terms.

Note 5 – Stockholders’ Equity

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

As of March 31, 2016, 188,627 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

On March 6, 2014, the Company’s board of directors and stockholders approved the 2014 Non-Employee Equity Compensation Plan for the issuance of equity-based instruments covering up to 250,000 shares of common stock to directors and other non-employees.

As of March 31, 2016, 69,939 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

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

As of March 31, 2016, 31,951 shares of common stock remain eligible to be issued through equity based instruments under the Performance Share Unit Plan.

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

As of March 31, 2016, 553,977 shares of common stock remain eligible to be issued through equity based instruments under the ESPP. As of March 31, 2016, eligible employees have contributed $173,784 through payroll withholdings to the ESPP for the current eligibility period. On June 30, 2016, an estimated total of 48,912 shares will be delivered to the participating employees.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2016	1,487,785	$4.43	$8.0	$5,310,340
Granted	-	-	-	-
Exercised	(44,290)	2.49	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2016	1,443,495	$4.40	$7.9	$8,234,898

Exercisable at January 1, 2016	860,970	$4.34	$8.0	$3,076,767
Vested	87,242	4.35	-	-
Exercised	(44,290)	2.49	-	-
Forfeited	-	-	-	-
Exercisable at March 31, 2016	903,922	$4.43	$7.9	$5,129,844

As of March 31, 2016, the unamortized value of options was $1,395,794. As of March 31, 2016, the unamortized portion will be expensed over a weighted average period of 1.5 years.

Restricted Stock Units (“RSUs”)

On January 4, 2016, the compensation committee of the board of directors granted to various directors, RSUs under which the holders have the right to receive an aggregate of 26,916 shares of the Company’s common stock. These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards granted vest fully on the first anniversary of the grant date.

On January 4, 2016, the compensation committee of the board of directors granted to John Gaulding, director and chairman of the board, RSUs under the 2014 Non-Employee Equity Compensation Plan for which Mr. Gaulding has the right to receive 25,000 shares of the Company’s common stock. These shares were issued to Mr. Gaulding in connection with his role as an independent director and chairman of the Board of Directors. The award granted vests fully on the first anniversary of the grant date.

On March 4, 2016, the compensation committee of the board of directors granted an employee inducement RSU awards under which the holder has the right to receive an aggregate of 12,500 shares of the Company’s common stock. The award granted vests over four years beginning on the first anniversary of the date of hire and is contingent upon meeting certain job performance milestones.

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

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

At March 31, 2016, the unamortized value of the RSUs was $10,881,355. The unamortized amount will be expensed over a weighted average period of 2.9 years. A summary of the activity related to RSUs for the three months ended March 31, 2016 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	1,560,996	$8.83
RSUs granted	64,416	$8.11
RSUs forfeited	(15,079)	$7.86
RSUs vested	(190,642)	$9.98
Outstanding at March 31, 2016	1,419,691	$8.65

Vested at January 1, 2016	7,800	$7.94
RSUs vested	190,642	$9.98
Shares of common stock issued in exchange for RSUs	(132,630)	$9.82
Vested at March 31, 2016	65,812	$10.07

Performance Share Units (“PSUs”)

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

On March 4, 2016, the compensation committee of the board of directors granted an executive inducement PSUs under which the executive is eligible to receive 63,908 shares of the Company’s common stock.

The Company determined that the PSUs were equity awards with both market and service conditions. The Company utilized a Monte Carlo simulation to determine the fair value of the market condition, as described above. Grantees of PSUs are required to be employed through December 31, 2018 in order to earn the entire award, if and when vested.

Performance Share Units (PSUs) Granted During the Three Months Ended March 31, 2016
Market capitalization	$136,888,114
Dividend yield	0%
Expected volatility	60%
Risk-free interest rate	0.95%

The fair value of the grant of PSUs to purchase a total of 1,342,061 shares of common stock (including 1,278,153 PSUs granted under the 2015 Performance Share Unit Plan and 63,908 granted as an inducement) was determined to be approximately $3,518,921, and is to be amortized over the service period of May 21, 2015 through December 31, 2018, on a straight-line basis. Amortization was $214,465 and $0 for the three months ended March 31, 2016 and 2015, respectively.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

At March 31, 2016, the unamortized value of the PSUs was approximately $2,480,387. The unamortized amount will be expensed over a weighted average period of 2.8 years. A summary of the activity related to PSUs for the three months ended March 31, 2016 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	1,135,614	$2.62
PSUs granted	63,908	$2.62
PSUs forfeited	-	$-
PSUs vested	(7,677)	$2.62
Outstanding at March 31, 2016	1,191,845	$2.62

Vested at January 1, 2016	13,768	$2.62
PSUs vested	7,677	$2.62
PSUs forfeited	-	$-
Shares of common stock issued in exchange for PSUs	(13,768)	$2.62
Vested at March 31, 2016	7,677	$2.62

Deferred Stock Units (“DSUs”)

On January 4, 2016, the compensation committee of the board of directors granted to John Gaulding, director and chairman of the board, DSUs under the 2014 Non-Employee Equity Compensation Plan for which Mr. Gaulding has the right to receive 14,953 shares of the Company’s common stock. These shares were issued to Mr. Gaulding in lieu of $125,000 of his anticipated compensation for his services on the board, including $75,000 worth of RSUs and $50,000 of his regular board stipends. The award granted vests fully on the first anniversary of the grant date.

At March 31, 2016, the unamortized value of the DSUs was $95,033. The unamortized amount will be expensed over a weighted average period of 0.8 years. A summary of the activity related to RSUs for the three months ended March 31, 2016 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	-	$-
DSUs granted	14,953	$8.36
DSUs forfeited	-	$-
DSUs vested	-	$-
Outstanding at March 31, 2016	14,953	$8.36

There were no DSUs vested as of March 31, 2016.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

Employee Stock Purchase Plan (“ESPP”)

The current offering period for the ESPP is January 1, 2016 through June 30, 2016. On January 1, 2016 employees enrolled in the ESPP agreed to have withheld up to approximately $347,569. If all participants exercised their option under the ESPP, approximately 48,912 shares would be issued on June 30, 2016. Through March 31, 2016, employees have contributed an aggregate of $173,784. As of March 31, 2016, 46,023 shares have been issued under this plan, with 553,977 shares reserved for future issuance.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $2.57, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $62,937 and $0 for the three months ended March 31, 2016 and 2015, respectively.

The Company estimated the fair value of options granted during the three months ended March 31, 2016 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

Options Granted During the Three Months Ended March 31, 2016
Stock price	$8.36
Dividend yield	0%
Expected volatility	56%
Risk-free interest rate	0.49%
Expected life	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Stock options	$423,062	$259,515
RSUs	1,223,096	1,333,875
IR warrants	-	85,831
PSUs	214,465	-
ESPP	62,937	-
DSUs	29,974	-
Total	$1,953,534	$1,679,221

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended March 31,
	2016	2015
Research and development	$910,843	$1,034,318
Sales and marketing	56,317	201,256
General and administrative	986,374	443,647
Total	$1,953,534	$1,679,221

Note 7 – Related Party

On July 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. On July 13, 2015, the Company appointed Brian Sereda as the Company’s Chief Financial Officer (See Note 4), replacing Interim Chief Financial Officer Howard Yeaton. Howard Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the three months ended March 31, 2016 and 2015, the Company incurred fees to FCS of $0 and $25,963, respectively, in connection with Mr. Yeaton’s services as Interim Chief Financial Officer and $10,631 and $26,257, respectively, for other financial advisory and accounting services provided by FCS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to develop a commercially feasible technology; receipt of necessary regulatory approvals; our ability to find and maintain development partners, market acceptance of our technology, the amount and nature of competition in our industry; our ability to protect our intellectual property; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this Quarterly Report on Form 10-Q and our previously filed Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

We believe our technology is novel in its approach, in that we are developing a solution that charges electronic devices by surrounding them with a contained three dimensional (“3D”) radio frequency (“RF”) energy pocket (“RF energy pocket”). We are engineering solutions that we expect to enable the wire-free transmission of energy from multiple WattUp transmitters to multiple WattUp receiving devices within a range of up to fifteen (15) feet in radius or in a circular charging envelope of up to thirty (30) feet. We are also developing our transmitter technology to seamlessly mesh, (much like a network of WiFi routers) to form a wire-free charging network that will allow users to charge their devices as they walk from room-to-room or throughout a large space. To date, we have developed multiple transmitter prototypes in various form factors and power capabilities. We have also developed multiple receiver prototypes supporting smartphone battery cases, toys, fitness trackers, Bluetooth headsets, as well as stand-alone receivers.

When the company was first founded, we recognized the need to build and design an enterprise-class network management and control system (“NMS”) that was integral to the architecture and development of our wire-free charging technology. Our NMS system can be scaled up to control an enterprise consisting of thousands of devices or scaled down to work in a home or IoT environment.

The power, distance and mobility capabilities of the WattUp technology were validated independently by Underwriters Laboratories (UL) in October 2015 and the results were published in November 2015.

Our technology solution consists principally of transmitter and receiver application specific standard products (“ASSPs”) and novel antenna designs driven through innovative algorithms and software applications. We submitted our first ASSP design for wafer fabrication in November 2013 and have since then been developing multiple generations of transmitter and receiver ASSPs, multiple antenna designs, as well as algorithms and software designs that we believe, in the aggregate, will optimize our technology by reducing size and cost, while increasing performance to a level that will enable our technology to be integrated into a broad spectrum of devices. We have developed a “building block” approach which allows us to scale our product implementations by combining multiple transmitter building blocks and/or multiple receiver building blocks to provide the power, distance, size and cost performance necessary to meet application requirements. While the technology is very scalable, in order to provide the necessary strategic focus to grow the company effectively, we have defined our market as devices that require 10 watts or less of power to charge. We will continue to invest in ASSP development as well as in the other components of the WattUp system to improve product performance, efficiency, cost-performance and miniaturization as required to grow the business and expand the ecosystem while also distancing us from any potential competition.

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

In January of 2016 we unveiled a new Miniature WattUp Transmitter design, as well as a small form factor receiver, both of which were developed as a direct result of our efforts to reduce cost and size. Due to its low cost and small size, the miniature transmitter is anticipated to be bundled in-box with WattUp-enabled receivers replacing alternative charging solutions like power adapters and charging cables. The ability to bundle and provide a low cost, portable charging solution for receivers provides portability to the WattUp solution and is anticipated to accelerate the ecosystem build out.

In February of 2016 we began delivering Miniature WattUp evaluation kits to potential licensees to allow their respective engineering and product management departments to test and evaluate our technology. We expect that the testing and evaluations currently taking place will lead to an expansion of our licensing partners and will result in products with our nearfield technology embedded beginning to be shipped to the consumer in late 2016/early 2017. In March 2016 we entered into a development agreement with Pegatron, a worldwide leader in electronic and computing design and manufacturing service (DMS), and in April 2016 we entered into a joint development and licensing agreement with a specialty battery company in the hearing devices and wearables market.

We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of March 31, 2016, we had in excess of 250 pending patent and provisional patent applications. Additionally, the U.S. Patent and Trademark Office (or the PTO) has issued our first five patents and notified us of the allowance of three additional patents. In addition to the inventions covered by these patents and patent applications, we have identified a significant number of additional specific inventions we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business and expand the core value of the Company.

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

During the three months ended March 31, 2016 and 2015, we recorded revenue of $136,364 and $200,000, respectively.

Results of Operations

Three Months Ended March 31, 2016 and 2015

Revenues.  During the three months ended March 31, 2016 and 2015, we recorded revenue of $136,364 and $200,000, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Loss from operations for the three months ended March 31, 2016 and 2015 were $10,800,408 and $6,931,600, respectively.

Research and Development Costs. Research and development costs, which include costs for developing our technology, were $7,674,093 and $4,275,565, respectively, for the three months ended March 31, 2016 and 2015. The increase in research and development costs of $3,398,528 is primarily due to a $1,424,266 increase in third party chip development costs tied to our multi-chip development program, an $883,732 increase in compensation from increased engineering headcount in the first quarter compared to the same period last year, a $464,905 increase in patent filing and legal costs tied to our portfolio of over 250 domestic and international filings, a $372,353 increase in engineering design tools software spending and a $166,381 increase in office rent allocation, partially offset by a $123,475 decrease in stock-based compensation expense due to bonus RSU awards granted during the first quarter of 2015 that were immediately vested.

Sales and Marketing Costs. Sales and marketing costs for the three months ended March 31, 2016 and 2015 were $807,067 and $1,043,894, respectively. The decrease in sales and marketing costs of $236,827 is primarily due to a decrease of $297,897 in compensation, including a decrease in stock-based compensation of $144,939, primarily due to the resignation of the Chief Commercial Officer in October 2015, and a $102,148 decrease in travel and entertainment, partially offset by minor increases in consulting and recruiting expenses.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the three months ended March 31, 2016 and 2015 were $2,455,612 and $1,812,141, respectively. The increase in general administrative costs of $643,471 is primarily due to a $665,139 increase in compensation, including an increase in stock-based compensation of $542,727, attributable in part to increased headcount within the department, including the CFO position now being filled, and recognition of a full quarter of CEOs RSU agreement during the first quarter of 2016, and partially offset by a $89,949 decrease in consulting expense.

Interest Income (Expense), Net. Interest income for the three months ended March 31, 2016 was $3,866 as compared to interest income of $6,321 for the three months ended March 31, 2015. The change in interest income is primarily due to a lower average cash balance during the three months ended March 31, 2016.

Net Loss. As a result of the above, net loss for the three months ended March 31, 2016 was $10,796,542 as compared to $6,925,279 for the three months ended March 31, 2015.

Liquidity and Capital Resources

During the three months ended March 31, 2016 and 2015, we recorded revenue of $136,364 and $200,000, respectively. We incurred a net loss of $10,796,542 and $6,925,279 for the three months ended March 31, 2016 and 2015, respectively. Net cash used in operating activities was $6,325,595 and $4,784,068 for the three months ended March 31, 2016 and 2015, respectively. The Company is currently meeting its liquidity requirements principally through the November 2015 sale of common stock pursuant to a shelf registration and payments received under product development projects entered into with a customer.

As of March 31, 2016, we had cash and cash equivalents of $23,710,666.

We believe our current cash on hand, together with anticipated payments received under current and future product development projects entered into with customers, will be sufficient to fund our operations into the second quarter of 2017. However, depending on how soon we are able to achieve meaningful commercial revenues, we may require additional financing to fully implement our business plan, the ultimate goal of which is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient option for end users. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Depending upon market conditions, we may choose to pursue additional financing to, among other reasons, accelerate our product development efforts, regulatory activities and business development and support functions with a view to capitalizing on the market opportunity we see for our wire-free charging technology. On April 24, 2015, we filed a “shelf” registration statement on Form S-3, which became effective on April 30, 2015. The “shelf” registration statement allows the Company from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. In November 2015, the Company consummated an offering under the shelf registration of 3,000,005 shares of common stock through which the Company raised net proceeds of $19,048,456.

During the three months ended March 31, 2016, cash flows used in operating activities were $6,325,595, consisting of a net loss of $10,796,542, less non-cash expenses aggregating $2,165,834 (representing principally stock-based compensation of $1,953,534 and depreciation expense of $192,104), a $2,111,999 increase in accounts payable from the timing of invoice payments, a $363,636 increase in deferred revenue, partially offset by a $225,694 decrease in accrued expenses. During the three months ended March 31, 2015, cash flows used in operating activities were $4,784,068, consisting of a net loss of $6,925,279, less non-cash expenses aggregating $1,890,636 (representing principally stock-based compensation of $1,679,221 and depreciation expense of $191,219), an increase of $265,767 in prepaid expenses and other current assets and an increase of $300,000 in deferred revenue.

During the three months ended March 31, 2016 and 2015, cash flows used in investing activities were $120,370 and $209,828, respectively. The cash used in investing activities for the three months ended March 31, 2016 consisted of the purchase of laboratory equipment, building fixtures and tenant improvements. The increase for the three months ended March 31, 2015 consisted primarily of the purchases of laboratory and computer equipment and software to accommodate newly hired employees and engineering services and testing performed for our customer.

During the three months ended March 31, 2016, cash flows provided by financing activities were $284,067, which consisted of proceeds from contributions to the employee stock purchase program (“ESPP”) and proceeds from the exercise of stock options. During the three months ended March 31, 2015, cash flows provided by financing activities were $0.

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

Off Balance Sheet Transactions

As of March 31, 2016, we did not have any off-balance sheet transactions.

Material Changes in Specified Contractual Obligations

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our most recent Annual Report on Form 10-K. There were no material changes outside the ordinary course of our business in the specified contractual obligations during the three months ended March 31, 2016.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended March 31, 2016. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2015 for a discussion of our exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the board of directors.

Based on their evaluation as of March 31, 2016, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2016. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

We may not be able to achieve all the features we seek to include in our technology.

We have developed multiple prototypes of our core technology across a broad spectrum of use cases and applications. Based on the development progress associated with these prototypes we have created a product road map that contains several unrealized advances in functionality and feature set. It is our intention to continue to execute against this road map but there are no guarantees that we will be successful in developing all, any or some of the functionality and feature set specified. The level of success we have in executing against the road map will likely have a direct effect on the appeal of our technology to the end consumer.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 25, 2016, the Company issued Restricted Stock Unit awards to two new non-executive employees as inducement grants to enter into employment with the Company. These awards cover a total of 38,000 shares of the Company’s common stock. These awards vest in four equal annual installments beginning on the first anniversary of the date of grant. These new hire inducement awards were granted pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933. On March 16, 2016, the Company filed a registration statement on Form S-8 (File No. 333-210239) registering the shares of common stock underlying these awards.

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

ENERGOUS CORPORATION
(Registrant)

Date: May 10, 2016	By:	/s/ Stephen R. Rizzone
Name: Stephen R. Rizzone
Title: President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Brian Sereda
Name: Brian Sereda
Title: Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2014)
3.3	Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)