Form 10-Q
period 2016-06-30
Energous Corp
filed 2016-08-09
CIK 1575793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 5, 2016, there were 17,043,703 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,191,312	$29,872,564
Accounts receivable	30,000	-
Prepaid expenses and other current assets	819,583	722,249
Prepaid rent, current	80,784	80,784
Total current assets	15,121,679	30,675,597

Property and equipment, net	1,681,525	1,730,365
Prepaid rent, non-current	177,844	218,236
Other assets	48,507	51,330
Total assets	$17,029,555	$32,675,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,256,255	$2,324,973
Accrued expenses	1,231,372	1,075,879
Deferred revenue	211,818	-
Total current liabilities	4,699,445	3,400,852

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued or outstanding	-	-
Common Stock, $0.00001 par value, 50,000,000 shares authorized at June 30, 2016 and December 31, 2015; 16,988,703 and 16,298,208 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	169	161
Additional paid-in capital	112,118,219	107,981,695
Accumulated deficit	(99,788,278)	(78,707,180)
Total stockholders’ equity	12,330,110	29,274,676
Total liabilities and stockholders’ equity	$17,029,555	$32,675,528

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$181,818	$225,000	$318,182	$425,000

Operating expenses:
Research and development	7,462,360	3,779,852	15,136,453	8,055,416
Sales and marketing	646,177	684,416	1,453,244	1,728,310
General and administrative	2,360,453	1,910,702	4,816,066	3,722,844
Total operating expenses	10,468,990	6,374,970	21,405,763	13,506,570

Loss from operations	(10,287,172)	(6,149,970)	(21,087,581)	(13,081,570)

Other income:
Interest income	2,617	3,388	6,483	9,709
Total	2,617	3,388	6,483	9,709

Net loss	$(10,284,555)	$(6,146,582)	$(21,081,098)	$(13,071,861)

Basic and diluted loss per common share	$(0.62)	$(0.48)	$(1.27)	$(1.02)

Weighted average shares outstanding, basic and diluted	16,721,332	12,914,768	16,563,780	12,851,677

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2016	16,298,208	$161	$107,981,695	$(78,707,180)	$29,274,676

Stock-based compensation - stock options	-	-	546,297	-	546,297

Stock-based compensation - restricted stock units ("RSUs")	-	-	2,372,099	-	2,372,099

Stock-based compensation - employee stock purchase plan ("ESPP")	-	-	122,716	-	122,716

Stock-based compensation - performance share units ("PSUs")	-	-	443,129	-	443,129

Stock-based compensation - deferred stock units ("DSUs")	-	-	60,970	-	60,970

Issuance of shares for RSUs	229,748	2	(2)	-	-

Issuance of shares for PSUs	57,919	1	(1)	-	-

Exercise of stock options	101,462	1	252,640	-	252,641

Cashless exercise of warrants	253,681	3	(3)	-	-

Shares purchased from contributions to the ESPP	47,685	1	338,679	-	338,680

Net loss	-	-	-	(21,081,098)	(21,081,098)

Balance, June 30, 2016 (unaudited)	16,988,703	$169	$112,118,219	$(99,788,278)	$12,330,110

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(21,081,098)	$(13,071,861)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	374,572	414,301
Stock based compensation	3,545,211	2,798,766
Amortization of prepaid rent from stock issuance to landlord	40,392	40,392
Changes in operating assets and liabilities:
Accounts receivable	(30,000)	-
Prepaid expenses and other current assets	(97,334)	(100,540)
Other assets	2,823	(9,907)
Accounts payable	931,282	(898,670)
Accrued expenses	155,493	252,320
Deferred revenue	211,818	75,000
Net cash used in operating activities	(15,946,841)	(10,500,199)

Cash flows used in investing activities:
Purchases of property and equipment	(325,732)	(512,912)
Net cash used in investing activities	(325,732)	(512,912)

Cash flows from financing activities:
Proceeds from the exercise of stock options	252,641	14,176
Proceeds from contributions to employee stock purchase plan	338,680	-
Proceeds from the disgorgement of short-swing profit	-	12,611
Net cash provided by financing activities	591,321	26,787

Net decrease in cash and cash equivalents	(15,681,252)	(10,986,324)
Cash and cash equivalents - beginning	29,872,564	31,494,592
Cash and cash equivalents - ending	$14,191,312	$20,508,268

Supplemental disclosure of non-cash financing activities:
Common stock issued for services	$-	$147,900
Common stock issued for RSUs	$2	$2

The accompanying notes are an integral part of these condensed financial statements.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 1 – Business Organization, Nature of Operations

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

Note 2 – Liquidity and Management Plans

During the three months and six months ended June 30, 2016, the Company recorded revenue of $181,818 and $318,812, respectively, and during the three and six months ended June 30, 2015, the Company recorded revenue of $225,000 and $425,000, respectively. During the three months and six months ended June 30, 2016, the Company recorded a net loss of $10,284,555 and $21,081,098, respectively, and during the three and six months ended June 30, 2015, the Company recorded a net loss of $6,156,582 and $13,081,861, respectively. Net cash used in operating activities was $15,946,841 and $10,500,199 for the six months ended June 30, 2016 and 2015, respectively. The Company is currently meeting its liquidity requirements principally through the November 2015 sale of common stock pursuant to a shelf registration and payments received under product development projects entered into with a tier one customer.

As of June 30, 2016, the Company had cash on hand of $14,191,312. On April 24, 2015, the Company filed a “shelf” registration statement on Form S-3, under which the Company may from time to time, sell any combination of debt or equity securities up to an aggregate of $75,000,000. In November 2015, the Company consummated an offering under the shelf registration of 3,000,005 shares of common stock through which the Company raised net proceeds of $19,048,456. The Company expects that cash on hand as of June 30, 2016, together with anticipated revenues, will be sufficient to fund the Company’s operations into the third quarter of 2017.

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

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $7,462,360 and $3,779,852 for the three months ended June 30, 2016 and 2015, respectively, and the Company incurred research and development costs of $15,136,453 and $8,055,416 for the six months ended June 30, 2016 and 2015, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2016, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three and six months ended June 30, 2016 and 2015.

Net (Loss) Income Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 4,493,120 and 4,754,243 for the three months ended June 30, 2016 and 2015, respectively, and 4,493,120 and 4,754,243 for the six months ended June 30, 2016 and 2015, respectively, because their inclusion would be antidilutive.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Net (Loss) Income Per Common Share, continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Consulting Warrant to purchase common stock	34,778	271,272	34,778	271,272
Financing Warrant to purchase common stock	81,779	152,778	81,779	152,778
IPO Warrants to purchase common stock	233,475	460,000	233,475	460,000
IR Consulting Warrant	36,000	36,000	36,000	36,000
IR Incentive Warrant	15,000	15,000	15,000	15,000
Options to purchase common stock	1,340,007	1,593,550	1,340,007	1,593,550
RSUs	1,581,757	1,043,352	1,581,757	1,043,352
PSUs	1,155,371	1,182,291	1,155,371	1,182,291
DSUs	14,953	-	14,953	-
Total potentially dilutive securities	4,493,120	4,754,243	4,493,120	4,754,243

Recently Adopted and Not Yet Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2017. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

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

Recently Adopted and Not Yet Adopted Accounting Pronouncements, continued

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

In January 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” (“ASU 2016-02”). This standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). ASU No. 2016-08 maintains the core principles of Topic 606 on revenue recognition, but clarifies whether an entity is a principal or an agent in a contract and the appropriate revenue recognition principles under each of these circumstances. The amendments in ASU 2016-08 affect the guidance of ASU 2014-09 which is not yet effective. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Recently Adopted and Not Yet Adopted Accounting Pronouncements, continued

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” ASU No. 2016-10 maintains the core principles of Topic 606 on revenue recognition, but clarifies identification of performance obligations and licensing implementation guidance. The amendments in ASU 2016-10 affect the guidance of ASU 2014-09 which is not yet effective. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow- Scope Improvements and Practical Expedients.” ASU No. 2016-12 maintains the core principles of Topic 606 on revenue recognition, but addresses collectability, sales tax presentation, noncash consideration, contract modifications at transition and completed contracts at transition. The amendments in ASU 2016-12 affect the guidance of ASU 2014-09 which is not yet effective. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2016, through the date which the financial statements are issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except as follows.

On August 9, 2016, the Company entered into a securities purchase agreement with Ascend Legend Master Fund, Ltd., pursuant to which the Company agreed to sell to Ascend Legend Master Fund, Ltd. 1,618,123 shares of common stock at a price of $12.36 per share and a warrant to purchase up to 1,618,123 shares of common stock at an exercise price of $23.00 per share.

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

As of March 31, 2015, all 36,000 shares under the IR Consulting Warrant were vested. The Company incurred stock-based compensation expense of $0 for the three and six months ended June 30, 2016 and $0 and $7,522 for the three and six months ended June 30, 2015, respectively, in connection with the IR Consulting Warrant, which was included in general and administrative expense.

On February 4, 2015, the Company entered into a six month consulting agreement with a consultant to provide the Company with investor relations services. Compensation under the agreement included the Company’s issuance on February 26, 2015, of 15,000 shares of common stock valued at $147,900 and monthly cash payments of $5,000. The total value of the common stock compensation was recorded as a prepaid expense and was being amortized over the six month contract period. The contract was renewed for an additional six month period starting in August 2015 for $25,000. This initial fee was amortized over the six month renewal period, plus monthly cash payments of $5,000 were made during the renewal period. The Company incurred amortization expense of $0 and $6,250 during the three and six months ended June 30, 2016, respectively and $73,950 and $110,925 during the three and six months ended June 30, 2015, respectively, which was included in general and administrative expense.

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

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 4 – Commitments and Contingencies, continued

Operating Leases, continued

The future minimum lease payments for leased locations are as follows:

For the Years Ended December 31,	Amount
2016 (Six Months)	$268,376
2017	572,722
2018	530,531
2019	372,652
Total	$1,744,281

Development and Licensing Agreements

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

This development and licensing agreement contains both invention and development milestones that the Company will need to achieve during the next two years. Pursuant to the Agreement, on March 23, 2015, the Company received an initial non-refundable payment of $500,000. During the three months and six months ended June 30, 2015, the Company recognized $225,000 and $425,000, respectively, of this payment as revenue and fully recognized the $500,000 payment as revenue during the year ended December 31, 2015. The agreement provides for additional amounts to be received by the Company based upon its achievement of certain milestones. During the year ended December 31, 2015, the Company recognized revenue of $2,000,000 upon the achievement of milestones under the agreement.

Effective April 3, 2015, the Company entered into an amendment of the development and license agreement with this consumer electronics company to include joint development of wire-free transmitter technology and technology license back to the Company. On June 5, 2015, the Company entered into a second amendment of the development and license agreement with this consumer electronics company to conform the agreement for technical changes in the product delivery milestones. Effective October 1, 2015, the Company entered into a third amendment of the development and license agreement with this consumer electronics company to make certain changes to, among other things, intellectual property ownership, payment terms and the products covered by the agreement. On March 31, 2016, the Company received payment of $500,000 pursuant to the February 15, 2016 commencement of the second phase described in the third amendment, of which the Company recorded $181,818 and $318,182 in revenue during the three and six months ended June 30, 2016, respectively.

Effective May 27, 2016, the Company entered into an agreement with a commercial and industrial supply company, under which the Company will develop wire-free charging solutions. Under the first phase of the associated Statement of Work, the Company will make certain deliverables for fees totaling $60,000. The first invoice for $30,000 was sent to the customer on June 22, 2016 for which payment was received on July 7, 2016. Revenue from this initial invoice is deferred until achievement of the first milestone.

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

Effective March 27, 2014, the aggregate total shares which may be issued under the 2013 Equity Incentive Plan were increased to 2,335,967.

Effective on May 19, 2016, the Company’s stockholders approved the amendment and restatement of the 2013 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 2,150,000 shares, bringing the total number of approved shares to 4,485,967 under the 2013 Equity Incentive Plan.

As of June 30, 2016, 2,417,350 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

On March 6, 2014, the Company’s board of directors and stockholders approved the 2014 Non-Employee Equity Compensation Plan for the issuance of equity-based instruments covering up to 250,000 shares of common stock to directors and other non-employees.

Effective on May 19, 2016, the Company’s stockholders approved the amendment and restatement of the 2014 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 350,000 shares, bringing the total number of approved shares to 600,000 under the 2014 Non-Employee Equity Compensation Plan.

As of June 30, 2016, 349,899 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

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

As of June 30, 2016, 31,951 shares of common stock remain eligible to be issued through equity based instruments under the Performance Share Unit Plan.

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

Equity Incentive Plans, continued

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

As of June 30, 2016, 506,292 shares of common stock remain eligible to be issued through equity based instruments under the ESPP. As of June 30, 2016, eligible employees have contributed $338,680 through payroll withholdings to the ESPP for the current eligibility period. A total of 47,685 shares were purchased during the six months ended June 30, 2016.

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2016	1,487,785	$4.43	$8.0	$5,310,340
Granted	-	-	-	-
Exercised	(101,462)	2.49	-	-
Forfeited	(46,316)	2.49	-	-
Outstanding at June 30, 2016	1,340,007	$4.54	$7.6	$11,263,018

Exercisable at January 1, 2016	860,970	$4.34	$8.0	$3,076,767
Vested	169,370	4.41	-	-
Exercised	(101,462)	2.49	-	-
Forfeited	(261)	-	-	-
Exercisable at June 30, 2016	928,617	$4.55	$7.6	$7,798,302

As of June 30, 2016, the unamortized value of options was $1,049,028. As of June 30, 2016, the unamortized portion will be expensed over a weighted average period of 1.3 years.

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

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

On February 25, 2016, the compensation committee of the board of directors granted certain employees inducement RSU awards under which the holders have the right to receive an aggregate 38,000 shares of the Company’s common stock. The awards granted vest over four years beginning on the first anniversary of the date of hire.

On March 4, 2016, the compensation committee of the board of directors granted an employee inducement RSU awards under which the holder has the right to receive an aggregate of 12,500 shares of the Company’s common stock. The award granted vests over four years beginning on the first anniversary of the date of hire and is contingent upon meeting certain job performance milestones.

On May 19, 2016, the compensation committee of the board of directors granted certain employees inducement RSU awards under which the holders have the right to receive an aggregate of 126,000 shares of the Company’s common stock. The awards granted vest over four years beginning on the first anniversary of the dates of hire.

On May 19, 2016, the compensation committee of the board of directors granted a consultant an RSU award under the 2013 Equity Incentive Plan for which the holder has the right to receive an aggregate of 3,250 shares of the Company’s common stock. The award granted vests immediately.

On June 10, 2016, the board of directors granted non-employee directors RSU awards under the 2014 Non-Employee Equity Compensation Plan under which the holders have the right to receive an aggregate of 70,040 shares of the Company’s common stock. These awards vest annual over three years beginning on June 13, 2017.

The Company accounts for RSUs granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of the Company’s common stock.

At June 30, 2016, the unamortized value of the RSUs was $11,664,642. The unamortized amount will be expensed over a weighted average period of 2.8 years. A summary of the activity related to RSUs for the six months ended June 30, 2016 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	1,560,996	$8.83
RSUs granted	303,206	$9.76
RSUs forfeited	(60,497)	$11.18
RSUs vested	(221,948)	$9.69
Outstanding at June 30, 2016	1,581,757	$8.80

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

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

Performance Share Units (“PSUs”), continued

	Performance Share Units (PSUs) Granted During the Six Months Ended June 30, 2016	Performance Share Units (PSUs) Granted During the Six Months Ended June 30, 2015
Market capitalization	$102,600,000	$106,270,000
Dividend yield	0%	0%
Expected volatility	75%	60%
Risk-free interest rate	1.04%	0.95%

The fair value of the grant of PSUs to purchase a total of 1,342,061 shares of common stock (including 1,278,153 PSUs granted under the 2015 Performance Share Unit Plan and 63,908 granted as an inducement) was determined to be approximately $3,217,528, and is to be amortized over the service period of May 21, 2015 through December 31, 2018, on a straight-line basis. Amortization was $228,664 and $43,378 for the three months ended June 30, 2016 and 2015, respectively. Amortization was $443,129 and $43,378 for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, the unamortized value of the PSUs was approximately $2,285,464. The unamortized amount will be expensed over a weighted average period of 2.5 years. A summary of the activity related to PSUs for the six months ended June 30, 2016 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	1,135,614	$2.62
PSUs granted	63,908	$3.15
PSUs forfeited	-	$-
PSUs vested	(44,151)	$2.65
Outstanding at June 30, 2016	1,155,371	$2.65

Deferred Stock Units (“DSUs”)

On January 4, 2016, the compensation committee of the board of directors granted to John Gaulding, director and chairman of the board, DSUs under the 2014 Non-Employee Equity Compensation Plan for which Mr. Gaulding has the right to receive 14,953 shares of the Company’s common stock. These shares were issued to Mr. Gaulding in lieu of $125,000 of his anticipated compensation for his services on the board, including $75,000 worth of DSUs and $50,000 of his regular board stipends. The award granted vests fully on the first anniversary of the grant date. Amortization was $30,996 and $0 for the three months ended June 30, 2016 and 2015, respectively. Amortization was $60,970 and $0 for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, the unamortized value of the DSUs was $64,036. The unamortized amount will be expensed over a weighted average period of 0.5 years. A summary of the activity related to DSUs for the six months ended June 30, 2016 is presented below:

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

Deferred Stock Units (“DSUs”), continued

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	-	$-
DSUs granted	14,953	$8.36
DSUs forfeited	-	$-
DSUs vested	-	$-
Outstanding at June 30, 2016	14,953	$8.36

Employee Stock Purchase Plan (“ESPP”)

The recently completed offering period for the ESPP was January 1, 2016 through June 30, 2016. The next offering period begins July 1, 2016 and runs through December 31, 2016.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $2.57, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $59,779 and $122,716 for the three and six months ended June 30, 2016, respectively, and the Company recognized no compensation expense for the plan during the three and six months ended June 30, 2015.

The Company estimated the fair value of options granted during the six months ended June 30, 2016 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

Purchase Options Granted During the Six Months Ended June 30, 2016
Stock price	$8.36
Dividend yield	0%
Expected volatility	56%
Risk-free interest rate	0.49%
Expected life	6 months

ENERGOUS CORPORATION

Notes to Condensed Financial Statements

Note 6 – Stock Based Compensation, continued

The following tables summarize total stock-based compensation costs recognized for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$123,235	$232,907	$546,297	$492,422
RSUs	1,149,003	843,260	2,372,099	2,177,135
IR warrants	-	-	-	85,831
PSUs	228,664	43,378	443,129	43,378
ESPP	59,779	-	122,716	-
DSUs	30,996	-	60,970	-
Total	$1,591,677	$1,119,545	$3,545,211	$2,798,766

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$757,250	$499,993	$1,668,093	$1,534,311
Sales and marketing	68,452	129,614	124,769	330,870
General and administrative	765,975	489,938	1,752,349	933,585
Total	$1,591,677	$1,119,545	$3,545,211	$2,798,766

Note 7 – Related Party

On July 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. On July 13, 2015, the Company appointed Brian Sereda as the Company’s Chief Financial Officer (See Note 4), replacing Interim Chief Financial Officer Howard Yeaton. Howard Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the three and six months ended June 30, 2016, the Company incurred no fees to FCS in connection with Mr. Yeaton’s services as Interim Chief Financial Officer. During the three and six months ended June 30, 2015, the Company incurred fees of $33,385 and $59,348, respectively, in connection with Mr. Yeaton’s services as Interim Chief Financial Officer. During the three and six months ended June 30, 2016, the Company incurred $2,675 and $13,306, respectively, in fees for other financial advisory and accounting services provided by FCS. During the three and six months ended June 30, 2015, the Company incurred fees of $13,089 and $39,346, respectively, in fees for other financial advisory and accounting services provided by FCS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to develop a commercially feasible technology; receipt of necessary regulatory approvals; our ability to find and maintain development partners, market acceptance of our technology, the amount and nature of competition in our industry; our ability to protect our intellectual property; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this Quarterly Report on Form 10-Q and our most recently filed Annual Report on Form 10-K and any subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

From the beginning we recognized the need to build and design an enterprise-class network management and control system (“NMS”) that was integral to the architecture and development of our wire-free charging technology. Our NMS system can be scaled up to control an enterprise consisting of thousands of devices or scaled down to work in a home or IoT environment.

The power, distance and mobility capabilities of the WattUp technology were validated independently by Underwriters Laboratories (UL) in October 2015 and the results published in November 2015.

Our technology solution consists principally of transmitter and receiver application specific standard product integrated circuits (“ASSPs”) and novel antenna designs driven through innovative algorithms and software applications. We submitted our first ASSP design for wafer fabrication in November 2013 and have since then been developing multiple generations of transmitter and receiver ASSPs, multiple antenna designs, as well as algorithms and software designs that we believe, in the aggregate, will optimize our technology by reducing size and cost, while increasing performance to a level that will enable our technology to be integrated into a broad spectrum of devices. We have developed a “building block” approach which allows us to scale our product implementations by combining multiple transmitter building blocks and/or multiple receiver building blocks to provide the power, distance, size and cost performance necessary to meet various application requirements. While the technology is very scalable, in order to provide the necessary strategic focus to grow the company effectively, we have defined our market as devices that require 10 watts or less of power to charge. We will continue to invest in ASSP development as well as in the other components of the WattUp system to improve product performance, efficiency, cost-performance and miniaturization as required to grow the business and expand the ecosystem while also distancing us from any potential competition.

We believe that if our development, regulatory and commercialization efforts are successful, our transmitter and receiver technology will support a broad spectrum of charging solutions ranging from contact-based charging or charging at distances of no more than a few centimeters (“nearfield”) to charging at distances of up to 15 feet (“farfield”).

In February 2015 we signed a Development and License Agreement with one of the top consumer electronic companies in the world based on total worldwide revenues. The agreement is milestone-based and, while there are no guarantees that the WattUp® technology will ever be integrated into our strategic partner’s consumer devices, we continue to progress the relationship as evidenced by the achievement of our first revenues in late 2015 from engineering services resulting from the achievement of certain milestones under the agreement. We anticipate continued progress with the relationship which we expect will result in additional engineering services revenue and ultimately, if fully executed, significant revenues from royalties based on the WattUp® technology being integrated into products being shipped to the consumer.

In January 2016 we unveiled a new Miniature WattUp Transmitter design, as well as a small form factor receiver, both of which were developed as a direct result of our efforts to reduce cost and size. Due to its low cost and small size, the miniature transmitter is anticipated to be bundled in-box with WattUp-enabled receivers replacing alternative charging solutions like power adapters and charging cables. The ability to bundle and provide a low cost, portable charging solution for receivers provides portability to the WattUp solution and is anticipated to accelerate the ecosystem build out.

In February 2016 we began delivering Miniature WattUp evaluation kits to potential licensees to allow their respective engineering and product management departments to test and evaluate our technology. We expect that the testing and evaluations currently taking place will lead to an expansion of our licensing partners and will result in products with our nearfield technology embedded beginning to be shipped to the consumer in late 2016 or early 2017. In May 2016 our Miniature WattUp transmitter reference design received FCC approval.

In March 2016 we entered into a development agreement with Pegatron, a worldwide leader in electronic and computing design and manufacturing service (DMS), in April 2016 we entered into a joint development and licensing agreement with a specialty battery company in the hearing devices and wearables market and in May 2016 we entered into a joint development and licensing agreement with a leading commercial and industrial supply company for industrial and commercial applications for the full-size WattUp transmitter.

We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of June 30, 2016, we had in excess of 250 pending patent applications in the US and abroad. Additionally, the U.S. Patent and Trademark Office (“PTO”) has issued our first nine patents and notified us of the allowance of seven additional patent applications. In June 2016, Ossia Inc. filed two post grant review petitions with the PTO challenging the patentability of one of our issued patents.  We intend to defend against these challenges in the PTO. However, there can be no assurance that this patent will not be invalidated.  In addition to the inventions covered by these patents and patent applications, we have identified a significant number of additional specific inventions we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business and expand the core value of the Company.

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

During the three months ended June 30, 2016 and 2015, we recorded revenue of $181,818 and $225,000, respectively. During the six months ended June 30, 2016 and 2015, we recorded revenue of $318,182 and $425,000, respectively.

Results of Operations

Three Months Ended June 30, 2016 and 2015

Revenues.  During the three months ended June 31, 2016 and 2015, we recorded revenue of $181,818 and $225,000, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Loss from operations for the three months ended June 30, 2016 and 2015 were $10,287,172 and $6,149,970, respectively.

Research and Development Costs. Research and development costs, which include costs for developing our technology, were $7,462,360 and $3,779,852, respectively, for the three months ended June 30, 2016 and 2015. The increase in research and development costs of $3,682,508 is primarily due to a $1,291,978 increase in compensation, including a $257,256 increase in stock-based compensation, a $1,034,704 increase in chip development costs tied to our multi-chip development program, a $426,815 increase in engineering components and supplies tied to increased design efforts in serving our customers, a $327,150 increase in patent filing and legal costs tied to our portfolio of over 250 domestic and international filings, a $176,710 increase in design tools software spending and a $166,615 increase in office rent allocation.

Sales and Marketing Costs. Sales and marketing costs for the three months ended June 30, 2016 and 2015 were $646,177 and $684,416, respectively. The decrease in sales and marketing costs of $38,239 is primarily due to a decrease of $57,910 in consulting as a result of employees now performing certain marketing duties previously performed by consultants, partially offset by modest increases in compensation and rent allocation.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the three months ended June 30, 2016 and 2015 were $2,360,453 and $1,910,702, respectively. The increase in general administrative costs of $449,751 is primarily due to a $347,188 increase in compensation, including stock-based compensation of $275,950, attributable in part to increased headcount within the department, including the CFO position now being filled, and a $91,888 increase in telecommunications costs from servicing a larger staff and increased video conferencing costs.

Interest Income, Net. Interest income for the three months ended June 30, 2016 was $2,617 as compared to interest income of $3,388 for the three months ended June 30, 2015. The change in interest income is primarily due to a lower average cash balance during the three months ended June 30, 2016.

Net Loss. As a result of the above, net loss for the three months ended June 30, 2016 was $10,284,555 as compared to $6,146,582 for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 and 2015

Revenues.  During the six months ended June, 2016 and 2015, we recorded revenue of $318,182 and $425,000, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Loss from operations for the six months ended June 30, 2016 and 2015 were $21,087,581 and $13,081,570, respectively.

Research and Development Costs. Research and development costs, which include costs for developing our technology, were $15,136,453 and $8,055,416, respectively, for the six months ended June 30, 2016 and 2015. The increase in research and development costs of $7,081,037 is primarily due to a $2,458,970 increase in third party chip development costs tied to our multi-chip development program, a $1,818,205 increase in compensation from increased engineering headcount compared to the same period last year, a $792,055 increase in patent filing and legal costs tied to our portfolio of over 250 domestic and international filings, a $549,063 increase in engineering design tools software spending, a $470,939 increase in spending on engineering components and supplies tied to increased design efforts in serving our customers, a $332,996 increase in rent allocation and a $243,686 increase in consulting expenses, primarily from additional assistance in quality assurance engineering.

Sales and Marketing Costs. Sales and marketing costs for the six months ended June 30, 2016 and 2015 were $1,453,244 and $1,728,310, respectively. The decrease in sales and marketing costs of $275,066 is primarily due to a decrease of $290,998 in compensation, including a decrease in stock-based compensation of $206,012, primarily due to the resignation of the Chief Commercial Officer in October 2015, partially offset by minor increases in recruiting, public relations and rent allocation expenses.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the six months ended June 30, 2016 and 2015 were $4,816,066 and $3,722,844, respectively. The increase in general administrative costs of $1,093,222 is primarily due to a $1,012,327 increase in compensation, including an increase in stock-based compensation of $818,677, attributable in part to increased headcount within the department, including the CFO position now being filled, and recognition of a full six months of the CEOs RSU agreement during 2016.

Interest Income, Net. Interest income for the six months ended June 30, 2016 was $6,483 as compared to interest income of $9,709 for the six months ended June 30, 2015. The change in interest income is primarily due to a lower average cash balance during the six months ended June 30, 2016.

Net Loss. As a result of the above, net loss for the six months ended June 30, 2016 was $21,081,098 as compared to $13,071,861 for the six months ended June 30, 2015.

Liquidity and Capital Resources

During the three months ended June 30, 2016 and 2015, we recorded revenue of $181,818 and $225,000, respectively. During the six months ended June 30, 2016 and 2015, we recorded revenue of $318,182 and $425,000, respectively. We incurred a net loss of $10,284,555 and $6,146,582 for the three months ended June 30, 2016 and 2015, respectively. We incurred a net loss of $21,081,098 and $13,071,861 for the six months ended June 30, 2016 and 2015, respectively. Net cash used in operating activities was $15,946,841 and $10,500,199 for the six months ended June 30, 2016 and 2015, respectively. The Company is currently meeting its liquidity requirements principally through proceeds from the November 2015 sale of common stock pursuant to a shelf registration statement and payments received under product development projects entered into with a customer.

As of June 30, 2016, we had cash and cash equivalents of $14,191,312. On August 9, 2016, we entered into a securities purchase agreement with Ascend Legend Master Fund, Ltd., pursuant to which we agreed to sell to Ascend Legend Master Fund, Ltd. 1,618,123 shares of common stock at a price of $12.36 per share and a warrant to purchase up to 1,618,123 shares of common stock at an exercise price of $23.00 per share.

We believe our current cash on hand, together with anticipated payments received under current and future product development projects entered into with customers, will be sufficient to fund our operations into the third quarter of 2017. However, depending on how soon we are able to achieve meaningful commercial revenues, we may require additional financing to fully implement our business plan, the ultimate goal of which is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient option for end users. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Depending upon market conditions, we may choose to pursue additional financing to, among other reasons, accelerate our product development efforts, regulatory activities and business development and support functions with a view to capitalizing on the market opportunity we see for our wire-free charging technology. On April 24, 2015, we filed a “shelf” registration statement on Form S-3, which became effective on April 30, 2015. The “shelf” registration statement allows the Company from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. In November 2015, the Company consummated an offering under the shelf registration of 3,000,005 shares of common stock through which the Company raised net proceeds of $19,048,456.

During the six months ended June 30, 2016, cash flows used in operating activities were $15,946,841, consisting of a net loss of $21,081,098, less non-cash expenses aggregating $3,960,175 (representing principally stock-based compensation of $3,545,211 and depreciation expense of $374,572), a $931,282 increase in accounts payable from the timing of invoice payments, a $155,493 increase in accrued expenses and a $211,818 increase in deferred revenue. During the six months ended June 30, 2015, cash flows used in operating activities were $10,500,199, consisting of a net loss of $13,071,861, less non-cash expenses aggregating $3,253,459 (representing principally stock-based compensation of $2,798,766 and depreciation expense of $414,301), offset by a decrease of $898,670 in accounts payable.

During the six months ended June 30, 2016 and 2015, cash flows used in investing activities were $325,732 and $512,912, respectively. The cash used in investing activities for the six months ended June 30, 2016 consisted of the purchase of laboratory equipment and building fixtures. The increase for the six months ended June 30, 2015 consisted primarily of the purchases of laboratory equipment, computer hardware and engineering software to support newly hired employees.

During the three months ended June 30, 2016, cash flows provided by financing activities were $591,321, which consisted of $338,680 in proceeds from contributions to the employee stock purchase program (“ESPP”) and $252,641 in proceeds from the exercise of stock options. During the three months ended June 30, 2015, cash flows provided by financing activities were $26,787.

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

Off Balance Sheet Transactions

As of June 30, 2016, we did not have any off-balance sheet transactions.

Material Changes in Specified Contractual Obligations

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our most recent Annual Report on Form 10-K. There were no material changes outside the ordinary course of our business in the specified contractual obligations during the three and six months ended June 30, 2016.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the six months ended June 30, 2016. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2015 for a discussion of our exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the board of directors.

Based on their evaluation as of June 30, 2016, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2016 and our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 19, 2016, the Company issued Restricted Stock Unit awards to seven new non-executive employees as inducement grants to enter into employment with the Company. These awards cover a total of 156,250 shares of the Company’s common stock. These awards vest in four equal annual installments beginning on the first anniversary of the date of grant. These new hire inducement awards were granted pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933.

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

ENERGOUS CORPORATION
(Registrant)

Date: August 9, 2016	By:	/s/ Stephen R. Rizzone
Name: Stephen R. Rizzone
Title: President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Brian Sereda
Name: Brian Sereda
Title: Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2014)
3.3	Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)
10.1	Non-Employee Director Compensation Policy dated June 10, 2016
10.2	Amended and Restated Energous Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2016)
10.3	Amended and Restated Energous Corporation 2014 Non-Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 20, 2016)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

