Form 10-Q
period 2016-09-30
Energous Corp
filed 2016-11-09
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 3, 2016, there were 19,130,892 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,956,255	$29,872,564
Accounts receivable	625,000	-
Prepaid expenses and other current assets	1,206,533	722,249
Prepaid rent, current	80,784	80,784
Total current assets	26,868,572	30,675,597

Property and equipment, net	1,960,197	1,730,365
Prepaid rent, non-current	157,648	218,236
Other assets	48,507	51,330
Total assets	$29,034,924	$32,675,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,273,673	$2,324,973
Accrued expenses	1,792,881	1,075,879
Deferred revenue	112,245	-
Total current liabilities	5,178,799	3,400,852

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued or outstanding	-	-
Common Stock, $0.00001 par value, 50,000,000 shares authorized at September 30, 2016 and December 31, 2015; 18,999,193 and 16,298,208 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	189	161
Additional paid-in capital	133,769,276	107,981,695
Accumulated deficit	(109,913,340)	(78,707,180)
Total stockholders’ equity	23,856,125	29,274,676
Total liabilities and stockholders’ equity	$29,034,924	$32,675,528

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$1,003,973	$2,075,000	$1,322,155	$2,500,000

Operating expenses:
Research and development	7,944,465	4,758,590	23,080,918	13,008,190
Sales and marketing	736,751	767,762	2,189,995	2,518,114
General and administrative	2,450,778	2,156,965	7,266,843	5,663,583
Total operating expenses	11,131,994	7,683,317	32,537,756	21,189,887

Loss from operations	(10,128,021)	(5,608,317)	(31,215,601)	(18,689,887)

Other income:
Interest income	2,958	2,656	9,441	12,365
Total	2,958	2,656	9,441	12,365

Net loss	$(10,125,063)	$(5,605,661)	$(31,206,160)	$(18,677,522)

Basic and diluted loss per common share	$(0.57)	$(0.43)	$(1.83)	$(1.45)

Weighted average shares outstanding, basic and diluted	17,912,743	13,018,494	17,016,717	12,907,893

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2016	16,298,208	$161	$107,981,695	$(78,707,180)	$29,274,676

Stock-based compensation - stock options	-	-	842,569	-	842,569

Stock-based compensation - restricted stock units ("RSUs")	-	-	3,577,081	-	3,577,081

Stock-based compensation - employee stock purchase plan ("ESPP")	-	-	220,546	-	220,546

Stock-based compensation - performance share units ("PSUs")	-	-	673,405	-	673,405

Stock-based compensation - deferred stock units ("DSUs")	-	-	92,307	-	92,307

Issuance of shares for RSUs	335,836	4	(4)	-	-

Shares repurchased for tax withholdings on vesting of RSUs	(20,669)	-	(266,217)	-	(266,217)

Issuance of shares for PSUs	142,322	1	(1)	-	-

Shares repurchased for tax withholdings on vesting of PSUs	(3,607)	-	(46,463)	-	(46,463)

Exercise of stock options	106,441	1	270,715	-	270,716

Cashless exercise of warrants	474,854	5	(5)	-	-

Shares purchased from contributions to the ESPP	47,685	1	533,004	-	533,005

Issuance of shares and warrants in a private placement, net of issuance costs of $109,340	1,618,123	16	19,890,644	-	19,890,660

Net loss	-	-	-	(31,206,160)	(31,206,160)

Balance, September 30, 2016 (unaudited)	18,999,193	$189	$133,769,276	$(109,913,340)	$23,856,125

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(31,206,160)	$(18,677,522)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	628,613	617,517
Stock based compensation	5,405,908	4,306,435
Amortization of prepaid rent from stock issuance to landlord	60,588	60,588
Changes in operating assets and liabilities:
Accounts receivable	(625,000)	(2,000,000)
Prepaid expenses and other current assets	(484,284)	(4,338)
Other assets	2,823	(16,283)
Accounts payable	948,700	58,591
Accrued expenses	717,002	194,945
Deferred revenue	112,245	-
Net cash used in operating activities	(24,439,565)	(15,460,067)

Cash flows used in investing activities:
Purchases of property and equipment	(858,445)	(732,634)
Net cash used in investing activities	(858,445)	(732,634)

Cash flows from financing activities:
Net proceeds from issuance of shares to a private investor	19,890,660	-
Proceeds from the exercise of stock options	270,716	25,876
Proceeds from contributions to employee stock purchase plan	533,005	169,811
Shares repurchased for tax withholdings on vesting of RSUs	(266,217)	-
Shares repurchased for tax withholdings on vesting of PSUs	(46,463)
Proceeds from the disgorgement of short-swing profit	-	12,611
Net cash provided by financing activities	20,381,701	208,298

Net decrease in cash and cash equivalents	(4,916,309)	(15,984,403)
Cash and cash equivalents - beginning	29,872,564	31,494,592
Cash and cash equivalents - ending	$24,956,255	$15,510,189

Supplemental disclosure of non-cash financing activities:
Common stock issued for services	$-	$147,900
Common stock issued for RSUs	$4	$2
Common stock issued for PSUs	$1	$-

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

Note 2 – Liquidity and Management Plans

During the three months and nine months ended September 30, 2016, the Company recorded revenue of $1,003,973 and $1,322,155, respectively, and during the three and nine months ended September 30, 2015, the Company recorded revenue of $2,075,000 and $2,500,000, respectively. During the three months and nine months ended September 30, 2016, the Company recorded a net loss of $10,125,063 and $31,206,160, respectively, and during the three and nine months ended September 30, 2015, the Company recorded a net loss of $5,605,661 and $18,677,522, respectively. Net cash used in operating activities was $24,439,565 and $15,460,067 for the nine months ended September 30, 2016 and 2015, respectively. The Company is currently meeting its liquidity requirements principally through the November 2015 sale of common stock pursuant to a shelf registration, an August 2016 sale of shares to an investor through a private placement and payments received under product development projects entered into with a tier one customer.

As of September 30, 2016, the Company had cash on hand of $24,956,255. On April 24, 2015, the Company filed a “shelf” registration statement on Form S-3, under which the Company may from time to time, sell any combination of debt or equity securities up to an aggregate of $75,000,000. In November 2015, the Company consummated an offering under the shelf registration of 3,000,005 shares of common stock through which the Company raised net proceeds of $19,048,456. In addition, on August 9, 2016, the Company sold 1,618,123 shares of its common stock, and issued a warrant to purchase up to 1,618,123 shares of common stock at an exercise price of $23.00 per share, to Ascend Legend Master Fund, Ltd. in a private placement, raising net proceeds of $19,890,644. The Company expects that cash on hand as of September 30, 2016, together with anticipated revenues, will be sufficient to fund the Company’s operations into the fourth quarter of 2017.

Research and development of new technologies is, by its nature, unpredictable.  Although the Company will undertake development efforts with commercially reasonable diligence, there can be no assurance that its available resources including the net proceeds from the Company’s IPO, secondary offering, shelf registration, and strategic investor financing will be sufficient to enable it to develop and obtain regulatory approval of its technology to the extent needed to create future revenues sufficient to sustain its operations.  The Company may choose to pursue additional financing, depending upon the market conditions, which could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Should the Company choose to pursue additional financing, there is no assurance that the Company would be able to do so on terms that it would find acceptable.

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reconciliations had no effect on previously reported net loss.

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

Note 3 – Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $7,944,465 and $4,758,590 for the three months ended September 30, 2016 and 2015, respectively, and the Company incurred research and development costs of $23,080,918 and $13,008,190 for the nine months ended September 30, 2016 and 2015, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2016, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three and nine months ended September 30, 2016 and 2015.

Net (Loss) Income Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 5,546,269 and 4,807,729 for the three months ended September 30, 2016 and 2015, respectively, and 5,546,269 and 4,807,729 for the nine months ended September 30, 2016 and 2015, respectively, because their inclusion would be antidilutive.

Note 3 – Summary of Significant Accounting Policies, continued

Net (Loss) Income Per Common Share, continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Consulting Warrant to purchase common stock	-	166,937	-	166,937
Financing Warrant to purchase common stock	13,889	152,778	13,889	152,778
IPO Warrants to purchase common stock	13,200	460,000	13,200	460,000
IR Consulting Warrant	23,250	36,000	23,250	36,000
IR Incentive Warrant	15,000	15,000	15,000	15,000
Warrant issued to private investor	1,618,123	-	1,618,123	-
Options to purchase common stock	1,333,357	1,588,851	1,333,357	1,588,851
RSUs	1,443,529	1,174,990	1,443,529	1,174,990
PSUs	1,070,968	1,213,173	1,070,968	1,213,173
DSUs	14,953	-	14,953	-
Total potentially dilutive securities	5,546,269	4,807,729	5,546,269	4,807,729

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 provides financial statement reader more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. It is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on its financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2016, through the date which the financial statements are issued. Based upon that review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except those described in Note 8 – Subsequent Events.

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

As of March 31, 2015, all 36,000 shares under the IR Consulting Warrant were vested. The Company incurred stock-based compensation expense of $0 for the three and nine months ended September 30, 2016 and $0 and $39,410 for the three and nine months ended September 30, 2015, respectively, in connection with the IR Consulting Warrant, which was included in general and administrative expense.

On February 4, 2015, the Company entered into a six month consulting agreement with a consultant to provide the Company with investor relations services. Compensation under the agreement included the Company’s issuance on February 26, 2015, of 15,000 shares of common stock valued at $147,900 and monthly cash payments of $5,000. The total value of the common stock compensation was recorded as a prepaid expense and was being amortized over the six month contract period. The contract was renewed for an additional six month period starting in August 2015 for $25,000. This initial fee was amortized over the six month renewal period, plus monthly cash payments of $5,000 were made during the renewal period. The Company incurred amortization expense of $0 and $6,250 during the three and nine months ended September 30, 2016, respectively and $36,975 and $147,900 during the three and nine months ended September 30, 2015, respectively, which was included in general and administrative expense.

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

Note 4 – Commitments and Contingencies, continued

Operating Leases, continued

The future minimum lease payments for leased locations are as follows:

For the Years Ended December 31,	Amount
2016 (Three Months)	$137,735
2017	572,722
2018	530,531
2019	372,652
Total	$1,613,640

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

This development and licensing agreement contains both invention and development milestones that the Company will need to achieve during the next two years. Pursuant to the Agreement, on March 23, 2015, the Company received an initial non-refundable payment of $500,000. During the three months and nine months ended September 30, 2015, the Company recognized $75,000 and $500,000, respectively, of this payment as revenue and fully recognized the $500,000 payment as revenue during the year ended December 31, 2015. The agreement provides for additional amounts to be received by the Company based upon its achievement of certain milestones. During the year ended December 31, 2015, the Company recognized revenue of $2,000,000 upon the achievement of additional milestones under the agreement.

Effective April 3, 2015, the Company entered into an amendment of the development and license agreement with this consumer electronics company to include joint development of wire-free transmitter technology and technology license back to the Company. On June 5, 2015, the Company entered into a second amendment of the development and license agreement with this consumer electronics company to conform the agreement for technical changes in the product delivery milestones. Effective October 1, 2015, the Company entered into a third amendment of the development and license agreement with this consumer electronics company to make certain changes to, among other things, intellectual property ownership, payment terms and the products covered by the agreement. On March 31, 2016, the Company received payment of $500,000 pursuant to the February 15, 2016 commencement of the second phase described in the third amendment, of which the Company recorded $69,573 and $387,755 in revenue during the three and nine months ended September 30, 2016, respectively. During the three months ended September 30, 2016, the Company recognized revenue of $875,000 upon the achievement of additional milestones under the second phase of the agreement.

Effective May 27, 2016, the Company entered into an agreement with a commercial and industrial supply company, under which the Company will develop wire-free charging solutions. Under the first phase of the associated Statement of Work, the Company made certain deliverables for fees totaling $60,000. The first invoice for $30,000 was sent to the customer in June 2016 and revenue was initially deferred until completion of the first phase. The second invoice for $30,000 was issued upon successful completion of the first phase during September 2016 and revenue for the total fees of $60,000 was then recognized.

Note 4 – Commitments and Contingencies, continued

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

Patent Infringement Matter

In June 2016, Ossia Inc. filed two post grant review petitions with the U.S. Patent and Trademark Office (“PTO”) challenging the patentability of one of our issued patents.  The Company intends to defend against these challenges in the PTO. However, there can be no assurance that this patent will not be invalidated.

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

Note 6 – Stock Based Compensation

Private Placement

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

As of September 30, 2016, 2,421,782 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

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

As of September 30, 2016, 349,899 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

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

As of September 30, 2016, 31,951 shares of common stock remain eligible to be issued through equity based instruments under the Performance Share Unit Plan.

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

As of September 30, 2016, 506,292 shares of common stock remain eligible to be issued through equity based instruments under the ESPP. As of September 30, 2016, eligible employees have contributed $194,325 through payroll withholdings to the ESPP for the current eligibility period. Shares will be deemed to be delivered on December 31, 2016 for the current eligibility period.

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2016	1,487,785	$4.43	8.0	$5,310,340
Granted	-	-	-	-
Exercised	(106,441)	2.54	-	-
Forfeited	(47,987)	2.44	-	-
Outstanding at September 30, 2016	1,333,357	$4.55	7.4	$20,079,293

Exercisable at January 1, 2016	860,970	$4.34	8.0	$3,076,767
Vested	248,936	4.45	-	-
Exercised	(106,441)	2.54	-	-
Forfeited	(1,932)	2.49	-	-
Exercisable at September 30, 2016	1,001,533	$4.56	7.4	$15,074,220

As of September 30, 2016, the unamortized value of options was $846,248. As of September 30, 2016, the unamortized portion will be expensed over a weighted average period of 1.0 years.

Note 6 – Stock Based Compensation, continued

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

At September 30, 2016, the unamortized value of the RSUs was $10,232,019. The unamortized amount will be expensed over a weighted average period of 2.7 years. A summary of the activity related to RSUs for the nine months ended September 30, 2016 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	1,560,996	$8.83
RSUs granted	303,206	$9.76
RSUs forfeited	(92,637)	$9.90
RSUs vested	(328,036)	$9.41
Outstanding at September 30, 2016	1,443,529	$8.82

Note 6 – Stock Based Compensation, continued

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

	Performance Share Units (PSUs) Granted During the Nine Months Ended September 30, 2016	Performance Share Units (PSUs) Granted During the Nine Months Ended September 30, 2015
Market capitalization	$102,600,000	$106,270,000
Dividend yield	0%	0%
Expected volatility	75%	60%
Risk-free interest rate	1.04%	0.95%

The fair value of the grant of PSUs to purchase a total of 1,342,061 shares of common stock (including 1,278,153 PSUs granted under the 2015 Performance Share Unit Plan and 63,908 granted as an inducement) was determined to be approximately $3,217,528, and is amortized over the service period of May 21, 2015 through December 31, 2018, on a straight-line basis. Amortization was $230,276 and $277,031 for the three months ended September 30, 2016 and 2015, respectively. Amortization was $673,405 and $320,409 for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, the unamortized value of the PSUs was approximately $2,054,884. The unamortized amount will be expensed over a weighted average period of 2.3 years. A summary of the activity related to PSUs for the nine months ended September 30, 2016 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	1,135,614	$2.62
PSUs granted	63,908	$3.15
PSUs forfeited	-	$-
PSUs vested	(128,554)	$2.65
Outstanding at September 30, 2016	1,070,968	$2.65

Note 6 – Stock Based Compensation, continued

Deferred Stock Units (“DSUs”)

On January 4, 2016, the compensation committee of the board of directors granted to John Gaulding, director and chairman of the board, DSUs under the 2014 Non-Employee Equity Compensation Plan for which Mr. Gaulding has the right to receive 14,953 shares of the Company’s common stock. These shares were issued to Mr. Gaulding in lieu of $125,000 of his anticipated compensation for his services on the board, including $75,000 worth of DSUs and $50,000 of his regular board stipends. The award granted vests fully on the first anniversary of the grant date. Amortization was $31,337 and $0 for the three months ended September 30, 2016 and 2015, respectively. Amortization was $92,307 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, the unamortized value of the DSUs was $32,700. The unamortized amount will be expensed over a weighted average period of 0.3 years. A summary of the activity related to DSUs for the nine months ended September 30, 2016 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	-	$-
DSUs granted	14,953	$8.36
DSUs forfeited	-	$-
DSUs vested	-	$-
Outstanding at September 30, 2016	14,953	$8.36

Employee Stock Purchase Plan (“ESPP”)

The recently completed offering period for the ESPP was January 1, 2016 through June 30, 2016. The current offering period began July 1, 2016 and runs through December 31, 2016.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $2.57 for the recently completed offering period and is approximately $5.20 for the current offering period, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $97,830 and $220,546 for the three and nine months ended September 30, 2016, respectively, and the Company recognized compensation expense for the plan of $29,967 during the three and nine months ended September 30, 2015.

The Company estimated the fair value of options granted during the three and nine months ended September 30, 2016 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Stock price	$12.16	$8.36 - $12.16
Dividend yield	0%	0%
Expected volatility	100%	56% - 100%
Risk-free interest rate	0.37%	0.37% - 0.49%
Expected life	6 months	6 months

Note 6 – Stock Based Compensation, continued

The following tables summarize total stock-based compensation costs recognized for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$296,272	$232,286	$842,569	$724,708
RSUs	1,204,982	968,385	3,577,081	3,145,520
IR warrants	-	-	-	85,831
PSUs	230,276	277,031	673,405	320,409
ESPP	97,830	29,967	220,546	29,967
DSUs	31,337	-	92,307	-
Total	$1,860,697	$1,507,669	$5,405,908	$4,306,435

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$960,362	$582,320	$2,628,454	$2,116,631
Sales and marketing	89,072	185,507	213,842	516,377
General and administrative	811,263	739,842	2,563,612	1,673,427
Total	$1,860,697	$1,507,669	$5,405,908	$4,306,435

Note 7 – Related Party

On July 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. On July 13, 2015, the Company appointed Brian Sereda as the Company’s Chief Financial Officer (See Note 4), replacing Interim Chief Financial Officer Howard Yeaton. Howard Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the three and nine months ended September 30, 2016, the Company incurred no fees to FCS in connection with Mr. Yeaton’s services as Interim Chief Financial Officer. During the three and nine months ended September 30, 2015, the Company incurred fees of $2,500 and $61,848, respectively, in connection with Mr. Yeaton’s services as Interim Chief Financial Officer. During the three and nine months ended September 30, 2016, the Company incurred $0 and $13,306, respectively, in fees for other financial advisory and accounting services provided by FCS. During the three and nine months ended September 30, 2015, the Company incurred fees of $28,405 and $67,751, respectively, in fees for other financial advisory and accounting services provided by FCS.

Note 8 – Subsequent Events

Strategic Alliance Agreement

On November 7, 2016, Energous Corporation (the “Company”) and Dialog Semiconductor plc (“Dialog”) entered into a Strategic Alliance Agreement (“Alliance Agreement”) for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (“Licensed Products”). Pursuant to the terms of the Strategic Alliance Agreement, the Company agreed to engage Dialog as the exclusive supplier of the Licensed Products for specified fields of use, subject to certain exceptions (the “Company Exclusivity Requirement”). Dialog agreed to not distribute, sell or work with any third party to develop any competing products without the Company’s approval (the “Dialog Exclusivity Requirement”). In addition, both parties agreed on a revenue sharing arrangement and will collaborate on the commercialization of Licensed Products based on a mutually-agreed upon plan. Each party will retain all of its intellectual property.

Note 8 – Subsequent Events, continued

Strategic Alliance Agreement, continued

The Alliance Agreement has an initial term of seven years and will automatically renew annually thereafter unless terminated by either party upon 180 days’ prior written notice. The Company may terminate the Alliance Agreement at any time after the third anniversary of the Agreement upon 180 days’ prior written notice to Dialog, or if Dialog breaches certain exclusivity obligations. Dialog may terminate the Agreement if sales of Licensed Products do not meet specified targets. The Company Exclusivity Requirement will terminate upon the earlier of January 1, 2021 or the occurrence of certain events relating to the Company’s pre-existing exclusivity obligations. The Dialog Exclusivity Requirement will terminate if no Licensed Products have received the necessary Federal Communications Commission approvals within specified timeframes.

Securities Purchase Agreement

In connection with the Alliance Agreement, on November 7, 2016, the Company and Dialog entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell to Dialog 763,552 shares (“Shares”) of the Company’s common stock (“Common Stock”) and a warrant (“Warrant”) to purchase up to 763,552 shares (“Warrant Shares”) of Common Stock for an aggregate purchase price of $10,000,011.00. The Warrant may only be exercised on a cashless basis at a price of $17.0257 per share, and may be exercised at any time between the date that is six months and a day after the closing date of the transaction (the “Closing Date”) and the three-year anniversary of the Closing Date.

The Securities Purchase Agreement also provides that, until the earlier of (i) the three-year anniversary of the Closing Date or (ii) the effective date of termination of the Alliance Agreement (the “Voting Period”), Dialog and its affiliates agreed to vote all of their shares of Common Stock in the manner recommended by the Company’s board of directors (the “Board”), with specified exceptions. In elections of Board members, Dialog and its affiliates are obligated to vote their shares in favor of individuals recommended by the Board for election. During the Voting Period, Dialog and its affiliates may not acquire any additional voting securities of the Company other than Warrant Shares without consent of the Board. Dialog also agreed to restrictions on its ability to seek to control the management. Dialog will not sell, transfer or otherwise dispose of the Shares for a period of six months after the closing of the transaction, and agreed not to sell more than a specified amount in any calendar week through the end of the Voting Period. The Company agreed to file registration statements registering the Dialog’s re-offer and resale of the Shares and the Warrant Shares under certain circumstances.

New Equity Award Grants

On October 24, 2016, the board of directors granted Stephen Rizzone, the Company’s President, Chief Executive Officer and Director an RSU award under the 2013 Equity Incentive Plan under which Mr. Rizzone has the right to receive 150,000 shares of the Company’s common stock. The shares of this award vest over four years beginning on August 18, 2017. Also, on October 24, 2016, the compensation committee of the board of directors granted Mr. Rizzone a PSU award under the 2013 Equity Incentive Plan under which Mr. Rizzone has the right to receive 150,000 shares of the Company’s common stock. The shares of this award vest upon the Company’s stock price meeting specific targets.

On October 24, 2016, the compensation committee of the board of directors approved an RSU award for Brian Sereda, Chief Financial Officer, covering a total of 45,000 shares of common stock. This restricted stock unit award vests over a period of four years in four equal installments on August 18 of each of 2017, 2018, 2019 and 2020.

On October 24, 2016, the compensation committee of the board of directors granted certain employees inducement RSU awards under which the holders have the right to receive an aggregate of 97,500 shares of the Company’s common stock. The awards granted vest over four years beginning on the first anniversary of the dates of hire.

On October 24, 2016, the compensation committee of the board of directors granted various employees RSU awards under which the holders have the right to receive an aggregate of 320,400 shares of the Company’s common stock. These awards vest over a period of four years in four equal installments on August 18 of each of 2017, 2018, 2019 and 2020.

On October 24, 2016, the compensation committee of the board of directors granted Cesar Johnston, Senior Vice President of Engineering, an RSU award under which Mr. Johnston has the right to receive 85,000 shares of the Company’s common stock. A total of 25% of the shares vest immediately upon grant, while the remaining shares vest annually over three years beginning August 18, 2017.

On October 24, 2016, the compensation committee of the board of directors granted Michael Leabman, Founder, Chief Technology Officer and Director, an RSU award under which Mr. Leabman has the right to receive 100,000 shares of the Company’s common stock. This restricted stock unit award vests over a period of four years in four equal installments on August 18 of each of 2017, 2018, 2019 and 2020.

Note 8 – Subsequent Events, Continued

New Equity Award Grants, continued

On October 24, 2016, the compensation committee of the board of directors granted certain employees inducement RSU awards under which the holders have the right to receive an aggregate of 23,750 shares of the Company’s common stock. The issuance of these awards is subject to employment with the Company on the first anniversary of their hire date. The awards will vest of four years beginning on the second anniversary of the dates of hire.

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

In February 2015 we signed a Development and License Agreement with one of the top consumer electronic companies in the world based on total worldwide revenues. The agreement is milestone-based and, while there are no guarantees that the WattUp® technology will ever be integrated into our strategic partner’s consumer devices, we continue to progress the relationship as evidenced by the achievement of our first revenues in late 2015 from engineering services resulting from the achievement of certain milestones under the agreement. We anticipate continued progress with the relationship which we expect will result in additional engineering ervices revenue and ultimately, if fully executed, significant revenues from royalties based on the WattUp® technology being integrated into products being shipped to the consumer.

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

We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of September 30, 2016, we had in excess of 250 pending patent applications in the US and abroad. Additionally, the U.S. Patent and Trademark Office (“PTO”) has issued our first nine patents and notified us of the allowance of seven additional patent applications. In June 2016, Ossia Inc. filed two post grant review petitions with the PTO challenging the patentability of one of our issued patents.  We intend to defend against these challenges in the PTO. However, there can be no assurance that this patent will not be invalidated.  In addition to the inventions covered by these patents and patent applications, we have identified a significant number of additional specific inventions we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business and expand the core value of the Company.

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

During the three months ended September 30, 2016 and 2015, we recorded revenue of $1,003,973 and $2,075,000, respectively. During the nine months ended September 30, 2016 and 2015, we recorded revenue of $1,322,155 and $2,500,000, respectively.

Results of Operations

Three Months Ended September 30, 2016 and 2015

Revenues.  During the three months ended September 30, 2016 and 2015, we recorded revenue of $1,003,973 and $2,075,000, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Loss from operations for the three months ended September 30, 2016 and 2015 were $10,128,021 and $5,608,317, respectively.

Research and Development Costs. Research and development costs, which include costs for developing our technology, were $7,944,465 and $4,758,590, respectively, for the three months ended September 30, 2016 and 2015. The increase in research and development costs of $3,185,875 is primarily due to a $1,137,953 increase in compensation, including a $378,041 increase in stock-based compensation, an $868,558 increase in chip development costs tied to our multi-chip development program, a $313,454 increase in engineering consulting costs, a $565,778 increase in patent filing and legal costs tied to our portfolio of over 250 domestic and international filings and a $190,376 increase in design tools software spending.

Sales and Marketing Costs. Sales and marketing costs for the three months ended September 30, 2016 and 2015 were $736,751 and $767,762, respectively. The decrease in sales and marketing costs of $31,011 is primarily due to a decrease of $96,436 in stock-based compensation which is primarily due to the resignation of the Chief Commercial Officer during 2015 and a $35,635 decrease in consulting costs which is a result of employees now performing certain marketing duties previously performed by consultants, partially offset by minor increases in recruiting, travel and tradeshow expenses.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the three months ended September 30, 2016 and 2015 were $2,450,778 and $2,156,965, respectively. The increase in general administrative costs of $293,813 is primarily due to a $178,570 increase in compensation, including stock-based compensation of $71,421, attributable in part to increased headcount within the department, a $132,835 increase in legal and accounting expenses and a $127,247 increase in telecommunications costs from servicing a larger staff and increased video conferencing costs, partially offset by a $109,371 decrease in consulting costs which is a result of employees now performing duties previously performed by consultants.

Interest Income, Net. Interest income for the three months ended September 30, 2016 was $2,958 as compared to interest income of $2,656 for the three months ended September 30, 2015.

Net Loss. As a result of the above, net loss for the three months ended September 30, 2016 was $10,125,063 as compared to $5,605,661 for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 and 2015

Revenues.  During the nine months ended September, 2016 and 2015, we recorded revenue of $1,322,155 and $2,500,000, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Loss from operations for the nine months ended September 30, 2016 and 2015 were $31,215,601 and $18,689,887, respectively.

Research and Development Costs. Research and development costs, which include costs for developing our technology, were $23,080,918 and $13,008,190, respectively, for the nine months ended September 30, 2016 and 2015. The increase in research and development costs of $10,072,728 is primarily due to a $2,956,158 increase in compensation from increased engineering headcount within the department, including $511,823 in stock-based compensation, a $3,327,528 increase in chip design costs tied to our multi-chip development effort, a $1,357,833 increase in patent filing and legal costs tied to our portfolio of over 250 domestic and international filings, a $739,439 increase in software spending, primarily from our hosted design solution package and a $557,140 increase in consulting fees, primarily from additional assistance in quality assurance engineering.

Sales and Marketing Costs. Sales and marketing costs for the nine months ended September 30, 2016 and 2015 were $2,189,995 and $2,518,114, respectively. The decrease in sales and marketing costs of $328,119 is primarily due to a decrease of $321,140 in compensation, including a decrease in stock-based compensation of $302,535, primarily due to the resignation of the Chief Commercial Officer in October 2015.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the nine months ended September 30, 2016 and 2015 were $7,266,843 and $5,663,583, respectively. The increase in general administrative costs of $1,603,260 is primarily due to a $1,190,897 increase in compensation, including an increase in stock-based compensation of $890,185, attributable in part to increased headcount within the department, including the CFO position now being filled, and recognition of a full nine months of the CEOs RSU agreement during 2016, a $282,591 increase in telecommunications and supplies expense in order to accommodate a larger corporate staff and a $158,943 increase in legal and accounting fees.

Interest Income, Net. Interest income for the nine months ended September 30, 2016 was $9,441 as compared to interest income of $12,365 for the nine months ended September 30, 2015. The change in interest income is primarily due to a lower average cash balance during the nine months ended September 30, 2016.

Net Loss. As a result of the above, net loss for the nine months ended September 30, 2016 was $31,206,160 as compared to $18,677,522 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

During the three months ended September 30, 2016 and 2015, we recorded revenue of $1,003,973 and $2,075,000, respectively. During the nine months ended September 30, 2016 and 2015, we recorded revenue of $1,322,155 and $2,500,000, respectively. We incurred a net loss of $10,125,063 and $5,605,661 for the three months ended September 30, 2016 and 2015, respectively. We incurred a net loss of $31,206,160 and $18,677,522 for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in operating activities was $24,439,565 and $15,460,067 for the nine months ended September 30, 2016 and 2015, respectively. The Company is currently meeting its liquidity requirements principally through proceeds from the November 2015 sale of common stock pursuant to a shelf registration statement, proceeds from an investor through a private sale of common stock and payments received under product development projects entered into with a customer.

As of September 30, 2016, we had cash and cash equivalents of $24,956,255.

We believe our current cash on hand, together with anticipated payments received under current and future product development projects entered into with customers, will be sufficient to fund our operations into the fourth quarter of 2017. However, depending on how soon we are able to achieve meaningful commercial revenues, we may require additional financing to fully implement our business plan, the ultimate goal of which is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient option for end users. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Depending upon market conditions, we may choose to pursue additional financing to, among other reasons, accelerate our product development efforts, regulatory activities and business development and support functions with a view to capitalizing on the market opportunity we see for our wire-free charging technology. On April 24, 2015, we filed a “shelf” registration statement on Form S-3, which became effective on April 30, 2015. The “shelf” registration statement allows the Company from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. In November 2015, the Company consummated an offering under the shelf registration of 3,000,005 shares of common stock through which the Company raised net proceeds of $19,048,456. In August 2016, the Company sold shares in a private placement in which the Company raised net proceeds of $19,890,644.

During the nine months ended September 30, 2016, cash flows used in operating activities were $24,439,565, consisting of a net loss of $31,206,160, less non-cash expenses aggregating $6,095,109 (representing principally stock-based compensation of $5,405,908 and depreciation expense of $628,613), a $625,000 increase in accounts receivable, a $484,284 increase in prepaid and other current assets, partially offset by a $948,700 increase in accounts payable from the timing of invoice payments, a $717,002 increase in accrued expenses and a $112,245 increase in deferred revenue. During the nine months ended September 30, 2015, cash flows used in operating activities were $15,460,067, consisting of a net loss of $18,677,522, less non-cash expenses aggregating $4,984,540 (representing principally stock-based compensation of $4,306,435 and depreciation expense of $617,517), a $2,000,000 increase in accounts receivable and a $4,338 increase in prepaid expenses and other current assets, partially offset by an increase of $58,591 in accounts payable and an increase of $194,945 in accrued expenses.

During the nine months ended September 30, 2016 and 2015, cash flows used in investing activities were $858,445 and $732,634, respectively. The cash used in investing activities for the nine months ended September 30, 2016 consisted of the purchase of laboratory equipment and building fixtures. The increase for the nine months ended September 30, 2015 consisted primarily of the purchases of laboratory equipment, computer hardware and engineering software to support newly hired employees.

During the nine months ended September 30, 2016, cash flows provided by financing activities were $20,381,701, which consisted of $19,890,660 in net proceeds from the sale of stock in a private placement with an investor, $533,005 in proceeds from contributions to the employee stock purchase program (“ESPP”) and $270,716 in proceeds from the exercise of stock options, offset by $266,217 in shares withheld to cover payroll taxes on vested RSUs and $46,463 in shares withheld to cover payroll taxes on vested PSUs. During the nine months ended September 30, 2015, cash flows provided by financing activities were $208,298, which consisted of proceeds from contributions to the ESPP, proceeds from the exercise of stock options and disgorgement of profit from the sale of stock.

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

Off Balance Sheet Transactions

As of September 30, 2016, we did not have any off-balance sheet transactions.

Material Changes in Specified Contractual Obligations

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our most recent Annual Report on Form 10-K. There were no material changes outside the ordinary course of our business in the specified contractual obligations during the three and nine months ended September 30, 2016.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the nine months ended September 30, 2016. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2015 for a discussion of our exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the board of directors.

Based on their evaluation as of September 30, 2016, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 19, 2016, the Company issued Restricted Stock Unit awards to seven new non-executive employees as inducement grants to enter into employment with the Company. These awards cover a total of 126,000 shares of the Company’s common stock. These awards vest in four equal annual installments beginning on the first anniversary of the date of grant. These new hire inducement awards were granted pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933.

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

ENERGOUS CORPORATION
(Registrant)

Date: November 9, 2016	By:	/s/ Stephen R. Rizzone
Name: Stephen R. Rizzone
Title: President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Brian Sereda
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

