Form 10-K
period 2016-12-31
Energous Corp
filed 2017-03-16
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $216,604,925. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 6, 2017, there were 20,525,942 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2016. Portions of such proxy statement are incorporated by reference into Part III of this Form 10 - K.

ENERGOUS CORPORATION

PART I

As used in this Form 10-K, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, intentions for the future and the anticipated results of our development efforts. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to develop a commercially feasible technology; receipt of necessary regulatory approval; our ability to find and maintain development partners, market acceptance of our technology, the amount and nature of competition in our industry; our ability to protect our intellectual property; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report on Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Item 1. Business

Overview

We have developed a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that enables RF-based charging for electronic devices, providing wire-free charging solutions for contact-based charging as well as at a distance charging, ultimately enabling charging with mobility under full software control. Pursuant to our Strategic Alliance Agreement with Dialog Semiconductor plc (Dialog), Dialog will manufacture and distribute integrated circuit (“IC”) products incorporating our RF-based wire-free charging technology. Dialog will be our exclusive supplier of these ICs for the general market. We believe our proprietary technology can be utilized in a variety of devices, including wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries, medical devices and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

We believe our technology is novel in its approach, in that we are developing a solution that charges electronic devices by surrounding them with a focused, three-dimensional (“3D”) radio frequency (“RF”) energy pocket (“RF energy pocket”). We are engineering solutions that we expect to enable the wire-free transmission of energy for contact-based applications as well as far field applications of up to 15 feet in radius or in a circular charging envelope of up to 30 feet. We are also developing our Far Field transmitter technology to seamlessly mesh (much like a network of WiFi routers) to form a wire-free charging network that will allow users to charge their devices as they walk from room-to-room or throughout a large space. To date, we have developed multiple transmitter prototypes in various form factors and power capabilities. We have also developed multiple receiver prototypes, including smartphone battery cases, toys, fitness trackers, Bluetooth headsets and tracking devices, as well as stand-alone receivers.

When the company was first founded, we recognized the need to build and design an enterprise-class network management and control system (“NMS”) that was integral to the architecture and development of our wire-free charging technology. Our NMS system can be scaled up to control an enterprise consisting of thousands of devices or scaled down to work in a home or IoT environment.

The power, distance and mobility capabilities of the WattUp technology were validated by an internationally recognized independent testing lab in October 2015, and the results are published on our website.

Our technology solution consists principally of transmitter and receiver ICs and novel antenna designs driven through innovative algorithms and software applications. We submitted our first IC design for wafer fabrication in November 2013 and have since been developing multiple generations of transmitter and receiver ICs, multiple antenna designs, as well as algorithms and software designs that we believe, in the aggregate, will optimize our technology by reducing size and cost, while increasing performance to a level that will enable our technology to be integrated into a broad spectrum of devices. We have developed a “building block” approach which allows us to scale our product implementations by combining multiple transmitter building blocks and/or multiple receiver building blocks to provide the power, distance, size and cost performance necessary to meet application requirements. While the technology is very scalable, in order to provide the necessary strategic focus to grow the company effectively, we have defined our market as devices that require 10 watts or less of power to charge. We will continue to invest in IC development as well as in the other components of the WattUp system to improve product performance, efficiency, cost-performance and miniaturization as required to grow the business and expand the ecosystem, while also distancing us from any potential competition.

We believe that if our development, regulatory and commercialization efforts are successful, our transmitter and receiver technology will support a broad spectrum of charging solutions ranging from contact-based charging or charging at distances of a few millimeters (“near field”) to charging at distances of up to 15 feet (“far field”).

In February 2015, we signed a Development and License Agreement with one of the top consumer electronic companies in the world based on total worldwide revenues. The agreement is milestone-based and while there are no guarantees that the WattUp® technology will ever be integrated into our strategic partner’s consumer devices, we continue to progress the relationship as evidenced by the achievement of our revenues in 2016 from engineering services resulting from the achievement of certain milestones under the agreement. We anticipate continued progress with the relationship which we expect will result in additional engineering services revenue and ultimately, if they choose to incorporate our technology into one or more products, significant revenues based on the WattUp® technology being integrated into products being shipped to consumers.

In February 2016, we began delivering evaluation kits to potential licensees to allow their respective engineering and product management departments to test and evaluate our technology. We expect that the testing and evaluations currently taking place will lead to products beginning to be shipped to consumers in the second half of 2017.

In November 2016, we entered into a Strategic Alliance Agreement with Dialog, pursuant to which Dialog will manufacture and distribute IC products incorporating our wire-free charging technology. Dialog will be our exclusive supplier of these products for the general market. Our WattUp technology will use Dialog's SmartBond® Bluetooth low energy solution as the out-of-band communications channel between the wireless transmitter and receiver. In most cases Dialog's power management technology will then be used to distribute power from the WattUp receiver IC to the rest of the device while Dialog's AC/DC Rapid Charge™ power conversion technology delivers power to the wireless transmitter.

We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of March 15, 2017, we had in excess of 250 pending patent and provisional patent applications. Additionally, the U.S. Patent and Trademark Office (or the PTO) has issued 22 patents and notified us of the allowance of 10 additional patents. In addition to the inventions covered by these patents and patent applications, we have identified a significant number of additional specific inventions we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business and expand the core value of the Company.

We have recruited and hired a seasoned management team with both private and public company experience and relevant industry experience to develop and execute our operating plan. In addition, we have identified and hired key engineering resources in the areas of IC development, antenna development, hardware, software and firmware engineering as well as integration and testing which will allow us to continue to expand our technology and intellectual property as well as meet the support requirements of our licensees.

Our common stock is quoted on the NASDAQ Stock Market under the symbol “WATT”. As of March 15, 2017, we had 73 full-time employees, 57 of which were engineers. We were incorporated in Delaware in October 2012. Our corporate headquarters is located at 3590 North First Street, Suite 210, San Jose, CA 95134. Our website can be accessed at www.energous.com. The information contained on, or that may be obtained from our website, is not, and shall not be deemed to be, part of this Annual Report on Form 10-K.

Our Technology

The wire-free charging solution we are developing employs transmitter technology that creates a targeted 3D RF energy pocket around a receiving device (which may be mobile or fixed).

Figure 1 below shows a basic diagram of our solution. Today this solution is able to send RF energy from the transmitter (also referred to as a Power Router) to single as well as multiple devices.

Figure 1: Our Wire-free Charging Solution Diagram

First, our proprietary power router, or transmitter, locates the receiver(s) in 3-dimensional space via technology we have developed using standard Bluetooth® communications. Next, the transmitter, through software control, generates a controlled and focused RF-waveform to create an RF energy pocket around the receiver(s). Receiver(s) equipped with our antennas and ICs, and controlled by our software, are able to harvest power from this focused RF energy pocket. We believe that these receivers will be incorporated into various devices such as smartphones, wearables, fitness trackers, keyboards and mice, cameras, tablets, toys, IoT devices, sensors, remote controls, medical devices and other small electronics which contain embedded batteries.

Our transmitter uses proprietary software algorithms to dynamically direct, focus and control our RF waveform in three dimensions as it transmits energy to a moving object (such as a user holding their mobile device as they walk around a room).

Our initial demonstration system was able to transmit energy to multiple devices within a range of 15 feet in radius or in a circular charging envelope of 30 feet. We believe our current generation ICs and those in development will also allow us to significantly reduce the size and cost of both our transmitters and our receivers as well as provide increased delivered power and efficiency and faster synchronization speeds.

In January 2016, we announced a new Miniature WattUp Near Field Transmitter as well as a small form factor receiver, both of which were developed as a direct result of our efforts to reduce cost and size. The Miniature WattUp Near Field Transmitter offers contact-based charging. Contact-based charging, for which we have received FCC approval, allows for low power charging up to 5mm distances. Due to its low cost and small size, the miniature transmitter is anticipated to be bundled in-box with WattUp receiver enabled devices, replacing alternative charging solutions like power adapters and charging cables. The ability to bundle and provide a low cost, portable charging solution for receiver devices, provides portability to the WattUp solution, and is anticipated to accelerate the ecosystem build out.

Our Competition

There are numerous existing and commercially available methods to provide charging for battery-powered devices, including wall plug-in charging, inductive charging, magnetic resonance charging, charging stations and more. To our knowledge, almost all consumer electronic devices equipped with a rechargeable battery come bundled with a method to charge the device (for example, a power cord). Studies indicate that the consumer has grown tired and frustrated with tethered charging solutions and that the market is poised and will be receptive to untethered wire-free power solutions like our WattUp technology. We believe that the positive market response and interest in the WattUp technology we have seen suggests that consumer electronic companies that develop products incorporating our technology will generate incremental sales and realize highly differentiated competitive advantages.

We believe our WattUp technology has a number of advantages compared to traditional charging technologies in terms of size, cost, mobility and portability. Further, our technology allows us to target a device and track that device if it moves or is moving, and transmit focused energy to the targeted device to charge the device without having to remove the battery or plug in the device.

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

RF Harvesting. Harvesting RF energy is at the core of our WattUp technology. RF harvesting typically utilizes directional antennas to target and deliver energy. To our knowledge, there are two other companies attempting to utilize a directional pocket of energy similar to that being developed by us.

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

Our Business Strategy

Pursuant to our Strategic Alliance Agreement with Dialog, Dialog will manufacture and distribute IC products incorporating our wire-free charging technology. Dialog will be our exclusive supplier of these products for the general market. We believe there are several verticals with large volumes of potential annual sales  that would benefit from our technology, and as a result, may purchase our proprietary components through the Strategic Alliance Agreement. Our intent is not to design and manufacture consumer electronic products, but rather to support the development and proliferation of our WattUp® technology to form a ubiquitous wire-free charging ecosystem.

We believe that our greatest market opportunity lies in creating a ubiquitous ecosystem for wire-free charging at a distance, in much the same way as the Wi-Fi ecosystem has developed. The goal is to ensure interoperability between transmitters and receivers that are based on our technology, regardless of who made them, installed them into finished goods, or marketed them. The implementation of previous ubiquitous solutions such as Wi-Fi and Bluetooth helps to illustrate our goal. For example, Wi-Fi routers, regardless of their designer or manufacturer, work with Wi-Fi receivers installed in various consumer electronic devices, regardless of the manufacturer. As a result, we are following the same rollout strategy as Wi-Fi in that we :

•	Carefully select initial target markets;
•	Build multiple silicon-based chips to advance the technology;
•	Partner with leading product companies;
•	Develop reference designs to reduce early adopter risks and foster adoption;
•	Provide game-changing benefits to the consumer in terms of utility and convenience;
•	Design initial iterations of the technology to be small but scalable implementations that are compatible on both a local and enterprise scale;
•	Invest in ease of use;

•	Develop a strategy to build out the ecosystem starting with the consumer and expanding to enterprise, industrial and military;
•	Implement a plan to initially sell ICs migrating to a combination of selling ICs and integrating our device libraries into third-party silicon such as Bluetooth Low Energy and Power Management Chips; and
•

Support a consortium like the AirFuel™ Alliance (AFA) that is expected to lead to a qualification process to ensure compatibility of our WattUp technology across vendors and develop a common user experience at the application level.

In order for our technology to become a ubiquitous solution for charging at a distance, we intend to pursue an ecosystem strategy for our technology, engaging not only potential licensees for our transmitter and receiver technologies, but also their upstream and downstream value chain partners. We also intend to prioritize protecting our intellectual property portfolio, as we believe this strategy will make it less likely that a competing platform will be able to gain a solid foothold in the RF-based wireless charging-at-a-distance market and compete with our technology in a meaningful way.

We believe our strategic relationship with Dialog will enable us to reap the benefits of our technology much faster and with greater penetration than by manufacturing and distributing products ourselves. We believe this strategic relationship allows us to concentrate our efforts and resources on engineering, development and commercialization projects to accelerate the introduction and adoption of the WattUp solution.

In order to engage with potential licensees of the WattUp technology we have developed evaluation kits consisting of a transmitter and a receiver along with the enabling software to allow potential strategic partners to test the technology in their labs. The kits form a base “building block” component that is scalable to meet the needs of specific applications. We are developing processes and the support capabilities to assist potential customers as they evaluate the technology and develop specific designs to incorporate it.

In selecting our initial customers, our goal is to identify those customers who have an internal product cycle that will support rapid deployment with the end goal to release WattUp devices to the consumer as quickly as possible thereby securing a first to market advantage and accelerating the path to revenue and profitability.

Since we are developing a new paradigm as to how consumers will charge their electronic devices, the operational details of our strategy continue to evolve as our technology matures and our engagements with strategic partners solidify. As a result, we expect to make operational course corrections as we steer the company towards our goal of a ubiquitous wire-free charging solution.

Our Target Markets

We believe that our technology will be compelling to many vertical markets, each of which may have several potential customers. To focus our activities and see WattUp-enabled products in the hands of consumers as quickly as possible, we will likely select certain initial target markets and customers because of their time-to-market capabilities and their market potential. As we continue to develop our technology, we intend to add additional markets and partners to expand our market presence.

We identify our initial target markets within these two hardware categories:

Transmitter Target Markets

We believe our transmitter technology will be developed and released to the consumer in three basic categories:

•	Stand-alone transmitters that are either sold independently or bundled as part of a pairing with a WattUp-enabled receiver device;
•	Transmitters that are integrated into third party devices like televisions, computer monitor bezels, sound bars, refrigerator doors, etc.; and
•	Transmitters that are integrated with Wi-Fi routers to form a single device that provides both connectivity and wire-free power.

Stand-Alone Transmitters:

Our current plans call for stand-alone transmitters to be released in three separate and distinct categories:

Near Field WattUp Transmitters:

Because of the distinct advantages compared to other existing forms of contact-based wireless charging including ease of manufacturing and relative ease of regulatory approval, we expect that products using our Near Field transmitter technology will be the first WattUp enabled products on the market. Our Near Field transmitters are ideally suited for wearables, IoT devices and other small electronics which require a small form factor receiver and a low-cost charging solution. These small, inexpensive transmitters will likely be USB-powered, and will have a range of up to five millimeters. These solutions will initially be one-to-one (one transmitter to one receiver) with follow-on versions being one transmitter to multiple receivers.

Mid Field WattUp Transmitters:

We expect that our Mid Field WattUp transmitters will be geared to the desktop and automotive markets and will likely have a range of a few centimeters to one meter from the transmitter. We also intend for the Mid Field transmitters to have tracking ability to support mobile applications and multiple receiving devices. Likely implementations of midsized WattUp transmitters will include small desktop and nightstand transmitters designed to send low power at distances for accessories and wearables. The same technology may also likely be integrated into third party devices like computer monitor bezels, nightstand consumer electronics, accessories such as low voltage portable battery chargers and integrated automotive applications.

Far Field WattUp Transmitters:

Far Field WattUp transmitters are full featured transmitters with the power to charge multiple devices at distances of up to 15 feet or anywhere within a 30-foot diameter circle. We also expect that Far Field WattUp transmitters will have the ability to “pair” with other Far Field WattUp transmitters allowing the user to create a large charging envelope encompassing many different rooms or large spaces while seamlessly providing charging to mobile devices that are moving through the coverage space. Far Field WattUp transmitters may also play a significant role in the powering of IoT devices that are fixed such as security cameras and sensors. These may also be charged from a WattUp-enabled wifi router, which adds RF-based charging-at-a-distance functionality.

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

In January 2016, we entered into an agreement with Pegatron, an ODM company, to explore the production of Near Field WattUp transmitters. This Near Field transmitter design is intended to replace the typical USB cord and power adapter included with many small electronics products today. Incorporation of the WattUp® technology into a Near Field transmitter would allow the intended receiver product to become waterproof as there is no longer a need for a power input port on the device, while still allowing for an in-box charging solution.

As part of our go-to-market strategy under the Strategic Alliance Agreement with Dialog, we are currently working with customers offering consumer and commercial applications of our technology. We also intend to engage with concentrated consumer destinations, for example, coffee shop and restaurant chains, airport lounges and airports.

Receiver Target Markets

We believe there are a wide variety of potential uses for our receiver technology, including:

•	Smartphones
•	Hearing aids
•	IOT devices
•	Wearables
•	Tablets
•	Mice
•	Gaming consoles and controllers
•	Keyboards
•	e-book readers
•	Remote controls
•	Sensors (such as thermostats)
•	Toys
•	Rechargeable batteries
•	Rechargeable lights
•	Automotive accessories
•	Personal care products (such as toothbrushes or shavers)
•	Retail inventory management (such as RFID tags)
•	Hand-held industrial devices (such as scanners or keypads)
•	Medical devices

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

This Development and License Agreement and subsequent amendments contains both invention and development milestones requirements that we will need to achieve through fiscal 2017 and potentially beyond. If we achieve such milestones, we are entitled to receive milestone-based development payments under the agreement.

During the development phase until one year after the first customer shipment, we will afford this customer a time to market advantage in the licensed product categories.

This agreement was last amended in February 2016 to allow us to develop technology for competing customers in certain vertical markets. In addition, the amendment more clearly defines that the technology and associated intellectual property we are developing under the Development and License Agreement remains the property of Energous.

WattUp uses small form factor antennas that are formed using the existing device's printed circuit board, removing the need for larger, more expensive coils. This enables broader adoption of wireless charging in a larger range of battery-powered devices, such as smartphones, tablets, Internet of Things (IoT) devices, small form factor wearables, gaming and Virtual Reality (VR)/Augmented Reality (AR) devices.

If successful, we believe this agreement presents an opportunity to accelerate critical mass adoption for WattUp® wire-free power. We also believe that with our partner, this critical mass could be driven first by the wide adoption of our receiver technology and second by the broad distribution of embedded or stand-alone transmitters into other consumer electronics devices. Finally, having this wide adoption on both the transmitter and the receiver side should create demand for broad adoption of our technology from circles outside of our key strategic partner.

In November 2016, we entered into a Strategic Alliance Agreement with Dialog for the manufacture and distribution of IC products incorporating our wire-free charging technology. We agreed to engage Dialog as our exclusive supplier of these products for specified fields of use. Our WattUp chipsets will be ordered through and manufactured by Dialog, will carry the Dialog brand and will be shipped and supported by Dialog. Dialog agreed to not distribute, sell or work with any third party to develop any competing products without our approval. Energous and Dialog agreed on a revenue sharing arrangement and will collaborate on the commercialization of licensed products based on a mutually-agreed upon plan.

Our WattUp technology will use Dialog's SmartBond® Bluetooth low energy solution as the out-of-band communications channel between the wireless transmitter and receiver. Dialog's power management technology will then be used to distribute power from the WattUp receiver IC to the rest of the device while Dialog's AC/DC Rapid Charge™ power conversion technology delivers power to the wireless transmitter.

Research and Development

Research and development costs account for a substantial portion of our operating expenses. Our research and development expenses were $32.8 million, $18.8 million, and $12.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. Research and development expenses are expected to increase in the future as we concentrate our efforts and resources on the commercialization of our technology.

Our Intellectual Property

As a company with a primary focus on licensing, we expect that our most valuable asset will be our intellectual property. This includes U.S. and foreign patents, patent applications and know-how. We are pursuing an aggressive intellectual property strategy and are developing new patents. As of March 15, 2017, we have in excess of 250 pending patent and provisional patent applications. Additionally, the PTO has issued our first 22 patents and notified us of the allowance of ten additional patents. In addition to the inventions covered by these patents and patent applications, we have identified a significant number of additional specific inventions we believe may be novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop.

Government Regulation

Our wire-free charging technology involves the transmission of power using RF energy waves, which is subject to regulation by the Federal Communications Commission (“FCC”), and may be subject to regulation by other federal, state, local and international agencies. We believe our technology is safe, and we are consulting with the FCC and other regulatory bodies to establish a process by which devices incorporating WattUp® technology can secure required approvals.

Concerning FCC approvals, as part of the regulatory approval process, we believe devices incorporating the WattUp® technology will need to obtain approvals under both FCC Part 15 and FCC Part 18. We are confident that our technology allows devices to be approved under Part 15. In addition, because our technology involves the transmission of power greater than the power threshold limits of Part 15, we also expect devices incorporating our technology will need to obtain FCC Part 18 approval. The design of the WattUp® technology is such that we believe we will be able to demonstrate that our power transmissions do not violate current FCC regulations pertaining to human exposure to RF emissions and that WattUp® technology complies with the Part 18 technical requirements. However, the transmission of power in this manner by a consumer product at the ranges we are proposing has not yet been approved by the FCC. There can be no assurance that the FCC will determine that devices incorporating WattUp® technology are eligible for Part 18 approval, that FCC approval will be able to be obtained for specific devices, or that other governmental approvals will not be required

Employees

As of March 15, 2017, we had 73 full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants, including technical advisors, on an as-needed basis to supplement existing staff. Consultants and technical advisors provide us with expertise in electrical engineering, software development and other specialized areas of engineering and science.

Item 1A. Risk Factors

We are subject to many risks that may harm our business, prospects, results of operations and financial condition. This discussion highlights some of the risks that might adversely affect our future operating results in material ways. We believe these are the risks and uncertainties that are the most important ones we face. We cannot be certain that we will successfully address these risks, and if we are unable to address them, our business may not grow, our stock price may suffer and you could lose the value of your investment in our company. Other risks and uncertainties that we do not currently recognize as material risks, or that are similar to risks faced by other companies in our industry, may also impair our business, prospects, results of operations and financial condition. The risks discussed below include forward-looking statements, and our actual results may differ substantially from what is in these forward-looking statements.

Risks Related to Our Business

Other than engineering services revenues, we have no history of generating revenue, have a history of operating losses, and we may never achieve or maintain profitability.

We have a limited operating history upon which investors may rely in evaluating our business and its prospects. We have generated only very limited revenues to date and we have a history of losses from operations. As of December 31, 2016, we had an accumulated deficit of approximately $125 million. Our ability to generate revenues on a more reliable and larger scale, and to achieve profitability, will depend on our ability to execute our business plan, complete the development of our technology, and incorporate it into products that customers wish to buy, and to do so rapidly with appropriate financing if necessary. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

Terms of our Development and License Agreement with a tier-one consumer electronics company could inhibit potential licensees from working with us in specific markets.

We have entered into a Development and License Agreement with a tier-one consumer electronics company to embed our WattUp wire-free charging receiver and transmitter technology in various products, including mobile consumer electronics and related accessories. This agreement provides our strategic partner a time-to-market advantage during the development and until one year after the first customer shipment for specified consumer WattUp-enabled products. This may inhibit other potential licensees of our technology from engaging with us and may cause them to seek solutions offered by other companies, which could have a negative impact on our revenue opportunities and financial results.

We may be unable to demonstrate the feasibility of our technology.

We have developed working prototypes of products using our technology, but additional research and development is required to commercialize our technology for mid field and far field applications so that it can be successfully integrated into commercial products. Our research and development efforts remain subject to the risks associated with the development of new products that are based on emerging technologies, such as unanticipated technical problems, the inability to identify products utilizing our technology that will be in demand with customers, getting our technology designed in to those products, designing new products for manufacturability, and achieving acceptable price points for final products. Any delays in developing our technology that arise from factors of this sort would aggravate our exposure to the risk of having inadequate capital to fund the research and development needed to complete development of these products. Technical problems causing delays would cause us to incur additional expenses that would increase our operating losses. If we experience significant delays in developing our technology and products based on it for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail and you could lose the value of your investment in our company. To our knowledge, the technological concepts we are applying have never previously been successfully applied. If we fail to develop practical and economical commercial products based on our technology, our business may fail and you could lose the value of your investment in our stock.

The FCC may deny approval for our technology, and future legislative or regulatory changes may impair our business.

Our wire-free charging technology involves transmission of power using radio frequency energy, which is subject to regulation by the Federal Communications Commission, or FCC, and may be subject to regulation by other federal, state and local agencies. We intend to design our technology to operate in a frequency band that is also used for Wi-Fi routers and other wireless consumer electronics. Different customer applications may require us to develop our technology to work at different frequencies. For those products, the FCC grants product approval if, among other things, the human exposure to radio frequency emissions is below specified thresholds. For some of our products that transmit more power, additional FCC approvals would be required. We received an initial approval for near field charging technology in 2016. There is no guarantee that additional FCC approvals that may be necessary to commercialize our technology will be obtained. To our knowledge, the transmission of power using RF energy by a consumer product at the ranges and power levels we are proposing has not previously been approved by the FCC. There can be no assurance that devices incorporating our technology will be able to obtain FCC approval or that other governmental approvals will not be required. Our efforts to have devices using our technology to be authorized by the FCC could be costly and time consuming, making it more difficult to achieve our business plan. If manufacturers of these products are unable to receive required approvals in a timely and cost-efficient manner, our technology may be used less often and our business and operating results could be materially harmed. The cost of compliance with new laws or regulations governing our technology could adversely affect our revenues and financial results. Any such new laws or regulations could impose restrictions or obligations on us that could require us to redesign our technology or future products, and may impose restrictions that are difficult or impracticable to comply with, which could harm our business and operating results.

We are currently dependent upon our strategic relationship with Dialog Semiconductor, a provider of electronics products, and there can be no assurance that we will achieve the expected benefits of this relationship.

We have entered into a strategic cooperation agreement with Dialog Semiconductor, a provider of electronics products, pursuant to which we licensed our WattUp technology to Dialog and it became the exclusive provider of our technology. We intend to leverage Dialog’s sales and distribution channels and its operational capabilities to accelerate market adoption of our technology, while we focus our resources on research and development of our technology. There can be no assurance that Dialog will promote our technology successfully, or that it will be successful in producing and distributing products containing our technology to our customers’ specifications. Dialog may have other priorities or may encounter difficulties in its own business that interfere with the success of our relationship. If this strategic relationship does not work as we intend, then we may be required to seek an arrangement with another strategic partner, or to develop internal capabilities, which will require a commitment of management time and our financial resources to identify a replacement strategic partner, or to develop our own production and distribution capabilities. As a result, we may be unable without undue expense to replace this agreement with one or more new strategic relationships to promote and provide our technology to end users.

We may require additional financing in order to achieve our business plans, and there is no guarantee that additional financing will be available on acceptable terms, or at all.

We believe our technology is novel and promising in offering, but the electronics industry in general – and the power, recharging and alternative recharging segments of that industry in particular – are subject to intense competition and new technologies often emerge to dominate other technologies. Accordingly, for our business plans to succeed we believe it will be important for us to move quickly to develop our technology, obtain required regulatory approvals and engage with strategic partners. As a small company, we may be unable to successfully implement our ambitions of targeting large markets in a competitive industry segment without significantly increasing our resources. We may not have sufficient funds to fully implement our business plan. While we believe our current cash on hand, together with anticipated payments received under product development projects entered into with customers, will be sufficient to fund our operations through 2017. Depending on how soon we are able to begin to generate meaningful commercial revenue we may need to raise capital through new financings. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which could restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. There can be no assurance that additional funds will be available on terms attractive to us, or at all, which may require us to curtail development of our technology or reduce our operations. We could be forced to sell or dispose of our rights or assets we may have. Accordingly, if we are not able to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operation and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

We may have difficulty managing growth in our business.

Expanding our activities as we intend will increase the demands on our financial, technical, operational and management resources. If we do not upgrade our technical, administrative, operating and financial control systems, or the unexpected expansion difficulties arise, including issues relating to our research and development activities and retention of experienced scientists, managers and engineers, could have a material adverse effect on our business, our results of operations and financial condition, and our ability to timely execute our business plan. If we are unable to implement these actions in a timely manner, our results may be adversely affected.

If products incorporating our technology are launched commercially but do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

Acceptance of a wire-free charging system as a preferred method to recharge low-power fixed and mobile electronic devices will be crucial to our continued success. Consumers and commercial customers will not begin to use or increase the use of products incorporating our technology unless they agree that the convenience of our wire-free charging solution would be worth the additional expense of purchasing such products. These and other factors, including the following factors, may affect the rate and level of market acceptance of products in our industry:

•	the price of products incorporating our technology relative to other products or competing methods of recharging;
•	the effectiveness of sales and marketing efforts of our commercialization partners;
•	the support and rate of acceptance of our technology and solutions with our joint development partners;
•	Perception, by individual and enterprise users, of our wire-free charging solution’s convenience, safety, efficiency and benefits compared to competing methods of recharging;
•	press and blog coverage, social media coverage, and other publicity and public relations factors which are not within our control; and
•	regulatory developments related to our solution or their inclusion in others’ products.

If we are unable to achieve or maintain market acceptance of our technology and related products, our business would be significantly harmed.

If products incorporating our technology are commercially launched, we may experience seasonality or other unevenness in our financial results in consumer markets or a long and variable sales cycle in enterprise markets.

While we do not now have license revenue, , our strategy depends on the development of successful commercial products and effectively licensing our technology into the consumer, enterprise and commercial markets. We will need to understand procurement and buying cycles to be successful in licensing our technology into those markets. We anticipate it is possible that demand for our technology could vary similarly with the market for products with which our technology may be used, for example, the market for new purchases of laptops, tablet, mobile phones, gaming systems, toys, wearables and the like. Such consumer markets are often seasonal, with peaks in and around the December holiday season and the August-September back-to-school season. Enterprises and commercial markets may have annual or other budgeting and buying cycles that could affect us, and, particularly if we are designated as a capital improvement project, we may have a long or unpredictable sales cycle.

We may not be able to achieve all the features we seek to include in our technology.

We have developed working prototypes of commercial products that utilize our technology. Additional features and performance specifications we seek to include in our technology have not yet been developed. For example, certain customer applications may require specific combinations of cost, footprint, efficiencies and capabilities at various charging power levels and distances as part of an overall system. We believe our research and development efforts will yield additional functionality and capabilities over time. However, there can be no assurance that we will be successful in achieving all the features we are targeting and our inability to do so may limit the appeal of our technology to consumers.

Use of our technology or other future products based on our technology may require the user to purchase additional products to use with existing devices. To the extent these additional purchases are inconvenient, the adoption of our technology under development or other future products could be slowed, which would harm our business.

For rechargeable devices that utilize our receiver technology, the technology may be embedded in a sleeve, case or other enclosure. For example, products such as remote controls or toys equipped with replaceable AA size or other batteries would need to be outfitted with enhanced batteries and other hardware enabling the devices to be rechargeable by our system. In each case, an end user would be required to retrofit the device with a receiver and may be required to upgrade the battery technology used with the device (unless, for example, compatible battery technology and a receiver are built into the device). These additional steps and expenses may offset the convenience for some users and discourage some users from purchasing our technology under development or other future products. Such factors may inhibit adoption of our technology, which could harm our business. We have not developed an enhanced battery for use in devices with our technology, and our ability to enable use of our technology with devices that require an enhanced battery will depend on our ability to develop a commercial version of such a battery that could be manufactured at a reasonable cost. If we fail to develop or enable a commercially practicable enhanced battery, our business could be harmed, and we may need to change our strategy and target markets.

Laboratory conditions differ from field conditions, which could affect the effectiveness of our technology under development or other future products. Failures to move from laboratory to the field effectively would harm our business.

When used in the field, our technology may not perform as expected based on test results and performance of our technology under controlled laboratory circumstances. For example, in the laboratory a configuration of obstructions of transmission will be arranged in some fashion, but in the field receivers may be obstructed in many different and unpredictable ways over which we have no control. These conditions may significantly diminish the power received at the receiver or the effective range of the transmitter, because the RF energy from the transmitter may be absorbed by obscuring or blocking material or may need to be reflected off a surface to reach the receiver, making the transmission distance longer than straight-line distances. The failure of products using our technology or other future products to be able to meet the demands of users in the field could harm our business.

Safety concerns and legal action by private parties may affect our business.

We believe that our technology is safe. However, it is possible that we could discover safety issues with our technology or that some people may be concerned with wire-free transmission of power in a manner that has occurred with some other wireless technologies as they were put into residential and commercial use, such as the safety concerns that were raised by some regarding the use of cellular telephones and other devices to transmit data wirelessly in close proximity to the human body. While we plan to at least partially address this potential concern by developing our management software and sensor technology to be configurable by users to selectively recharge devices in ways that would be intended to avoid recharging in close proximity to a human body, such as recharging only during predetermined time periods or recharging only when the device is not moving, we do not plan to conduct any tests to determine whether RF waves produce harmful effects on humans or other animals. We may be unable to effectively prevent recharging in close proximity to a user’s body, which could affect the marketability of our technology or could result in requests for law or regulation governing our technology under development or a class of products in which our technology under development would be included. In addition, while we believe our technology is safe, users of our technology under development or other future products who suffer medical ailments may blame the use of products incorporating our technology, as occurred with a small number of users of cellular telephones. A discovery of safety issues relating to our technology could have a material adverse effect on our business and any legal action against us claiming our technology caused harm could be expensive, divert management and adversely affect us or cause our business to fail, whether or not such legal actions were ultimately successful.

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

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render our technology under development or future products based on our technology obsolete. Many of our competitors have greater corporate, financial, operational, sales and marketing resources than we have, as well as more experience in research and development. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete. We may not have or be able to raise or develop the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

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

If our technology is not competitive based on these or other factors, our business could be harmed.

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in products incorporating our technologies. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. For example, we may be unsuccessful in defending our patents and other proprietary rights against third party challenges. If we do not have the resources to defend our intellectual property, the value of our intellectual property and our licensed technology will decline, threatening our potential revenue and results of operations.

We have in excess of 250 pending U.S. patents and provisional patent applications on file. The PTO issued our first twenty-two patents and notified us of the allowance of ten additional patents to protect our technology.

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

Our strategy is to deploy our technology into the market, license patent and other proprietary rights to aspects of our technology to third parties and customers. Disputes with our licensors may arise regarding the scope and content of these licenses. Further, our ability to expand into additional fields with our technologies may be restricted by existing licenses or licenses we may grant to third parties in the future.

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

We may be subject to patent infringement or other intellectual property lawsuits that could be costly to defend.

Because our industry is characterized by competing intellectual property, we may become involved in litigation based on claims that we have violated the intellectual property rights of others. Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. No assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields (including some pertaining specifically to wireless charging technologies), our competitors or other third parties may assert that our products and technology and the methods we employ in the use of our products and technology are covered by United States or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending which may result in issued patents that our technology under development or other future products would infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our technologies, products or parts may infringe and of which we are unaware. As the number of competitors in the market for wire-free power and alternative recharging solutions increases, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling any infringing products of ours unless we could obtain a license or were able to redesign the product to avoid infringement. If we were unable to obtain a license or successfully redesign, we might be prevented from selling our technology under development or other future products. If there is a determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, pay a settlement, or pay ongoing royalties, or be enjoined. In these circumstances, we may be unable to sell our products or license our technology at competitive prices or at all, and our business and operating results could be harmed.

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

In addition, if a product that we or a strategic partner design is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we or our strategic partners may be required to notify regulatory authorities and/or to recall the product. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of products incorporating our technology, which could in turn result in required recalls, restrictions on the sale of such products or other penalties. The adverse publicity resulting from any of these actions could adversely affect the perception of our customers and potential customers. These investigations or recalls, especially if accompanied by unfavorable publicity, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

We are subject to risks associated with our utilization of consultants.

To improve productivity and accelerate our development efforts while we build out our own engineering team, we use experienced consultants to assist in selected business functions, including the development of our ICs. We take steps to monitor and regulate the performance of these independent third parties. However, arrangements with third party service providers may make our operations vulnerable if these consultants fail to satisfy their obligations to us as a result of their performance, changes in their own operations, financial condition, or other matters outside of our control. Effective management of our consultants is important to our business and strategy. The failure of our consultants to perform as anticipated could result in substantial costs, divert management’s attention from other strategic activities, or create other operational or financial problems for us. Terminating or transitioning arrangements with key consultants could result in additional costs and a risk of operational delays, potential errors and possible control issues as a result of the termination or during the transition.

We expect to depend on consumer electronics supply chain firms to manufacture and market products using our technology. If these firms fail to successfully manufacture, market and distribute our technology under development, our business and results of operations will be materially harmed.

We intend to license our system architecture, proprietary waveform, antenna designs to consumer electronics supply chain firms, rather than manufacture our technology ourselves. We will not be able to control the efforts and resources these consumer electronics supply chain firms devote to marketing our technology under development or other future products. Those firms may not be able to successfully market and sell the products they develop based on our technology, may not devote sufficient time and resources to support the marketing and selling efforts, and may not market those products at prices that will permit the products to develop, achieve or sustain market acceptance. Finding new licensors could be an expensive and time-consuming process and we may not be able to find suitable consumer electronics supply chain firms and other distribution strategic partners on acceptable terms or at all. If we cannot find suitable third party partners or our third-party partners experience difficulties, do not actively market our technology under development or future products or do not otherwise perform under our license agreements, our potential for revenue may be dramatically reduced, and our business could be harmed.

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

We may not be able to develop a technology that meets the specifications required by our Development and License Agreement with our tier-one consumer products company customer. Even if we succeed in developing a technology that meets all the specifications, this customer could decline to use our technology in its products. Any of these events would have a material adverse effect on our business.

The terms of our Development and License Agreement with a tier-one consumer products company require us to meet stringent performance specifications and aggressive technical milestones. While we are devoting substantial corporate time and resources to the development of our technology for this company’s products, there can be no assurance that we can meet the performance specifications and technical milestones in the timeframe required by the Development and License Agreement or at all. Further, the decision to embed our technology within its products is completely in our development partner’s discretion and it could decline to use our technology in its products even if we meet all the performance specifications and technical milestones set forth in the agreement. Additionally, the Development and License Agreement prohibits us from the development of our technology for certain product categories until one year following our development partner’s introduction of products with our technology embedded in those categories to consumers. If we are unable to meet the stringent performance specifications and aggressive technical milestones required by the Development and License Agreement or our development partner declines to embed our technology in its products, our business could be significantly harmed in the absence of additional license agreements that equal or exceed the potential of this agreement. The harm to our business resulting from either of these scenarios will exacerbated by the fact that we have agreed to limited exclusivity in certain product categories with our development partner.

We are highly dependent on key members of our executive management team. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of a very small number of key executives. If we lose the services of any of these persons, we would be required to expend significant time and money in the pursuit of replacements, which may result in a delay in the implementation of our business plan and plan of operations. We can give no assurance that we could find satisfactory replacements for these individuals on terms that would not be unduly expensive or burdensome to us. We do not currently carry a key-man life insurance policy that would assist us in recouping our costs in the event of the death or disability of any of these executives.

Our success and growth depend on our ability to attract, integrate and retain high-level engineering talent.

Because of the highly specialized and complex nature of our business, our success depends on our ability to attract, hire, train, integrate and retain high-level engineering talent. Competition for such personnel is intense because we compete for talent against many large profitable companies and our inability to adequately staff our operations with highly qualified and well-trained engineers could render us less efficient and impede our ability to develop and deliver a commercial product. Such a competitive market could put upward pressure on labor costs for engineering talent. We may incur significant costs to attract and retain highly qualified talent, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. Volatility or lack of performance in our stock price may also affect our ability to attract and retain qualified personnel.

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

Our common stock is currently listed on The NASDAQ Stock Market under the symbol “WATT.” For the period from March 28, 2014 when trading began on The NASDAQ Stock Market through March 6, 2017, the daily trading volume for shares of our common stock ranged from 6,200 to 6,288,000 shares traded per day, and the average daily trading volume during such period was approximately 394,000 shares.

The market price of the common stock has fluctuated significantly since it was first listed on The NASDAQ Stock Market on March 28, 2014. Since this date, through March 6, 2017, the intra-day trading price has fluctuated from a low of $3.65 to a high of $20.55. The price of our common stock may continue to fluctuate significantly in response to factors, many of which are beyond our control, including the following:

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

All decisions with respect to the management of our company are made by our board of directors and our officers, who beneficially own approximately 8% of our common stock collectively. In addition, other greater than 5% stockholders such as DvineWave which beneficially owned approximately 7.7% of our common stock as of December 31, 2016 and Ascend Capital LLC and its affiliates, which beneficially owned approximately 17.8% of our common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We expect to continue to incur significant costs as a result of being a public reporting company and our management will be required to devote substantial time to meet our compliance obligations.

As a public reporting company, we incur significant legal, accounting and other expenses. We are subject to reporting requirements of the Securities Exchange Act of 1934 and rules subsequently implemented by the Securities and Exchange Commission (“SEC”) that require us to establish and maintain effective disclosure controls and financial controls, as well as some specific corporate governance practices. Our management and other personnel are expected to devote a substantial amount of time to compliance initiatives associated with our public reporting company status.

We may be subject to securities litigation, which is expensive and could divert management attention.

Our stock price has fluctuated in the past and may be volatile in the future. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation, and we may be the target of litigation of this sort in the future. Securities litigation is costly and can divert management attention from other business concerns, which could seriously harm our business and the value of your investment in our company.

An active trading market for our common stock may not be maintained.

Our stock is currently traded on The NASDAQ Stock Market, but we can provide no assurance that we will be able to maintain an active trading market on The NASDAQ Stock Market or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

Provisions of our certificate of incorporation and bylaws, and applicable Delaware law, may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our certificate of incorporation and bylaws:

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

Item 1B. Unresolved Staff Comment

Not applicable.

Item 2. Properties

On September 10, 2014, we entered into a Lease Agreement with Balzer Family Investments, L.P. (the “Landlord”) related to space located at Northpointe Business Center, 3590 North First Street, San Jose, California. The initial term of the lease is 60 months, with initial monthly base rent of $36,720 and the lease is subject to certain annual escalations as defined in the agreement. On October 1, 2014, we relocated our headquarters to this new location.  We issued to the Landlord 41,563 shares of the Company’s common stock valued at $500,000, of which $400,000 will be applied to reduce our monthly base rent obligation by $6,732 per month and of which $100,000 was for certain tenant improvements. We recorded $400,000 as prepaid rent on our balance sheet, which is being amortized over the term of the lease and recorded $100,000 as leasehold improvements.

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

On July 9, 2015, we entered into a sub-lease agreement for additional space in Costa Mesa, CA. The agreement has a term which expires on September 30, 2017 and a monthly rent of $6,376.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed on the NASDAQ Stock Market under the symbol “WATT.” The table below provides, for the fiscal quarters indicated, the reported high and low closing sales prices for our common stock on the NASDAQ Stock Market since January 1, 2015.

	Price Range
	High	Low
Fiscal Year Ended December 31, 2015
First Quarter	$12.16	$8.63
Second Quarter	$9.58	$6.98
Third Quarter	$8.40	$5.90
Fourth Quarter	$8.84	$6.57
Fiscal Year Ended December 31, 2016
First Quarter	$11.02	$3.86
Second Quarter	$13.65	$9.58
Third Quarter	$19.61	$11.74
Fourth Quarter	$19.26	$12.92

As of December 31, 2016, there were 14 holders of record of our common stock. We believe we have significantly more beneficial holders of our common stock.

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

	2016	2015	2014

Selected data from the Statements of Operations:
Revenue	$1,451,941	$2,500,000	$-
Loss from operations	$(45,830,720)	$(27,577,339)	$(20,374,709)
Change in fair value of derivative liabilities	$-	$-	$(26,265,177)
Net loss	$(45,817,394)	$(27,561,702)	$(45,603,110)
Basic and diluted net loss per common share	$(2.60)	$(2.07)	$(5.75)

Selected data from Balance Sheets:
Total Assets	$35,258,940	$32,675,528	$33,828,923

The Company has had no long-term liabilities, preferred stock or dividends declared.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have developed a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that enables RF-based charging for electronic devices, providing wire-free charging solutions for contact-based charging as well as at a distance charging, ultimately enabling charging with mobility under full software control. Pursuant to our Strategic Alliance Agreement with Dialog Semiconductor plc, Dialog will manufacture and distribute integrated circuit (“IC”) products incorporating our RF-based wire-free charging technology. Dialog will be our exclusive supplier of these ICs for the general market. We believe our proprietary technology can be utilized in a variety of devices, including wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries, medical devices and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

We believe our technology is novel in its approach, in that we are developing a solution that charges electronic devices by surrounding them with a focused, three-dimensional (“3D”) radio frequency (“RF”) energy pocket (“RF energy pocket”). We are engineering solutions that we expect to enable the wire-free transmission of energy for contact-based applications as well as far field applications of up to 15 feet in radius or in a circular charging envelope of up to 30 feet. We are also developing our Far Field transmitter technology to seamlessly mesh (much like a network of WiFi routers) to form a wire-free charging network that will allow users to charge their devices as they walk from room-to-room or throughout a large space. To date, we have developed multiple transmitter prototypes in various form factors and power capabilities. We have also developed multiple receiver prototypes, including smartphone battery cases, toys, fitness trackers, Bluetooth headsets and tracking devices, as well as stand-alone receivers.

When the company was first founded, we recognized the need to build and design an enterprise-class network management and control system (“NMS”) that was integral to the architecture and development of our wire-free charging technology. Our NMS system can be scaled up to control an enterprise consisting of thousands of devices or scaled down to work in a home or IoT environment.

The power, distance and mobility capabilities of the WattUp technology were validated by an internationally recognized independent testing lab in October 2015, and the results are published on our website.

Our technology solution consists principally of transmitter and receiver ICs and novel antenna designs driven through innovative algorithms and software applications. We submitted our first IC design for wafer fabrication in November 2013 and have since been developing multiple generations of transmitter and receiver ICs, multiple antenna designs, as well as algorithms and software designs that we believe, in the aggregate, will optimize our technology by reducing size and cost, while increasing performance to a level that will enable our technology to be integrated into a broad spectrum of devices. We have developed a “building block” approach which allows us to scale our product implementations by combining multiple transmitter building blocks and/or multiple receiver building blocks to provide the power, distance, size and cost performance necessary to meet application requirements. While the technology is very scalable, in order to provide the necessary strategic focus to grow the company effectively, we have defined our market as devices that require 10 watts or less of power to charge. We will continue to invest in IC development as well as in the other components of the WattUp system to improve product performance, efficiency, cost-performance and miniaturization as required to grow the business and expand the ecosystem, while also distancing us from any potential competition.

We believe that if our development, regulatory and commercialization efforts are successful, our transmitter and receiver technology will support a broad spectrum of charging solutions ranging from contact-based charging or charging at distances of a few millimeters (“near field”) to charging at distances of up to 15 feet (“far field”).

In February 2015, we signed a Development and License Agreement with one of the top consumer electronic companies in the world based on total worldwide revenues. The agreement is milestone-based and while there are no guarantees that the WattUp® technology will ever be integrated into our strategic partner’s consumer devices, we continue to progress the relationship as evidenced by the achievement of our revenues in 2016 from engineering services resulting from the achievement of certain milestones under the agreement. We anticipate continued progress with the relationship which we expect will result in additional engineering services revenue and ultimately, if they choose to incorporate our technology into one or more products, significant revenues based on the WattUp® technology being integrated into products being shipped to consumers.

In February 2016, we began delivering evaluation kits to potential licensees to allow their respective engineering and product management departments to test and evaluate our technology. We expect that the testing and evaluations currently taking place will lead to products beginning to be shipped to consumers in the second half of 2017.

In November 2016, we entered into a Strategic Alliance Agreement with Dialog, pursuant to which Dialog will manufacture and distribute IC products incorporating our wire-free charging technology. Dialog will be our exclusive supplier of these products for the general market. Our WattUp technology will use Dialog's SmartBond® Bluetooth low energy solution as the out-of-band communications channel between the wireless transmitter and receiver. In most cases Dialog's power management technology will then be used to distribute power from the WattUp receiver IC to the rest of the device while Dialog's AC/DC Rapid Charge™ power conversion technology delivers power to the wireless transmitter.

We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of March 15, 2017, we had in excess of 250 pending patent and provisional patent applications. Additionally, the U.S. Patent and Trademark Office (or the PTO) has issued 22 patents and notified us of the allowance of 10 additional patents. In addition to the inventions covered by these patents and patent applications, we have identified a significant number of additional specific inventions we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business and expand the core value of the Company.

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

Basis of Presentation. The accompanying audited financial statements and footnotes for the years ended December 31, 2016 and 2015 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding financial information.

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

During the years ended December 31, 2016 and 2015, we recorded revenue of $1,451,941 and $2,500,000, respectively. We recorded no revenue prior to 2015.

Research and Development. Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $32,832,677, $18,825,041 and $12,511,647 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

For the years ended December 31, 2016, 2015 and 2014, the Company had $32,832,677, $15,464,406 and $11,519,310, respectively, of research and development expenses capitalized for federal income tax purposes, with amortization commencing upon the Company receiving an economic benefit from the related research. As of December 31, 2016, the Company had approximately $44,563,000 gross federal net operating loss carryovers (“NOLs”) and a federal tax credit carryover of approximately $1,931,000. As of December 31, 2016 and 2015, deferred tax assets consisted principally of net operating loss and tax credit carryovers, the research and development costs and stock-based compensation, and such deferred tax assets were fully reserved. Accordingly, the Company’s effective tax rate for the years ended December 31, 2016, 2015 and 2014 was 0%.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. The Company completed a Section 382 analysis as of December 31, 2016, and determined that none of its NOLs or R&D credits would be limited.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2016, and 2015, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded for the years ended December 31, 2016, 2015 and 2014.

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

Results of Operations

For the Years Ended December 31, 2016 and 2015

Revenues.  During the years ended December 31, 2016 and 2015, we recorded revenue of $1,451,941 and $2,500,000, respectively, upon the achievement of milestones under a development and licensing agreement. The decrease in revenue of $1,048,059 is due to the timing of the achievement of these milestones.

Operating Expenses.  During 2016, operating expenses are made up of research and development, sales and marketing, and general and administrative expenses. Operating expenses for the years ended December 31, 2016 and 2015 were $47,282,661 and $30,077,339, respectively.

Research and Development Costs. Research and development costs include costs for developing our technology, such as IC design costs, salaries, software and facility costs. Research and development costs for the years ended December 31, 2016 and 2015 were $32,832,677 and $18,825,041, respectively. The increase in research and development costs of $14,007,636 is primarily due to a $4,640,880 increase in compensation (including an increase in stock-based compensation of $1,409,597) from a larger headcount within the department, a $4,483,417 increase in chip design, development and manufacturing costs for our receiver and transmitter chips, a $1,564,187 increase in patent legal costs related to the management of our patent portfolio, an $883,272 increase in software expense due to incurring a full year of the hosted design solution package and an increase in various engineering software licenses needed to support a larger staff and an $819,503 increase in consulting fees to assist in our quality assurance, design and regulatory efforts.

Sales and Marketing Costs. Sales and marketing costs for the years ended December 31, 2016 and 2015 were $3,201,549 and $3,221,303, respectively. The decrease in sales and marketing costs of $19,754 is primarily due to minor decreases in consulting and travel, partially offset by minor increases in compensation, recruiting and tradeshow expenses.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the years ended December 31, 2016 and 2015 were $11,248,435 and $8,030,995, respectively. The increase in general and administrative expense of $3,217,440 is primarily due to a $2,966,474 increase in compensation, including stock-based compensation increase of $2,547,733, from increased headcount within the department and newly executed executive stock award agreements, a $305,390 increase in telecommunications and miscellaneous office expenses to support a larger company headcount, a $232,667 increase in legal, accounting and insurance fees, partially offset by a $163,341 decrease in consulting and outside service fees.

Loss from Operations.   Loss from operations for the years ended December 31, 2016 and 2015 was $45,830,720 and $27,577,339, respectively.

Interest Income. Interest income for the year ended December 31, 2016 was $13,326 as compared to $15,637 for the year ended December 31, 2015.

Net Loss. As a result of the above, net loss for the year ended December 31, 2016 was $45,817,394 as compared to $27,561,702 for the year ended December 31, 2015.

For the Years Ended December 31, 2015 and 2014

Revenues.   During the year ended December 31, 2015, we recorded revenue of $2,500,000 upon the achievement of milestones under a development and licensing agreement. We recorded no revenue in 2014.

Operating Expenses.   During 2015, operating expenses are made up of research and development, sales and marketing, and general and administrative expenses. Operating expenses for the years ended December 31, 2015 and 2014 were $30,077,339 and $20,374,709, respectively.

Research and Development Costs. Research and development costs include costs for developing our technology such as IC design costs, salaries, software and facility costs. Research and development costs for the years ended December 31, 2015 and 2014 were $18,825,041 and $12,511,647, respectively. The increase in research and development costs of $6,313,394 is primarily due to a $6,324,357 increase in compensation (including an increase in stock-based compensation of $1,892,005) from a larger headcount within the department, a $698,690 increase in spending on components, third party design and engineering supplies principally in support of IC development, a $543,928 increase in depreciation allocation, a $477,271 increase in office rent allocation and a $306,694 increase in software expenses primarily from increased expenditures on engineering software, partially offset by a $1,460,768 decrease in consulting expenses as a result of employees now handling duties formerly performed by consultants and a $719,224 decrease in patent filing expenses.

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

Liquidity and Capital Resources

During years ended December 31, 2016 and 2015, we recorded revenue of $1,451,941 and $2,500,000, respectively. We incurred a net loss of $45,817,394 and $27,561,702 for the years ended December 31, 2016 and 2015, respectively. Net cash used in operating activities was $33,062,247 and $20,005,734 for the years ended December 31, 2016 and 2015, respectively. Since inception, we have met our liquidity requirements principally through the private placement of convertible notes, the sale of our common stock in a registered initial public offering, the sale of our common stock to a strategic investor, the issuance of our common stock to the Company’s landlord to reduce its monthly base rent obligation and pay for certain tenant improvements, the sale of common stock in two secondary offerings, sale of stock to investors in private placements and payments received under product development projects entered into with customers.

As of December 31, 2016, we had cash and cash equivalents of $31,258,637.

We believe our current cash on hand, together with anticipated payments under product development projects entered into with customers, will be sufficient to fund our operations into the second quarter of 2018. However, depending on how soon we are able to achieve meaningful commercial revenues, we may require additional financing to fully implement our business plan, the ultimate goal of which is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service for end users. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Depending upon market conditions, we may choose to pursue additional financing to, among other reasons, accelerate our product development efforts, regulatory activities and business development and support functions with a view to capitalizing on the market opportunity we see for our wire-free charging technology. On April 24, 2015, we filed a “shelf” registration statement on Form S-3, which became effective on April 30, 2015. The “shelf” registration statement allows the Company from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. In November 2015, the Company consummated an offering under the shelf registration of 3,000,005 shares of common stock through which the Company raised net proceeds of $19,048,456.

During the year ended December 31, 2016, cash flows used in operating activities were $33,062,247, consisting of a net loss of $45,817,394, less non-cash expenses aggregating $10,546,795 (representing principally stock-based compensation of $9,508,175 and depreciation expense of $957,836), a $2,382,790 increase in accounts payable, a $492,616 increase in accrued expenses, partially offset by a $652,336 increase in prepaid expenses and current assets. During the year ended December 31, 2015, cash flows used in operating activities were $20,005,734, consisting of a net loss of $27,561,702, less non-cash expenses aggregating $6,849,927 (representing principally stock-based compensation of $5,951,414 and depreciation expense of $817,729), a $157,769 increase in prepaid expenses and other current assets, partially offset by an increase of $608,962 in accounts payable and an increase of $283,530 in accrued expenses.

During the years ended December 31, 2016 and 2015, cash flows used in investing activities were $1,137,446 and $1,032,795, respectively. The cash used for year ended December 31, 2016 consisted of the purchase of laboratory equipment and software to help test our chips and to accommodate the software needs of a larger engineering staff. The cash used for the year ended December 31, 2015 consisted of the purchase of laboratory and computer equipment and software to accommodate newly hired employees and to support engineering services and testing performed by our customers.

During the year ended December 31, 2016, cash flows provided by financing activities were $35,585,766, which primarily consisted of net proceeds of $34,788,311 from the issuance of shares to private investors, proceeds from contributions to the employee stock purchase program (“ESPP”) of $727,784, proceeds from the exercise of stock options of $382,351, offset by a total of $312,680 in shares repurchased for tax withholdings on vesting of RSUs and PSUs. During the year ended December 31, 2015, cash flows provided by financing activities were $19,416,501, which consisted of proceeds from the offering under the shelf registration of $19,048,456, proceeds from contributions to the ESPP of $289,787, proceeds from the exercise of stock options of $65,647 and proceeds from the disgorgement of profit from the sale of stock of $12,611.

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

The following table summarizes our contractual obligations at December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 Year	1 to 3 Years	More than 3 Years

Operating leases	$1,475,905	$572,722	$903,183	$-
Engineering software commitment	990,525	792,420	198,105	-
Total	$2,466,430	$1,365,142	$1,101,288	$-

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, we may be exposed to certain market risks, such as interest rates. The annual impact of our results of operations of a 100 basis point interest rate change on December 31, 2016 would be minimal. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

Item 8. Financial Statements and Supplementary Data.

Energous Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Energous Corporation

We have audited the accompanying balance sheets of Energous Corporation (the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2016, 2015 and 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energous Corporation as of December 31, 2016, and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
Melville, NY
March 16, 2017

Energous Corporation

BALANCE SHEETS

	As of
	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$31,258,637	$29,872,564
Accounts receivable	149,500	-
Prepaid expenses and other current assets	1,374,585	722,249
Prepaid rent, current	80,784	80,784
Total current assets	32,863,506	30,675,597

Property and equipment, net	2,209,475	1,730,365
Prepaid rent, non-current	137,452	218,236
Other assets	48,507	51,330
Total assets	$35,258,940	$32,675,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,707,763	$2,324,973
Accrued expenses	1,867,995	1,075,879
Deferred revenue	131,959	-
Total current liabilities	6,707,717	3,400,852

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at December 31, 2016 and December 31, 2015; no shares issued or outstanding	-	-
Common Stock, $0.00001 par value, 50,000,000 shares authorized at December 31, 2016 and December 31, 2015; 20,367,929 and 16,298,208 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively.	202	161
Additional paid-in capital	153,075,595	107,981,695
Accumulated deficit	(124,524,574)	(78,707,180)
Total stockholders’ equity	28,551,223	29,274,676
Total liabilities and stockholders’ equity	$35,258,940	$32,675,528

Energous Corporation

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015	2014

Revenue	$1,451,941	$2,500,000	$-

Operating expenses:
Research and development	32,832,677	18,825,041	12,511,647
Sales and marketing	3,201,549	3,221,303	2,803,359
General and administrative	11,248,435	8,030,995	5,059,703
Total operating expenses	47,282,661	30,077,339	20,374,709

Loss from operations	(45,830,720)	(27,577,339)	(20,374,709)

Other income (expense):
Change in fair value of derivative liabilities	-	-	(26,265,177)
Interest income (expense), net	13,326	15,637	(1,024,774)
Loss on retirement of fixed assets	-	-	(22,818)
Gain on debt extinguishment	-	-	2,084,368
Total	13,326	15,637	(25,228,401)

Net loss	$(45,817,394)	$(27,561,702)	$(45,603,110)

Basic and diluted loss per common share	$(2.60)	$(2.07)	$(5.75)

Weighted average shares outstanding, basic and diluted	17,649,013	13,303,715	7,933,791

Energous Corporation

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2014	2,708,217	$27	$197,249	$(5,542,368)	$(5,345,092)
Stock-based compensation - stock options	-	-	1,333,943	-	1,333,943
Stock-based compensation - IR consultant warrant	-	-	263,972	-	263,972
Stock-based compensation - consultant restricted stock units ("RSUs")	-	-	900,063	-	900,063
Stock-based compensation - shares issued to consultant for services rendered	5,353	-	50,000	-	50,000
Issuance of shares to strategic investor, net of commission expense	210,527	2	899,998	-	900,000
Initial public offering on April 2, 2014, net of underwriter's discount and offering costs of $2,816,149	4,600,000	46	24,783,805	-	24,783,851
Conversion of convertible notes on April 2, 2014	1,930,128	19	26,790,158	-	26,790,177
Sale of IPO underwriter warrant on April 2, 2014	-	-	1,000	-	1,000
Extinguishment of derivative for consulting warrant and financing warrant on June 25, 2014	-	-	5,752,000	-	5,752,000
Shares issued to landlord for prepaid rent	41,563	-	500,000	-	500,000
Secondary offering on December 15, 2014, net of underwriter's discount and offering costs of $2,006,239	3,285,714	33	20,993,726	-	20,993,759
Net loss	-	-	-	(45,603,110)	(45,603,110)
Balance, December 31, 2014	12,781,502	$127	$82,465,914	$(51,145,478)	$31,320,563
Issuance of shares for services	15,000	-	147,900	-	147,900
Stock-based compensation - stock options	-	-	1,037,399	-	1,037,399
Stock-based compensation - IR warrants	-	-	85,831	-	85,831
Stock-based compensation - restricted stock units ("RSUs")	-	-	4,225,728	-	4,225,728
Stock-based compensation - employee stock purchase plan ("ESPP")	-	-	113,217	-	113,217
Stock-based compensation - performance share units ("PSUs")	-	-	489,239	-	489,239
Issuance of shares for RSUs	304,340	3	(3)	-	-
Issuance of shares for PSUs	1,072	-	-	-	-
Exercise of stock options	21,786	-	65,647	-	65,647
Disgorgement on account of short swing profit	-	-	12,611	-	12,611
Cashless exercise of warrants	128,480	1	(1)	-	-
Shares purchased from contributions to the ESPP	46,023	-	289,787	-	289,787
Secondary offering on November 20, 2015, net of underwriter's discount and offering costs of $1,651,578	3,000,005	30	19,048,426	-	19,048,456
Net loss	-	-	-	(27,561,702)	(27,561,702)
Balance, December 31, 2015	16,298,208	$161	$107,981,695	$(78,707,180)	$29,274,676
Stock-based compensation - stock options	-	-	1,045,081	-	1,045,081
Stock-based compensation - restricted stock units ("RSUs")	-	-	5,735,032	-	5,735,032
Stock based compensation - deferred stock units ("DSUs")	-	-	123,644	-	123,644
Stock-based compensation - employee stock purchase plan ("ESPP")	-	-	318,735	-	318,735
Stock-based compensation - performance share units ("PSUs")	-	-	2,285,683	-	2,285,683
Issuance of shares for RSUs	519,200	5	(5)	-	-
Shares repurchased for tax withholdings on vesting of RSUs	(20,669)	-	(266,217)	-	(266,217)
Issuance of shares for PSUs	209,673	2	(2)	-	-
Shares repurchased for tax withholdings on vesting of PSUs	(3,607)	-	(46,463)	-	(46,463)
Exercise of stock options	130,354	1	382,350	-	382,351
Cashless exercise of warrants	475,683	5	(5)	-	-
Shares purchased from contributions to the ESPP	85,356	1	727,783	-	727,784
Issuance of shares and warrants in private placements, net of issuance costs of $211,676	2,673,731	27	34,788,284	-	34,788,311
Net loss	-	-	-	(45,817,394)	(45,817,394)
Balance, December 31, 2016	20,367,929	$202	$153,075,595	$(124,524,574)	$28,551,223

Energous Corporation

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(45,817,394)	$(27,561,702)	$(45,603,110)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	957,836	817,729	371,189
Stock based compensation	9,508,175	5,951,414	2,547,978
Amortization of debt discount	-	-	964,851
Gain on conversion of notes payable and accrued interest	-	-	(2,084,368)
Change in fair market value of derivative liabilities	-	-	26,265,177
Loss on retirement of fixed assets	-	-	22,818
Amortization of prepaid rent from stock issuance to landlord	80,784	80,784	20,196
Changes in operating assets and liabilities:
Accounts receivable	(149,500)	-	-
Prepaid expenses and other current assets	(652,336)	(157,769)	(289,383)
Other assets	2,823	(28,682)	(15,689)
Accounts payable	2,382,790	608,962	1,354,973
Accrued expenses	492,616	283,530	838,945
Deferred revenue	131,959	-	-
Net cash used in operating activities	(33,062,247)	(20,005,734)	(15,606,423)

Cash flows used in investing activities:
Purchases of property and equipment	(1,137,446)	(1,032,795)	(1,619,694)
Net cash used in investing activities	(1,137,446)	(1,032,795)	(1,619,694)

Cash flows from financing activities:
Proceeds from IPO, net of underwriter's discount and offering expenses	-	-	24,872,170
Proceeds from the sale of stock to a strategic investor, net	-	-	900,000
Sale of Warrant to IPO underwriter	-	-	1,000
Proceeds from secondary offering, net of underwriter's discount and offering expenses	-	-	20,993,759
Proceeds from shares issued under shelf registration, net of underwriter's discount and offering expenses	-	19,048,456	-
Net proceeds from issuance of shares to private investors	34,788,311	-	-
Proceeds from the exercise of stock options	382,351	65,647	-
Proceeds from contributions to employee stock purchase plan	727,784	289,787	-
Shares repurchased for tax withholdings on vesting of RSUs	(266,217)	-	-
Shares repurchased for tax withholdings on vesting of PSUs	(46,463)	-	-
Proceeds from the disgorgement of short-swing profit	-	12,611	-
Net cash provided by financing activities	35,585,766	19,416,501	46,766,929

Net increase (decrease) in cash and cash equivalents	1,386,073	(1,622,028)	29,540,812
Cash and cash equivalents - beginning	29,872,564	31,494,592	1,953,780
Cash and cash equivalents - ending	$31,258,637	$29,872,564	$31,494,592

Supplemental disclosure of non-cash financing activities:
Decrease in deferred offering costs charge to the IPO	$-	$-	$88,319
Common stock issued upon conversion of notes payable and accrued interest payable	$-	$-	$26,790,177
Increase in additional paid in capital upon extinguishment of derivative liability for warrants	$-	$-	$5,752,000
Common stock issued to landlord for tenant improvement of $100,000 and prepaid rent of $400,000	$-	$-	$500,000
Common stock issued for services	$-	$147,900	$-
Common stock issued for RSUs	$6	$3	$-
Common stock issued for PSUs	$2	$-	$-
Cashless exercise of warrants	$5	$1	$-
Increase in accrued expenses for the purchase of property and equipment	$299,500	$1	$-

ENERGOUS CORPORATION

Notes to Financial Statements

Note 1 - Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company has developed a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that can enable RF-based wire-free charging for electronic devices, providing power at a distance and ultimately enabling charging with mobility under full software control. Pursuant to a Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), Dialog will manufacture and distribute integrated circuit (“IC”) products incorporating the Company’s RF-based wire-free charging technology. Dialog will be the exclusive supplier of these ICs for the general market. The Company believes its proprietary technology can potentially be utilized in a variety of devices, including wearables, Internet of Things (IoT) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

The Company is developing solutions that charge electronic devices by surrounding them with a contained three-dimensional (“3D”) radio frequency (“RF”) energy pocket (“RF energy pocket”). The Company is engineering solutions that are expected to enable the wire-free transmission of energy from multiple WattUp transmitters to multiple WattUp receiving devices within a range of up to 15 feet in radius or in a circular charging envelope of up to 30 feet. The Company is also developing a transmitter technology to seamlessly mesh, (much like a network of WiFi routers) to form a wire-free charging network that will allow users to charge their devices as they walk from room-to-room or throughout a large space. To date, the Company has developed multiple transmitter prototypes in various form factors and power capabilities. The Company has also developed multiple receiver prototypes supporting smartphone battery cases, toys, fitness trackers, Bluetooth headsets and tracking devices, as well as stand-alone receivers.

Note 2 – Liquidity and Management Plans

During the year ended December 31, 2016, the Company has recorded revenue of $1,451,941. The Company incurred a net loss of $45,817,394, 27,561,702 and $45,603,110 for the years ended December 31, 2016, 2015 and 2014, respectively. Net cash used in operating activities was $33,062,247, 20,005,734 and $15,606,423 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company is currently meeting its liquidity requirements principally through sales of shares to three different private investors during August 2016, November 2016 and December 2016, raising net proceeds of $34,788,311, and payments received under product development projects entered into with a tier one customer.

As of December 31, 2016, the Company had cash on hand of $31,258,637. The Company expects that cash on hand as of December 31, 2016, together with anticipated revenues, will be sufficient to fund the Company’s operations into the second quarter of 2018.

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

ENERGOUS CORPORATION

Notes to Financial Statements

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $32,832,677, $18,825,041 and $12,511,647 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2016, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2016, 2015 and 2014. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 6,975,651, 4,994,425 and 3,261,360 for the years ended December 31, 2016, 2015 and 2014, respectively, because their inclusion would be antidilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2016	2015	2014
Consulting Warrant to purchase common stock	-	146,252	278,228
Financing Warrant to purchase common stock	13,889	152,778	152,778
IPO Warrants to purchase common stock	11,600	460,000	460,000
IR Consulting Warrant	23,250	36,000	36,000
IR Incentive Warrant	15,000	15,000	-
Warrants issued to private investors	2,381,675	-	-
Options to purchase common stock	1,309,444	1,487,785	1,607,075
RSUs	2,052,223	1,560,996	727,279
PSUs	1,153,617	1,135,614	-
DSUs	14,953	-	-
Total potentially dilutive securities	6,975,651	4,994,425	3,261,360

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

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer determined its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer with support from the Company’s financial staff and consultants and which are approved by the Chief Financial Officer.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2016. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

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

The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company adopted ASU 2014-15 and management has made the appropriate evaluations and disclosures in Note 2 – Liquidity and Management Plans.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015. The Company has adopted ASU 2015-03 and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, which clarified the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. ASU 2015-15 should be adopted concurrent with the adoption of ASU 2015-03. The Company has adopted ASU 2015-15 and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. ASU 2015-17 may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company has early adopted ASU 2015-17 effective December 31, 2015, retrospectively. Adoption had no impact on the results of operations.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (230) – Restricted Cash.” ASU No. 2016-18 requires an entity to include amounts described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU No. 2016-20 amends certain aspects of ASU No. 2014-09 and clarifies, rather than changes, the core revenue recognition principles in ASU No. 2014-09. It is effective for annual reporting periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2016, through the date which the financial statements are issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 4 – Property and Equipment

Property and equipment are as follows:

	As of December 31,
	2016	2015
Computer software	$1,085,258	$650,386
Computer hardware	2,109,983	1,203,021
Furniture and fixtures	533,175	457,887
Leasehold improvements	613,111	593,287
	4,341,527	2,904,581
Less – accumulated depreciation	(2,132,052)	(1,174,216)
Total property and equipment, net	$2,209,475	$1,730,365

The Company currently uses the following expected life terms for depreciating property and equipment: computer software – 1 year, computer hardware – 3 years, furniture and fixtures – 7 years, leasehold improvements – remaining life of the lease.

Total depreciation and amortization expense of the Company’s property and equipment was $957,836, $817,729 and $371,189 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2016	2015
Accrued compensation	$997,908	$739,782
Accrued legal expenses	283,160	-
Accrued equipment cost	299,500	-
Other accrued expenses	287,427	336,097
Total	$1,867,995	$1,075,879

ENERGOUS CORPORATION

Notes to Financial Statements

Note 6 – Commitments and Contingencies

Investor Relations Agreements

Effective January 13, 2014, the Company entered into an agreement with a vendor (“IR Firm”) to provide investor relations services to the Company. Pursuant to the agreement, in addition to monthly cash compensation of $8,000 per month, on March 27, 2014 the Company issued to the IR firm a consulting warrant (“IR Consulting Warrant”) for the purchase of 36,000 shares of common stock. The IR Consulting Warrant has a strike price of $7.80, representing 130% of the IPO price. The IR Consulting Warrant had an initial catch up vesting equivalent to 3,000 shares per month of service, partial months to be prorated on a thirty (30) day basis, from the effective date of this agreement until March 27, 2014. Thereafter, the IR Consulting Warrant vested at a rate of 3,000 shares per month of service. On February 26, 2015, the Company issued to the IR Firm incentive warrants (“IR Incentive Warrants”) to purchase 15,000 shares of common stock with a strike price of $7.80 based upon certain qualified investors and/or institutional or brokerage firms having purchased at least $250,000 in value of the Company’s common shares at the IPO price or greater in the open market on or after the 46th day following March 27, 2014. All IR Incentive Warrants granted during a six-month period will collectively vest at each six-month anniversary. Both the IR Consulting Warrant and IR Incentive Warrants will have an expiration date four (4) years from the grant date. The shares underlying both the IR Consulting Warrant and the IR Incentive Warrants may be exercised on a cashless basis if at the time of exercise, such warrant shares have not been registered.

As of December 31, 2015, and 2014, 36,000 and 34,800 shares under the IR Consulting Warrant were vested. The Company incurred stock-based compensation expense of $0, $7,522 and $263,972 for the years ended December 31, 2016, 2015 and 2014, respectively in connection with the IR Consulting Warrant, which was included in general and administrative expense.

As of December 31, 2014, a total of 15,000 IR Incentive Warrants were deemed to have vested. Accordingly, as of December 31, 2014, the Company recorded the accrued value of the IR Incentive Warrant of approximately $92,000 in general and administrative expenses, since the Company does not record stock-based compensation until the associated warrant is approved by the Board of Directors and issued. On February 26, 2015, the Board of Directors approved the issuance of a warrant to purchase 15,000 shares of the Company’s common stock and the Company recorded stock-based compensation of $78,309.

On February 4, 2015, the Company entered into a six-month consulting agreement with a consultant to provide the Company with investor relations services. Compensation under the agreement included the Company’s issuance on February 26, 2015, of 15,000 shares of common stock valued at $147,900 and monthly cash payments of $5,000. The total value of the common stock compensation was recorded as a prepaid expense and was amortized over the six-month contract period. The Company incurred amortization expense of $147,900 during the year ended December 31, 2015, which was included in general and administrative expense. There was no amortization expense during the year ended December 31, 2016.

Operating Leases

On September 10, 2014, the Company entered into a Lease Agreement with Balzer Family Investments, L.P. (the “Landlord”) related to space located at Northpointe Business Center, 3590 North First Street, San Jose, California. The initial term of the lease is 60 months, with initial monthly base rent of $36,720 and the lease is subject to certain annual escalations as defined in the agreement. On October 1, 2014, the Company relocated its headquarters to this new location.  The Company issued to the Landlord 41,563 shares of the Company’s common stock valued at $500,000, of which $400,000 will be applied to reduce the Company’s monthly base rent obligation by $6,732 per month and of which $100,000 was for certain tenant improvements. The Company recorded $400,000 as prepaid rent on its balance sheet, which is being amortized over the term of the lease and recorded $100,000 as leasehold improvements.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 6 – Commitments and Contingencies, continued

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

The future minimum lease payments for leased locations are as follows:

For the Years Ended December 31,	Amount
2017	572,722
2018	530,531
2019	372,652
Total	$1,475,905

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

This development and licensing agreement contains both invention and development milestones that the Company will need to achieve during the next two years. Pursuant to the Agreement, on March 23, 2015, the Company received an initial non-refundable payment of $500,000 which was recognized as revenue during the year ended December 31, 2015. The agreement provides for additional amounts to be received by the Company based upon its achievement of certain milestones. During the year ended December 31, 2015, the Company recognized revenue of $2,000,000 upon the achievement of additional milestones under the agreement.

Effective April 3, 2015, the Company entered into an amendment of the development and license agreement with this consumer electronics company to include joint development of wire-free transmitter technology and technology license back to the Company. On June 5, 2015, the Company entered into a second amendment of the development and license agreement with this consumer electronics company to conform the agreement for technical changes in the product delivery milestones. Effective October 1, 2015, the Company entered into a third amendment of the development and license agreement with this consumer electronics company to make certain changes to, among other things, intellectual property ownership, payment terms and the products covered by the agreement. On March 31, 2016, the Company received payment of $500,000 pursuant to the February 15, 2016 commencement of the second phase described in the third amendment, of which the Company recorded $391,041 in revenue during the year ended December 31, 2016. During the year ended December 31, 2016, the Company recognized revenue of $1,000,000 upon the achievement of additional milestones under the second phase of the agreement.

Effective May 27, 2016, the Company entered into an agreement with a commercial and industrial supply company, under which the Company will develop wire-free charging solutions. Under the first phase of the associated Statement of Work, the Company made certain deliverables for fees totaling $60,000. The first invoice for $30,000 was sent to the customer in June 2016 and revenue was initially deferred until completion of the first phase. The second invoice for $30,000 was issued upon successful completion of the first phase during September 2016 and revenue for the total fees of $60,000 was then recognized. In December 2016, the Company issued an invoice for $22,500 to this customer for the first installment of the second phase of this agreement. Revenue for this invoice has been deferred until completion of the second phase which is anticipated to occur during the first quarter of 2017.

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

ENERGOUS CORPORATION

Notes to Financial Statements

Note 6 – Commitments and Contingencies, continued

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

ENERGOUS CORPORATION

Notes to Financial Statements

Note 6 – Commitments and Contingencies, continued

Patent Validity Challenge

In June 2016, Ossia Inc. filed two post grant review petitions with the U.S. Patent and Trademark Office (“PTO”) requesting proceedings to challenge the validity of one of our issued patents. One of the post grant reviews was denied completely, and the other was terminated when the Company voluntarily cancelled two claims of the patent. There was no other material impact on the Company’s intellectual property or patent portfolio as a result of these petitions.

Strategic Alliance Agreement

On November 7, 2016, the Company and Dialog Semiconductor plc entered into a Strategic Alliance Agreement (“Alliance Agreement”) for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (“Licensed Products”). Pursuant to the terms of the Alliance Agreement, the Company agreed to engage Dialog as the exclusive supplier of the Licensed Products for specified fields of use, subject to certain exceptions (the “Company Exclusivity Requirement”). Dialog agreed to not distribute, sell or work with any third party to develop any competing products without the Company’s approval (the “Dialog Exclusivity Requirement”). In addition, both parties agreed on a revenue sharing arrangement and will collaborate on the commercialization of Licensed Products based on a mutually-agreed upon plan. Each party will retain all of its intellectual property.

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

Note 7 – Stockholders’ Equity

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

Disgorgement of Short Swing Profits

On April 11, 2015, $12,611 of proceeds was received from an officer of the Company who had purchased shares in the December 2014 secondary offering, representing the disgorgement of a short swing profit on the officer’s April 2015 sale of the Company’s stock.

Filing of registration statement

On April 24, 2015, the Company filed a “shelf” registration statement on Form S-3, which became effective on April 30, 2015. The “shelf” registration statement allows the Company from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 7 – Stockholders’ Equity, continued

Consummation of Offering under Shelf Registration

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

Private Placements

On August 9, 2016, the Company entered into a securities purchase agreement with Ascend Legend Master Fund, Ltd. pursuant to which the Company agreed to sell to Ascend Legend Master Fund, Ltd. 1,618,123 shares of common stock at a price of $12.36 per share and a warrant to purchase up to 1,618,123 shares of common stock at an exercise price of $23.00 per share. The aggregate proceeds from the sale of shares of common stock was $20,000,000.

On November 7, 2016, the Company and Dialog Semiconductor entered into a securities purchase agreement pursuant to which the Company agreed to sell to Dialog Semiconductor 763,552 shares of common stock at a price of $13.0967 per share and a warrant to purchase up to 763,552 shares of common stock that may be exercised only on a cashless basis at a price of $17.0257 per share, and may be exercised at any time between the date that is six months and a day after the closing date of the transaction and the three-year anniversary of the Closing Date. The aggregate proceeds from the sale of shares of common stock was 10,000,011.

On December 30, 2016, the Company and JT Group entered into a securities purchase agreement pursuant to which the Company agreed to sell to JT Group 292,056 shares of common stock at a price of $17.12 per share. The aggregate proceeds from the sale of shares of common stock was $4,999,975.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation

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

As of December 31, 2016, 1,562,832 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

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

As of December 31, 2016, 349,899 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

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

As of December 31, 2016, 31,951 shares of common stock remain eligible to be issued through equity based instruments under the Performance Share Unit Plan.

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

As of December 31, 2016, 468,621 shares of common stock remain eligible to be issued through equity based instruments under the ESPP. For the year ended December 31, 2016, eligible employees contributed $727,784 through payroll deductions to the ESPP and 85,356 shares were deemed delivered for the year ended December 31, 2016.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2016	1,487,785	$4.34	8.0	$5,310,340
Granted	-	-	-	-
Exercised	(130,354)	2.93	-	-
Forfeited	(47,987)	2.49	-	-
Outstanding at December 31, 2016	1,309,444	$4.55	7.1	$16,107,929

Exercisable at December 31, 2016	1,057,187	$4.55	7.1	$12,998,601

As of December 31, 2016, the unamortized value of options was $638,910. As of December 31, 2016, the unamortized portion will be expensed over a weighted average period of 0.8 years.

The aggregate intrinsic value of options exercised was $984,144, $92,728 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.

No options were granted during the years ended December 31, 2016 and 2015. The weighted average grant date fair value per share of options granted during the year ended December 31, 2014 was $2.60.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

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

On October 24, 2016, the compensation committee of the board of directors granted certain employees inducement RSU awards under which the holders have the right to receive an aggregate of 95,000 shares of the Company’s common stock. The awards granted vest over four years beginning on the first anniversary of the dates of hire.

On October 24, 2016, the compensation committee of the board of directors granted various employees RSU awards under which the holders have the right to receive an aggregate of 331,950 shares of the Company’s common stock. These awards vest over a period of four years in four equal installments on August 18 of each of 2017, 2018, 2019 and 2020.

On October 24, 2016, the compensation committee of the board of directors granted Cesar Johnston, Senior Vice President of Engineering, an RSU award under which Mr. Johnston has the right to receive 85,000 shares of the Company’s common stock. A total of 25% of the shares vest immediately upon grant, while the remaining shares vest annually over three years beginning August 18, 2017.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

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

At December 31, 2016, the unamortized value of the RSUs was $20,635,176. The unamortized amount will be expensed over a weighted average period of 3.1 years. A summary of the activity related to RSUs for the year ended December 31, 2016 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	1,560,996	$8.83
RSUs granted	1,110,156	$14.18
RSUs forfeited	(107,529)	$9.62
RSUs vested	(511,400)	$9.16
Outstanding at December 31, 2016	2,052,223	$11.58

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s market capitalization or market share price of the common stock.

The PSUs originally issued during 2015 to certain board members and senior management shall be earned based on the Company’s achievement of market capitalization growth between the effective date of the Employment Agreement and the end of the Initial Employment Period. If the Company’s market capitalization is $100 million or less, no PSUs will be earned. If the Company reaches a market capitalization of $1.1 billion or more, 100% of the PSUs will be earned. For market capitalization between $100 million and $1.1 billion, the percentage of PSUs earned will be determined on a quarterly basis based on straight line interpolation.

On March 4, 2016, the compensation committee of the board of directors granted an executive inducement PSUs under which the executive is eligible to receive 63,908 shares of the Company’s common stock based on similar market capitalization criteria indicated above.

The Company determined that the PSUs were equity awards with both market and service conditions. The Company utilized a Monte Carlo simulation to determine the fair value of the market condition, as described below. Grantees of PSUs are required to be employed through December 31, 2018 in order to earn the entire award, if and when vested.

	Performance Share Units (PSUs) Granted During the Year Ended December 31, 2016	Performance Share Units (PSUs) Granted During the Year Ended December 31, 2015
Market capitalization	$102,600,000	$106,270,000
Dividend yield	0%	0%
Expected volatility	75%	60%
Risk-free interest rate	1.04%	0.95%

The fair value of the grants of PSUs to purchase a total of 1,342,061 shares of common stock (including 1,278,153 PSUs granted under the 2015 Performance Share Unit Plan and 63,908 granted as an inducement) was determined to be approximately $3,218,000, and is amortized over the service period of May 21, 2015 through December 31, 2018, on a straight-line basis.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Performance Share Units (“PSUs”), continued

On October 24, 2016, the compensation committee of the board of directors granted Mr. Rizzone a PSU award under the 2013 Equity Incentive Plan under which Mr. Rizzone has the right to receive 150,000 shares of the Company’s common stock. The shares of this award vest upon the Company’s stock price meeting specific targets.

For the PSU award grant issued to Stephen Rizzone, Chief Executive Officer, a Monte Carlo simulation was used to determine the fair value at each of the five target prices of the Company’s common stock, using a market capitalization of $298,857,000, dividend yield of 0%, expected volatility of 75% and a risk-free interest rate of 0.66%.

The fair value of the PSUs granted to Mr. Rizzone under the 2013 Equity Incentive Plan was determined to be $2,332,000, and is amortized over the estimated service period from October 24, 2016 through October 30, 2017.

Amortization for all PSU awards was $2,285,683 and $489,239 for the years ended December 31, 2016 and 2015, respectively.

At December 31, 2016, the unamortized value of all PSUs was approximately $2,774,507. The unamortized amount will be expensed over a weighted average period of 1.16 years. A summary of the activity related to PSUs for the year ended December 31, 2016 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	1,135,614	$2.62
PSUs granted	213,908	$11.84
PSUs forfeited	-	$-
PSUs vested	(195,905)	$6.60
Outstanding at December 31, 2016	1,153,617	$3.66

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Deferred Stock Units (“DSUs”)

On January 4, 2016, the compensation committee of the board of directors granted to John Gaulding, director and chairman of the board, DSUs under the 2014 Non-Employee Equity Compensation Plan for which Mr. Gaulding has the right to receive 14,953 shares of the Company’s common stock. These shares were issued to Mr. Gaulding in lieu of $125,000 of his anticipated compensation for his services on the board, including $75,000 worth of DSUs and $50,000 of his regular board stipends. The award granted vests fully on the first anniversary of the grant date. Amortization was $123,644 for the year ended December 31, 2016.

At December 31, 2016, the unamortized value of the DSUs was $1,362. A summary of the activity related to DSUs for the year ended December 31, 2016 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	-	$-
DSUs granted	14,953	$8.36
DSUs forfeited	-	$-
DSUs vested	-	$-
Outstanding at December 31, 2016	14,953	$8.36

Employee Stock Purchase Plan (“ESPP”)

During the year ended December 31, 2016, there were two offering periods for the ESPP. The first offering period started on January 1, 2016 and concluded on June 30, 2016. The second offering period started on July 1, 2016 and concluded on December 31, 2016. During the year ended December 31, 2015, there was one initial offering period for the ESPP, which started on July 1, 2015 and concluded on December 31, 2015.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $5.20 and $2.46 during the years ended December 31, 2016 and 2015, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $318,735 and $113,217 for the years ended December 31, 2016 and 2015, respectively.

The Company estimated the fair value of the purchase options granted during the years ended December 31, 2016 and 2015 using the Black-Scholes option pricing model. The fair values of the purchase options granted were estimated using the following assumptions:

For the Year Ended December 31, 2016
Stock price range	$8.36 - 12.16
Dividend yield	0%
Expected volatility range	56 - 100%
Risk-free interest rate range	0.37 – 0.49%
Expected life	6 months

For the Year Ended December 31, 2015
Stock price	$7.41
Dividend yield	0%
Expected volatility	65%
Risk-free interest rate	0.13%
Expected life	6 months

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Stock options	$1,045,081	$1,037,399	$1,333,943
RSUs	5,735,032	4,225,728	900,063
PSUs	2,285,683	489,239	-
DSUs	123,644	-	-
ESPP	318,735	113,217	-
IR warrants	-	85,831	263,972
Shares issued to consultant for services rendered	-	-	50,000
Total	$9,508,175	$5,951,414	$2,547,978

The total amount of stock-based compensation was reflected within the statements of operations as:

	For the Years Ended December 31,
	2016	2015	2014
Research and development	$4,226,304	$2,816,707	$924,702
Sales and marketing	328,760	729,329	583,238
General and administrative	4,953,111	2,405,378	1,040,038
Total	$9,508,175	$5,951,414	$2,547,978

ENERGOUS CORPORATION

Notes to Financial Statements

Note 9 – Income Taxes

As of December 31, 2016, and 2015, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31,
	2016	2015
Deferred tax assets (liabilities):
Tax credit	$2,802,573	$2,958,771
Net operating loss carryovers	16,174,712	7,511,765
Property and equipment	(58,747)	(98,235)
Research and development costs	18,628,913	10,380,961
Start-up and organizational costs	1,222	1,333
Stock-based compensation	1,829,843	1,175,821
Other accruals	341,090	155,472
Total gross deferred tax assets	39,719,606	22,085,888
Less: valuation allowance	(39,719,606)	(22,085,888)
Deferred tax assets, net	$-	$-

The change in the Company’s valuation allowance is as follows:

	2016	2015
January 1,	$22,085,888	$9,630,687
Increase in valuation allowance	17,633,718	12,455,201
December 31,	$39,719,606	$22,085,888

The Company has federal and state net operating loss carryovers of approximately $44,563,000 and $44,661,000, respectively, available to offset future taxable income. The federal and state NOL carryforwards will expire at various dates beginning in 2033. The Company has federal and state research and development tax credit carryovers of approximately $1,931,000 and $1,321,000, respectively. The federal R&D credit carryovers will expire beginning in 2032 and state R&D credit carryovers do not expire. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company may have sufficient future taxable income to absorb the net operating loss carryovers and research and development tax credit carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2016 and 2015.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. The Company completed a Section 382 analysis as of December 31, 2016, and determined that none of its NOLs or R&D credits would be limited.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 9 – Income Taxes, continued

	For the Year Ended December 31,
	2016	2015
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income taxes	(5.7)	(5.5)
Permanent differences:
Stock-based compensation	0.8	1.3
Meals and entertainment	0.1	0.1
True-up of federal deferred taxes	1.7
True-up of state deferred taxes	1.2	(0.2)
Other	-	0.7
Research and development tax credit, federal	(1.5)	(4.4)
Research and development tax credit, state	(1.1)	(3.1)
Increase in valuation allowance, federal	32.9	36.3
Increase in valuation allowance, state	5.6	8.8
Effective income tax rate	0.0%	0.0%

Note 10 – Related Party

On July 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. On July 13, 2015, the Company appointed Brian Sereda as the Company’s Chief Financial Officer, replacing Interim Chief Financial Officer Howard Yeaton. Howard Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the year ended December 31, 2016, the Company had incurred fees of $0 in connection with Mr. Yeaton’s services as Interim Chief Financial Officer and $13,306 for other financial advisory and accounting services provided by FCS. During the year ended December 31, 2015, the Company incurred fees of $61,848 in connection with Mr. Yeaton’s services as Interim Chief Financial Officer and $88,813 for other financial advisory and accounting services provided by FCS. During the year ended December 31, 2014, the Company incurred fees of $68,413 in connection with Mr. Yeaton’s services as Interim Chief Financial Officer and $126,153 for other financial advisory and accounting services provided by FCS.

Note 11 – Unaudited Quarterly Financial Information

Summarized quarterly information for the years ended December 31, 2016 and 2015 is listed below:

	For the quarter ended
	March 31	June 30	September 30	December 31
2016
Revenue	$136,364	$181,818	$1,003,973	$129,786
Operating expenses	$10,936,772	$10,468,990	$11,131,994	$14,744,905
Net loss	$(10,796,542)	$(10,284,555)	$(10,125,063)	$(14,611,234)
Loss per share, basic and diluted	$(0.66)	$(0.62)	$(0.57)	$(0.75)

2015
Revenue	$200,000	$225,000	$2,075,000	$-
Operating expenses	$7,131,600	$6,374,970	$7,683,317	$8,887,452
Net loss	$(6,925,279)	$(6,146,582)	$(5,605,661)	$(8,884,180)
Loss per share, basic and diluted	$(0.54)	$(0.48)	$(0.43)	$(0.61)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the board of directors.

Based on their evaluation as of December 31, 2016, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management, under the supervision of and with the participation of the principal executive and principal financial and accounting officers, have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for filers exempt for certain initial periods under the JOBS Act.

Changes in Internal Control Over Financial Reporting

For the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2016 Annual Meeting of Stockholders: “Information Concerning Directors and Nominees for Director,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “The Board of Directors and Its Committees.”

Item 11. Executive Compensation

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2016 Annual Meeting of Stockholders: “Compensation and Other Information Concerning Directors and Officers,” and “The Board of Directors and Its Committees.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2016 Annual Meeting of Stockholders: “Equity Compensation Plan Information” and “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2016 Annual Meeting of Stockholders: “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters.”

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2016 Annual Meeting of Stockholders: “Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2.	Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto)

3.	Exhibit Index (The exhibits required to be filed as a part of this Report are listed in the Exhibit Index following the signature page to this report and is incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energous Corporation

Dated: March 16, 2017	By:	/s/ Stephen R. Rizzone
Stephen R. Rizzone President, Chief Executive Officer (Principal Executive Officer) and Director

Dated: March 16, 2017	By:	/s/ Brian Sereda
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

Signatures	Title	Date

/s/ Stephen R. Rizzone	President, Chief Executive Officer and Director	March 16, 2017
Stephen R. Rizzone

/s/ Michael Leabman	Chief Technology Officer and Director	March 16, 2017
Michael Leabman

/s/ John R. Gaulding	Director and Chairman	March 16, 2017
John R. Gaulding

/s/ Martin Cooper	Director	March 16, 2017
Martin Cooper

/s/ Robert J. Griffin	Director	March 16, 2017
Robert J. Griffin

/s/ Rex S. Jackson	Director	March 16, 2017
Rex S. Jackson

Exhibit No.	Description of Document
3.1	Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)

3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2014)

3.3	Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)

4.1	Specimen Certificate representing shares of common stock of Energous Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)

4.2	Amended and Restated Warrant issued to MDB Capital Group, LLC (ARW-1) dated December 13, 2013 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)

4.3	Amended and Restated Warrant issued to MDB Capital Group, LLC (ARW-2) dated December 13, 2013 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)

4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)

4.5	Form of Amendment to Warrant to Purchase Common Stock Dated June 25, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2014

10.1	Executive Employment Agreement between the Company and Michael Leabman dated October 1, 2013 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.3	Energous Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.4	Form of stock option award under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.5	Form of Non-Statutory Option Award (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

10.6	First Amendment to Energous Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

10.7	2014 Non-Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

10.8	Form of stock option award under 2014 Non-Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)*

10.9	Offer Letter effective as of July 14, 2014 between Energous Corporation and Cesar Johnston (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.10	Consulting Agreement effective as of July 14, 2014 between Energous Corporation and Howard Yeaton (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.11	Form of Restricted Stock Unit Award Agreement effective as of August 14, 2014 between Energous Corporation and Cesar Johnston (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.12	Lease Agreement dated as of September 10, 2014 between the Company and Balzer Family Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2014)

10.13	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on March 30, 2015)*

10.14	Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed on March 30, 2015)*

10.15	Amended and Restated Executive Employment Agreement dated as of April 3, 2015 between the Company and Stephen R. Rizzone (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2015)*

10.16	Energous Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2015)*

10.17	Energous Corporation 2015 Performance Unit Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2015)*

10.18	Amendment No. 1 to Energous Corporation 2015 Performance Unit Share Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 22, 2015)*

10.19	Energous Corporation Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2015)*

10.20	Brian Sereda Offer Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2015)*

10.21	Non-Employee Director Compensation Policy, dated December 17, 2015 (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K filed on March 15, 2016)

10.22	Securities Purchase Agreement between the Company and Ascend Legend Master Fund, Ltd., dated August 9, 2016 +
10.23	Amendment No. 1 to Securities Purchase Agreement between the Company and Ascend Legend Master Fund, Ltd., dated August 12, 2016 +**

10.24	Strategic Alliance Agreement between the Company and Dialog Semiconductor (UK) Ltd., dated November 6, 2016 + **

10.25	Securities Purchase Agreement between the Company and Dialog Semiconductor (UK) Ltd., dated November 6, 2016 +

21.1	Subsidiaries of the Registrant +

23.1	Consent of Marcum LLP +

24.1	Power of Attorney (included on signature page) +

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 +

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 +

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Schema +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase +

101.DEF	XBRL Taxonomy Extension Definition Linkbase +

101.LAB	XBRL Taxonomy Extension Label Linkbase +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase +

*	Indicates a management contract or any compensatory plan, contract or arrangement.

+	Filed herewith.

**	Registrant has omitted portions of the referenced exhibit and submitted such exhibit separately with a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act.

