Form 10-Q
period 2017-03-31
Energous Corp
filed 2017-05-10
CIK 1575793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-36379

ENERGOUS CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	46-1318953
(State of incorporation)	(I.R.S. Employer Identification No.)

3590 North First Street, Suite 210, San Jose, CA 95134

(Address of principal executive office) (Zip code)

(408) 963-0200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☒

As of May 3, 2017, there were 20,615,511 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

BALANCE SHEETS

	As of
	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$21,446,888	$31,258,637
Accounts receivable	252,000	149,500
Prepaid expenses and other current assets	647,370	1,374,585
Prepaid rent, current	80,784	80,784
Total current assets	22,427,042	32,863,506

Property and equipment, net	1,959,154	2,209,475
Prepaid rent, non-current	117,256	137,452
Other assets	48,507	48,507
Total assets	$24,551,959	$35,258,940

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,953,642	$4,707,763
Accrued expenses	1,652,813	1,867,995
Deferred revenue	56,366	131,959
Total current liabilities	4,662,821	6,707,717

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at March 31, 2017
and December 31, 2016; no shares issued or outstanding	-	-
Common Stock, $0.00001 par value, 50,000,000 shares authorized at March 31, 2017 and December 31, 2016; 20,583,700 and 20,367,929 shares issued and outstanding
at March 31, 2017 and December 31, 2016, respectively.	204	202
Additional paid-in capital	156,886,648	153,075,595
Accumulated deficit	(136,997,714)	(124,524,574)
Total stockholders’ equity	19,889,138	28,551,223
Total liabilities and stockholders’ equity	$24,551,959	$35,258,940

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenue	$575,368	$136,364

Operating expenses:
Research and development	8,353,184	7,674,093
Sales and marketing	1,595,452	807,067
General and administrative	3,102,751	2,455,612
Total operating expenses	13,051,387	10,936,772

Loss from operations	(12,476,019)	(10,800,408)

Other income (expense):
Loss on sales of property and equipment, net	(726)	-
Interest income	3,605	3,866
Total	2,879	3,866

Net loss	$(12,473,140)	$(10,796,542)

Basic and diluted loss per common share	$(0.61)	$(0.66)

Weighted average shares outstanding, basic and diluted	20,484,987	16,382,691

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2017	20,367,929	$202	$153,075,595	$(124,524,574)	$28,551,223

Stock-based compensation - stock options	-	-	226,383	-	226,383

Stock-based compensation - restricted stock units ("RSUs")	-	-	2,602,775	-	2,602,775

Stock-based compensation - employee stock purchase plan ("ESPP")	-	-	93,811	-	93,811

Stock-based compensation - performance share units ("PSUs")	-	-	613,860	-	613,860

Stock-based compensation - deferred stock units ("DSUs")	-	-	1,362	-	1,362

Issuance of shares for RSUs	184,749	2	(2)	-	-

Issuances of shares for DSUs	14,953	-	-	-	-

Exercise of stock options	7,600	-	26,905	-	26,905

Cashless exercise of warrants	8,469	-	-	-	-

Proceeds from contributions to the ESPP	-	-	245,959	-	245,959

Net loss	-	-	-	(12,473,140)	(12,473,140)

Balance, March 31, 2017 (unaudited)	20,583,700	$204	$156,886,648	$(136,997,714)	$19,889,138

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(12,473,140)	$(10,796,542)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	326,563	192,104
Stock based compensation	3,538,191	1,953,534
Amortization of prepaid rent from stock issuance to landlord	20,196	20,196
Loss on sales of property and equipment, net	726	-
Changes in operating assets and liabilities:
Accounts receivable	(102,500)	-
Prepaid expenses and other current assets	727,215	55,172
Accounts payable	(1,754,121)	2,111,999
Accrued expenses	(215,182)	(225,694)
Deferred revenue	(75,593)	363,636
Net cash used in operating activities	(10,007,645)	(6,325,595)

Cash flows from investing activities:
Purchases of property and equipment	(79,768)	(120,370)
Proceeds from sales of property and equipment	2,800	-
Net cash used in investing activities	(76,968)	(120,370)

Cash flows from financing activities:
Proceeds from the exercise of stock options	26,905	110,283
Proceeds from contributions to employee stock purchase plan	245,959	173,784
Net cash provided by financing activities	272,864	284,067

Net decrease in cash and cash equivalents	(9,811,749)	(6,161,898)
Cash and cash equivalents - beginning	31,258,637	29,872,564
Cash and cash equivalents - ending	$21,446,888	$23,710,666

Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$2	$1

The accompanying notes are an integral part of these condensed financial statements.

Note 1 – Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company has developed a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that can enable RF-based wire-free charging for electronic devices, providing power at a distance and ultimately enabling charging with mobility under full software control. Pursuant to a Strategic Alliance Agreement with Dialog Semiconductor plc (Dialog), Dialog will manufacture and distribute products (Integrated Circuits or “ICs”) incorporating the Company’s RF-based wire-free charging technology. Dialog will be the exclusive supplier of these ICs for the general market. The Company believes its proprietary technology can potentially be utilized in a variety of devices, including wearables, Internet of Things (IoT) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

The Company is using its WattUp technology to develop solutions that charge electronic devices by surrounding them with a contained three-dimensional (“3D”) radio frequency (“RF”) energy pocket (“RF energy pocket”). The Company is engineering solutions that are expected to enable the wire-free transmission of energy from multiple WattUp transmitters to multiple WattUp receiving devices within a range of up to fifteen (15) feet in radius or in a circular charging envelope of up to thirty (30) feet. The Company is also developing a transmitter technology to seamlessly mesh, (much like a network of WiFi routers) to form a wire-free charging network that will allow users to charge their devices as they walk from room-to-room or throughout a large space. To date, the Company has developed multiple transmitter prototypes in various form factors and power capabilities. The Company has also developed multiple receiver prototypes supporting smartphone battery cases, toys, fitness trackers, Bluetooth headsets and tracking devices, as well as stand-alone receivers.

Note 2 – Liquidity and Management Plans

During the three months ended March 31, 2017 and 2016, the Company recorded revenue of $575,368 and $136,364, respectively. During the three months ended March 31, 2017 and 2016, the Company recorded a net loss of $12,473,140 and $10,796,542, respectively. Net cash used in operating activities was $10,007,645 and $6,325,595 for the three months ended March 31, 2017 and 2016, respectively. The Company is currently meeting its liquidity requirements through the sales of shares to three different private investors during August 2016, November 2016 and December 2016, which raised net proceeds of $34,788,311, and payments received under product development projects.

As of March 31, 2017, the Company had cash on hand of $21,446,888. The Company expects that cash on hand as of March 31, 2017, together with anticipated revenues, will be sufficient to fund the Company’s operations through the second quarter of 2018. However, the Company may pursue additional financing, which could include follow-on equity offerings, debt financing, co-development agreements or other alternatives, depending upon the market conditions. Should the Company choose to pursue additional financing, there is no assurance that the Company would be able to do so on terms that it would find acceptable.

Research and development of new technologies is, by its nature, unpredictable. Although the Company will undertake development efforts with commercially reasonable diligence, there can be no assurance that its available resources including the net proceeds from investor financings will be sufficient to enable it to develop and obtain regulatory approval of its technology to the extent needed to create future revenues sufficient to sustain its operations.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2016 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 16, 2017.  The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the Company’s December 31, 2016 audited financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported expenses during the reporting periods.

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

The Company records revenue associated with product development projects that it enters into with certain customers.  In general, these projects are associated with complex technology development, and as such the Company does not have certainty about its ability to achieve the program milestones. Achievement of the milestone is dependent on the Company’s performance typically requires acceptance by the customer. The payment associated with achieving the milestone is generally commensurate with the Company’s effort or the value of the deliverable and is nonrefundable. The Company records the expenses related to these projects, generally included in research and development expense, in the periods incurred.

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

Note 3 – Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $8,353,184 and $7,674,093 for the three months ended March 31, 2017 and 2016, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2017, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2017 and 2016.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”), performance stock units (“PSUs”) and deferred stock units (“DSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 7,359,173 and 4,879,841 for the three months ended March 31, 2017 and 2016, respectively.

Note 3 – Summary of Significant Accounting Policies, continued

Net Loss Per Common Share, continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2017	2016
Consulting Warrant to purchase common stock	-	146,079
Financing Warrant to purchase common stock	13,889	152,778
IPO Warrants to purchase common stock	11,600	460,000
Investor Relations Consulting Warrant	7,950	36,000
Investor Relations Incentive Warrant	15,000	15,000
Warrant issued to private investors	2,381,675	-
Options to purchase common stock	1,301,844	1,443,495
RSUs	2,473,598	1,419,691
PSUs	1,153,617	1,191,845
DSUs	-	14,953
Total potentially dilutive securities	7,359,173	4,879,841

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASU Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Originally, ASU 2014-09 would be effective for the Company starting January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In July 2015, FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under US GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting.

Note 3 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, US GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company adopted ASU 2014-15 and management has made the appropriate evaluations and disclosures in Note 2 – Liquidity and Management Plans.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015. The Company has adopted ASU 2015-03, and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, which clarified the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. ASU 2015-15 should be adopted concurrently with the adoption of ASU 2015-03. The Company has adopted ASU 2015-15, and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. ASU 2015-17 may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company has early adopted ASU 2015-17 effective December 31, 2015, retrospectively. The adoption of this standard had no impact on the results of operations.

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

In January 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

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

Note 3 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption of this standard did not have a material impact on the results of operations.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing.” ASU No. 2016-10 maintains the core principles of Topic 606 on revenue recognition, but clarifies identification of performance obligations and licensing implementation guidance. The amendments in ASU 2016-10 affect the guidance of ASU 2014-09 which is not yet effective. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow- Scope Improvements and Practical Expedients.” ASU No. 2016-12 maintains the core principles of Topic 606 on revenue recognition, but addresses collectability, sales tax presentation, noncash consideration, contract modifications at transition and completed contracts at transition. The amendments in ASU 2016-12 affect the guidance of ASU 2014-09 which is not yet effective. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 provides financial statement reader more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. It is effective for annual reporting periods beginning after December 15, 2019. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

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

Note 3 – Summary of Significant Accounting Policies, continued

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2017, through the date which the financial statements are issued. Based upon the review, other than events disclosed in Note 8 – Subsequent Events, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note 4 – Commitments and Contingencies

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

On February 26, 2015, the Company entered into a sub-lease agreement for additional space in the San Jose area. The agreement has a term which expires on June 30, 2019 and an initial monthly rent of $6,109 per month. On August 25, 2015, the Company entered into an additional amended sub-lease agreement for additional space in San Jose, California. The agreement has a term which expires on June 30, 2019 and an initial monthly rent of $4,314 per month. These leases are subject to certain annual escalations as defined in the agreements.

On July 9, 2015, the Company entered into a sub-lease agreement for additional space in Costa Mesa, CA. The agreement has a term which expires on September 30, 2017 and a monthly rent of $6,376 per month.

The future minimum lease payments for leased locations are as follows:

For the Years Ended December 31,	Amount
2017 (Nine Months)	$426,005
2018	530,531
2019	372,652
Total	$1,329,188

Development and Licensing Agreements

In 2015, the Company signed a development and licensing agreement with a consumer electronics company to embed WattUp wire-free charging receiver technology in various products including, but not limited to, certain mobile consumer electronics and related accessories. On March 31, 2016, the Company received a payment of $500,000 to begin the second phase of this agreement, of which the Company recognized $74,868 and $136,364 in revenue during the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, the Company also recognized revenue of $500,000 and $0, respectively, upon the achievement of project milestones under the second phase of the agreement.

In 2016, the Company entered into an agreement with a commercial and industrial supply company, under which the Company will develop wire-free charging solutions. The Company has $22,275 from this agreement in its deferred revenue balance as of March 31, 2017, which will be recognized when the project is completed.

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

Effective May 21, 2015, with the approval by the Company’s stockholders of its new performance-based equity plan, the Employment Agreement provided and Mr. Rizzone received, a grant of 639,075 Performance Share Units (the “PSUs”). The PSUs, which represent the right to receive shares of common stock, shall be earned based on the Company’s achievement of market capitalization growth between the effective date of the Employment Agreement and the end of the Initial Employment Period. If the Company’s market capitalization is $100 million or less, no PSUs will be earned. If the Company reaches a market capitalization of $1.1 billion or more, 100% of the PSUs will be earned. For market capitalization between $100 million and $1.1 billion, the percentage of PSUs earned will be determined on a quarterly basis based on straight line interpolation. PSUs earned as of the end of a calendar quarter will be paid 50% immediately and 50% will be deferred until the end of the Initial Employment Period subject to Mr. Rizzone’s continued employment with the Company (See Note 6).

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

Strategic Alliance Agreement

In November 2016, the Company and Dialog Semiconductor plc (“Dialog”) entered into a Strategic Alliance Agreement (“Alliance Agreement”) for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (“Licensed Products”). Pursuant to the terms of the Strategic Alliance Agreement, the Company agreed to engage Dialog as the exclusive supplier of the Licensed Products for specified fields of use, subject to certain exceptions (the “Company Exclusivity Requirement”). Dialog agreed to not distribute, sell or work with any third party to develop any competing products without the Company’s approval (the “Dialog Exclusivity Requirement”). In addition, both parties agreed on a revenue sharing arrangement and will collaborate on the commercialization of Licensed Products based on a mutually-agreed upon plan. Each party will retain all of its intellectual property.

The Alliance Agreement has an initial term of seven years and will automatically renew annually thereafter unless terminated by either party upon 180 days’ prior written notice. The Company may terminate the Alliance Agreement at any time after the third anniversary of the Agreement upon 180 days’ prior written notice to Dialog, or if Dialog breaches certain exclusivity obligations. Dialog may terminate the Alliance Agreement if sales of Licensed Products do not meet specified targets. The Company Exclusivity Requirement will terminate upon the earlier of January 1, 2021 or the occurrence of certain events relating to the Company’s pre-existing exclusivity obligations. The Dialog Exclusivity Requirement will terminate if no Licensed Products have received the necessary Federal Communications Commission approvals within specified timeframes.

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

Private Placements

On August 9, 2016, the Company entered into a securities purchase agreement with Ascend Legend Master Fund, Ltd. pursuant to which the Company agreed to sell to Ascend Legend Master Fund, Ltd., and its affiliates, 1,618,123 shares of common stock at a price of $12.36 per share and a warrant to purchase up to 1,618,123 shares of common stock at an exercise price of $23.00 per share. The aggregate proceeds from the sale of shares of common stock was $20,000,000.

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

Note 6 – Stock Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

In December 2013, the Company’s board and stockholders approved the 2013 Equity Incentive Plan, providing for the issuance of equity-based instruments covering up to an initial total of 1,042,167 shares of common stock.

Effective on March 10, 2014, the Company’s board of directors and stockholders approved the First Amendment to the 2013 Equity Incentive Plan which provided for an increase in the aggregate number of shares of common stock that may be issued pursuant to the 2013 Equity Incentive Plan to equal 18% of the total number of shares of common stock outstanding immediately following the completion of the IPO (assuming for this purpose the issuance of all shares issuable under the Company’s equity plans, the conversion into common stock of all outstanding securities that are convertible by their terms into common stock and the exercise of all options and warrants exercisable for shares of common stock and including shares and warrants issued to the underwriters for such IPO upon exercise of its over-allotment options).

Effective March 27, 2014, the aggregate total number of shares which may be issued under the 2013 Equity Incentive Plan was increased to 2,335,967.

Effective on May 19, 2016, the Company’s stockholders approved the amendment and restatement of the 2013 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 2,150,000 shares, bringing the total number of approved shares to 4,485,967 under the 2013 Equity Incentive Plan.

As of March 31, 2017, 1,234,052 shares of common stock remain available to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

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

As of March 31, 2017, 301,055 shares of common stock remain available to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

On April 10, 2015, the Company’s board of directors approved the Energous Corporation 2015 Performance Share Unit Plan (the “Performance Share Plan”), under which 1,310,104 shares of common stock became available for issuance as PSUs to a select group of employees and directors, subject to approval by the stockholders. On May 21, 2015, the Company’s stockholders approved the Performance Share Plan.

As of March 31, 2017, 31,951 shares of common stock remain available to be issued through equity-based instruments under the Performance Share Unit Plan.

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

As of March 31, 2017, 468,621 shares of common stock remain available to be issued under the ESPP. As of March 31, 2017, employees have contributed $245,959 through payroll withholdings to the ESPP for the current eligibility period. Shares will be deemed delivered on June 30, 2017 for the current eligibility period.

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2017	1,309,444	$4.55	7.1	$16,107,929
Granted	-	-	-	-
Exercised	(7,600)	3.54	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2017	1,301,844	$4.55	6.9	$14,379,468

Exercisable at January 1, 2017	1,057,187	$4.55	7.1	$12,988,601
Vested	79,568	4.53	-	-
Exercised	(7,600)	3.54	-	-
Forfeited	-	-	-	-
Exercisable at March 31, 2017	1,129,155	$4.56	6.9	$12,465,928

As of March 31, 2017, the unamortized value of options was $432,920. As of March 31, 2017, the unamortized portion will be expensed over a weighted average period of 0.6 years.

Restricted Stock Units (“RSUs”)

On February 23, 2017, the compensation committee of the board of directors (“Compensation Committee”) granted various directors RSUs under which the holders have the right to receive an aggregate 23,844 shares of the Company’s common stock. These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards granted vest fully on the first anniversary of the grant date.

On February 23, 2017, the Compensation Committee granted John Gaulding, Director and Chairman of the Board, RSUs under the 2014 Non-Employee Equity Compensation Plan for which Mr. Gaulding has the right to receive 25,000 shares of the Company’s common stock. This award was issued to Mr. Gaulding in connection with his role as an independent director and chairman of the board of directors. The award granted vests fully on the first anniversary of the grant date.

Note 6 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

On February 23, 2017, the Compensation Committee granted employees inducement RSU awards under which the holders have the right to receive an aggregate 246,000 shares of the Company’s common stock. The awards vest over four years beginning on the anniversary of the employee hire dates.

On February 23, 2017, the Compensation Committee granted various employees RSU awards under the 2013 Equity Incentive Plan under which the holders have the right to receive an aggregate 136,300 shares of the Company’s common stock. The awards vest over four years beginning on the anniversary of the grant date.

On February 23, 2017, the Compensation Committee granted various employees RSU awards under the 2013 Equity Incentive Plan under which the holders have the right to receive an aggregate 15,000 shares of the Company’s common stock. The awards vest 50% immediately, with the remaining 50% vesting on the anniversary of the grant date.

On February 23, 2017, the Compensation Committee granted an employee an RSU award under the 2013 Equity Incentive Plan under which the holder has the right to receive an aggregate 20,000 shares of the Company’s common stock. The award vests 100% upon successful completion of a project which is expected to last no more than one year from the anniversary of the grant date.

On February 23, 2017, the Compensation Committee granted Brian Sereda, Chief Financial Officer, two RSU awards under the 2013 Equity Incentive Plan. Under the first award, Mr. Sereda has the right to receive 5,000 shares of the Company’s common stock. The award vests 50% immediately, with the remaining 50% vesting on December 12, 2017. Under the second award, Mr. Sereda has the right to receive 30,000 shares of the Company’s common stock. The award vests over four years beginning on the anniversary of the grant date.

On February 23, 2017, the Compensation Committee granted Neeraj Sahejpal, Senior Vice President of Product Marketing, two RSU awards under the 2013 Equity Incentive Plan. Under the first award, Mr. Sahejpal has the right to receive 7,500 shares of the Company’s common stock. The award vests 50% immediately, with the remaining 50% vesting on December 12, 2017. Under the second award, Mr. Sahejpal has the right to receive 30,000 shares of the Company’s common stock. The award vests over four years beginning on the anniversary of the grant date.

On February 23, 2017, the Compensation Committee granted Michael Leabman, Chief Technology Officer, an RSU award under the 2013 Equity Incentive Plan under which Mr. Leabman has the right to receive 77,280 shares of the Company’s common stock. The award vests over four years beginning on the anniversary of the grant date.

On February 23, 2017, the Compensation Committee granted Cesar Johnston, Senior Vice President of Engineering, an RSU award under the 2013 Equity Incentive Plan under which Mr. Johnston has the right to receive 30,000 shares of the Company’s common stock. The award vests over four years beginning on the anniversary of the grant date.

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

Note 6 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

At March 31, 2017, the unamortized value of the RSUs was $27,239,595. The unamortized amount will be expensed over a weighted average period of 3.0 years. A summary of the activity related to RSUs for the three months ended March 31, 2017 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	2,052,223	$11.58
RSUs granted	645,924	$15.70
RSUs forfeited	(39,800)	$11.70
RSUs vested	(184,749)	$10.04
Outstanding at March 31, 2017	2,473,598	$12.67

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

The Company determined that the PSUs were equity awards with both market and service conditions. The Company utilized a Monte Carlo simulation to determine the fair value of the market condition, as described below. Grantees of PSUs are required to be employed through December 31, 2018 in order to earn the entire award, if and when vested. No PSUs were granted during the three months ended March 31, 2017.

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

Note 6 – Stock Based Compensation, continued

Performance Share Units (“PSUs”), continued

On October 24, 2016, the Compensation Committee granted Mr. Rizzone a PSU award under the 2013 Equity Incentive Plan under which Mr. Rizzone has the right to receive 150,000 shares of the Company’s common stock. The shares of this award vest upon the Company’s stock price meeting specific targets.

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

Amortization for all PSU awards was $613,860 and $214,465 for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, the unamortized value of all PSUs was approximately $2,160,646. The unamortized amount will be expensed over a weighted average period of 1.4 years. A summary of the activity related to PSUs for the three months ended March 31, 2017 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	1,153,617	$3.66
PSUs granted	-	$-
PSUs forfeited	-	$-
PSUs vested	-	$-
Outstanding at March 31, 2017	1,153,617	$3.66

Deferred Stock Units (“DSUs”)

On January 4, 2016, the Compensation Committee granted to John Gaulding, Director and Chairman of the Board, DSUs under the 2014 Non-Employee Equity Compensation Plan for which Mr. Gaulding has the right to receive 14,953 shares of the Company’s common stock. These shares were issued to Mr. Gaulding in lieu of $125,000 of his anticipated compensation for his services on the board, including $75,000 worth of DSUs and $50,000 of his regular board stipends. The award granted vests fully on the first anniversary of the grant date. Amortization was $1,362 and $29,974 for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, the DSUs were fully amortized. A summary of the activity related to DSUs for the three months ended March 31, 2017 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	14,953	$8.36
DSUs granted	-	$-
DSUs forfeited	-	$-
DSUs vested	14,953	$8.36
Outstanding at March 31, 2017	-	$-

Note 6 – Stock Based Compensation, continued

Employee Stock Purchase Plan (“ESPP”)

The current offering period began on January 1, 2017 and is scheduled to conclude on June 30, 2017. During the year ended December 31, 2016, there were two offering periods for the ESPP. The first offering period started on January 1, 2016 and concluded on June 30, 2016. The second offering period started on July 1, 2016 and concluded on December 31, 2016.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $5.88 and $2.57 for the three months ended March 31, 2017 and 2016, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $93,811 and $62,937 for the three months ended March 31, 2017 and 2016, respectively.

The Company estimated the fair value of options granted during the three months ended March 31, 2017 and 2016 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Stock price	$17.59	$8.36
Dividend yield	0%	0%
Expected volatility	66%	56%
Risk-free interest rate	0.62%	0.49%
Expected life	6 months	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Stock options	$226,383	$423,062
RSUs	2,602,775	1,223,096
PSUs	613,860	214,465
ESPP	93,811	62,937
DSUs	1,362	29,974
Total	$3,538,191	$1,953,534

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended March 31,
	2017	2016
Research and development	$1,757,902	$910,843
Sales and marketing	221,833	56,317
General and administrative	1,558,456	986,374
Total	$3,538,191	$1,953,534

Note 7 – Related Party Transactions

On July 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. On July 13, 2015, the Company appointed Brian Sereda as the Company’s Chief Financial Officer (See Note 4), replacing Interim Chief Financial Officer Howard Yeaton. Howard Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the three months ended March 31, 2017 and 2016, the Company incurred $0 and $10,631, respectively, in fees for other financial advisory and accounting services provided by FCS. None of these fees were incurred in connection with Mr. Yeaton’s services as Interim Chief Financial Officer.

Note 8 – Subsequent Events

RSU Grants

On April 9, 2017, the Compensation Committee approved by written consent grants of RSU awards to various employees under the 2013 Equity Incentive Plan. These RSUs give the holders the right to receive an aggregate 15,000 shares of the Company’s common stock. The awards vest 50% immediately, with the remaining 50% vesting on the anniversary of the grant date.

On April 9, 2017, the Compensation Committee approved by written consent a grant to an employee an inducement RSU award under which the holder has the right to receive an aggregate 10,000 shares of the Company’s common stock. The awards vest over four years beginning on the anniversary of the employee’s hire date.

On April 9, 2017, the Compensation Committee approved by written consent a grant to Stephen Rizzone, Chief Executive Officer, an RSU award under the 2013 Equity Incentive Plan under which Mr. Rizzone has the right to receive 193,059 shares of the Company’s common stock. The award vests over four years beginning on the anniversary of the grant date.

On April 9, 2017, the Compensation Committee approved by written consent grants to various consultants RSU awards under the 2014 Non-Employee Equity Compensation Plan under which the holders have the right to receive an aggregate 7,900 shares of the Company’s common stock. The awards have various vesting periods ranging from one to two years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to develop a commercially feasible technology, and timing of customer implementations of that technology in consumer products; timing of regulatory approvals, particularly the Federal Communications Commission’s approval of transmitting power at a distance; our ability to find and maintain development partners; our ability to protect our intellectual property; competition; and other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis sections of our most recently filed Annual Report on Form 10-K and any subsequently filed Quarterly Reports on Form 10-Q, including this report. We undertake no obligation to publicly update any written or oral forward-looking statement that we may make, whether as a result of new information, future developments or otherwise.

Overview

We have developed a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that enables RF-based charging for electronic devices, providing wire-free charging solutions for contact-based charging as well as at a distance charging, ultimately enabling charging with mobility under full software control. Pursuant to our Strategic Alliance Agreement with Dialog Semiconductor plc (Dialog), Dialog will manufacture and distribute products (Integrated Circuits or “ICs”) incorporating our RF-based wire-free charging technology. Dialog will be our exclusive supplier of these ICs for the general market. We believe our proprietary technology can be utilized in a variety of devices, including wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries, medical devices and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

We believe our technology is novel in its approach, in that we are developing a solution that charges electronic devices by surrounding them with a focused, three-dimensional (“3D”) radio frequency (“RF”) energy pocket (“RF energy pocket”). We are developing engineering solutions that we expect to enable the wire-free transmission of energy for contact-based applications and for far field applications in a circular charging envelope of up to 15 feet in radius. We are also developing our far field transmitter technology to seamlessly mesh (much like a network of WiFi routers) to form a wire-free charging network that will allow users to charge their devices as they walk from room-to-room or throughout a large space. To date, we have developed multiple transmitter prototypes in various form factors and power capabilities, and multiple receiver prototypes, including smartphone battery cases, toys, fitness trackers, Bluetooth headsets, tracking devices and stand-alone receivers.

When the company was first founded, we recognized the need to build and design an enterprise-class network management and control system (“NMS”) that was integral to the architecture and development of our wire-free charging technology. Our NMS system can be scaled up to control an enterprise consisting of thousands of devices or scaled down to work in a home or IoT environment.

The power, distance and mobility capabilities of the WattUp technology were validated independently by an internationally recognized independent testing lab in October 2015, and the results are published on our website.

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

In January 2015, we signed a Development and License Agreement with one of the top consumer electronic companies in the world based on total worldwide revenues. The agreement is milestone-based and while there are no guarantees that the WattUp® technology will ever be integrated into our strategic partner’s consumer devices, we have achieved some milestones, as reflected in our 2016 Engineering Services revenues. We expect to make continued progress toward achievement of significant new milestones that we expect will result in additional Engineering Services Revenue. Ultimately, if the customer chooses to incorporate our technology into one or more of its consumer electronic products, we expect to recognize significant revenues based on the WattUp® technology.

In February 2016, we delivered evaluation kits to potential licensees to allow their engineering and product management departments to test and evaluate our technology. We expect that the testing and evaluation currently taking place will lead to products being shipped to consumers beginning in the second half of 2017.

In November 2016, we entered into a Strategic Alliance Agreement with Dialog, pursuant to which Dialog will manufacture and distribute integrated circuit (“IC”) products incorporating our wire-free charging technology. Dialog will be our exclusive supplier of these products for the general market. Our WattUp technology will use Dialog's SmartBond® Bluetooth low energy solution as the out-of-band communications channel between the wireless transmitter and receiver. In most cases Dialog's power management technology will be used to distribute power from the WattUp receiver IC to the rest of the device while Dialog's AC/DC Rapid Charge™ power conversion technology delivers power to the wireless transmitter.

We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of March 15, 2017, we had in excess of 250 pending patent and provisional patent applications. Additionally, the U.S. Patent and Trademark Office (“PTO”) has issued 26 patents and notified us of the allowance of 17 additional patents. In addition to the inventions covered by these patents and patent applications, we have identified a significant number of additional specific inventions we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business and extend our value proposition.

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

We record revenue associated with product development projects that we enter into with certain customers, including one of the top consumer electronic companies in the world.  In general, these projects involve complex technology development and milestone-based payments, and our ability to achieve the program milestones is uncertain. Achievement of a milestone depends on our performance and requires customer acceptance. Payments associated with achieving the milestone are generally commensurate with our effort or the value of the deliverable, and are nonrefundable. We record the expenses related to these projects, generally included in research and development expense, in the periods incurred.

At the beginning of a customer relationship, we often receive nonrefundable payments, for which there are no milestones. We recognize this revenue ratably over the initial engineering product development period. We record the expenses related to these projects, which are generally included in research and development expense, in the periods incurred.

Results of Operations

Three Months Ended March 31, 2017 and 2016

Revenues.  During the three months ended March 31, 2017 and 2016, we recorded revenue of $575,368 and $136,364, respectively. The increase was due to the achievement of development milestones.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Loss from operations for the three months ended March 31, 2017 and 2016 were $12,476,019 and $10,800,408, respectively.

Research and Development Costs. Research and development costs, which include costs for developing our technology, were $8,353,184 and $7,674,093, respectively, for the three months ended March 31, 2017 and 2016. The increase in research and development costs of $679,091 is primarily due to a $1,652,836 increase in compensation, which includes a $847,059 increase in stock-based compensation, a $119,883 increase in depreciation due to additional laboratory equipment purchases during 2016, and an $88,532 increase in patent portfolio costs which was partially offset by a $1,137,005 decrease in chip design, manufacturing and component costs.

Sales and Marketing Costs. Sales and marketing costs for the three months ended March 31, 2017 and 2016 were $1,595,452 and $807,067, respectively. The increase in sales and marketing costs of $788,385 is primarily due to an increase of $523,560 in compensation, which includes a $165,516 in stock-based compensation, and a $231,531 increase in tradeshow expenses.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the three months ended March 31, 2017 and 2016 were $3,102,751 and $2,455,612, respectively. The increase in general administrative costs of $647,139 is primarily due to a $638,299 increase in compensation, which includes an increase in stock-based compensation of $572,082.

Interest Income, Net. Interest income for the three months ended March 31, 2017 was $3,605 as compared to interest income of $3,866 for the three months ended March 31, 2016.

Net Loss. As a result of the above, net loss for the three months ended March 31, 2017 was $12,473,140 as compared to $10,796,542 for the three months ended March 31, 2016.

Liquidity and Capital Resources

During the three months ended March 31, 2017 and 2016, we recorded revenue of $575,368 and $136,364, respectively. We incurred a net loss of $12,473,140 and $10,796,542 for the three months ended March 31, 2017 and 2016, respectively. Net cash used in operating activities was $10,007,645 and $6,325,595 for the three months ended March 31, 2017 and 2016, respectively. The Company is currently meeting its liquidity requirements through the sales of shares to three different private investors during August 2016, November 2016 and December 2016, which raised net proceeds of $34,788,311, and payments received under product development projects.

We believe our current cash on hand, together with anticipated payments received under current and future product development projects entered into with customers will be sufficient to fund our operations through the second quarter of 2018. However, depending on how soon we are able to achieve meaningful commercial revenues, we may require additional financing to fully implement our business plan. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. On April 24, 2015, we filed a “shelf” registration statement on Form S-3, which became effective on April 30, 2015. The “shelf” registration statement allows the Company from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. In November 2015, the Company consummated an offering under the shelf registration of 3,000,005 shares of common stock through which the Company raised net proceeds of $19,048,456. In August 2016, the Company sold shares in a private placement in which the Company raised net proceeds of $19,890,644. In November 2016, the Company sold shares in a private placement in which the Company raised net proceeds of $9,925,755. In December 2016, the Company sold shares in a private placement in which the Company raised net proceeds of $4,971,912.

During the three months ended March 31, 2017, cash flows used in operating activities were $10,007,645, consisting of a net loss of $12,473,140, less non-cash expenses aggregating $3,885,676 (representing principally stock-based compensation of $3,538,191 and depreciation expense of $326,563), a $102,500 increase in accounts receivable, a $1,754,121 decrease in accounts payable, a $215,182 decrease in accrued expenses and a $75,593 decrease in deferred revenue, partially offset by a $727,215 decrease in prepaid expenses and other current assets. During the three months ended March 31, 2016, cash flows used in operating activities were $6,325,595, consisting of a net loss of $10,796,542, less non-cash expenses aggregating $2,165,834 (representing principally stock-based compensation of $1,953,534 and depreciation expense of $192,104), a $2,111,999 increase in accounts payable from the timing of invoice payments, a $363,636 increase in deferred revenue, partially offset by a $225,694 decrease in accrued expenses.

During the three months ended March 31, 2017 and 2016, cash flows used in investing activities were $76,968 and $120,370, respectively. The cash used in investing activities for the three months ended March 31, 2017 primarily consisted of the purchase of laboratory equipment, offset by $2,800 in proceeds from the sales of fixed assets. The increase for the three months ended March 31, 2016 consisted of the purchase of laboratory equipment, building fixtures and tenant improvements.

During the three months ended March 31, 2017, cash flows provided by financing activities were $272,864, which consisted of $245,959 in proceeds from contributions to the ESPP and $26,905 in proceeds from the exercise of stock options. During the three months ended March 31, 2016, cash flows provided by financing activities were $284,067, which consisted of proceeds from contributions to the ESPP and proceeds from the exercise of stock options.

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

Off Balance Sheet Transactions

As of March 31, 2017, we did not have any off-balance sheet transactions.

Material Changes in Specified Contractual Obligations

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our most recent Annual Report on Form 10-K. There were no material changes outside the ordinary course of our business in the specified contractual obligations during the three months ended March 31, 2017.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended March 31, 2017. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2016 for a discussion of our exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the board of directors.

Based on their evaluation as of March 31, 2017, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2017. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In the quarter ended March 31, 2017, the Company granted restricted stock unit awards to certain new hire employees as inducement grants to enter into employment with the Company. These awards cover a total of 246,000 shares of the Company’s common stock. These awards vest in four equal annual installments beginning on the first anniversary of each employee’s employment anniversary date. These new hire inducement awards were granted pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933.

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

ENERGOUS CORPORATION
(Registrant)

Date: May 10, 2017	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Brian Sereda
		Name:	Brian Sereda
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

