Form 10-Q
period 2017-06-30
Energous Corp
filed 2017-08-09
CIK 1575793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of August 4, 2017, there were 21,899,941 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 Energous Corporation

CONDENSED BALANCE SHEETS

	As of
	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$13,084,360	$31,258,637
Accounts receivable	250,500	149,500
Prepaid expenses and other current assets	819,300	1,374,585
Prepaid rent, current	80,784	80,784
Total current assets	14,234,944	32,863,506

Property and equipment, net	1,944,157	2,209,475
Prepaid rent, non-current	97,060	137,452
Other assets	38,888	48,507
Total assets	$16,315,049	$35,258,940

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,377,871	$4,707,763
Accrued expenses	1,645,696	1,867,995
Deferred revenue	29,136	131,959
Total current liabilities	4,052,703	6,707,717

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at June 30, 2017
and December 31, 2016; no shares issued or outstanding	-	-
Common Stock, $0.00001 par value, 50,000,000 shares authorized at June 30, 2017 and December 31, 2016; 20,862,152 and 20,367,929 shares issued and outstanding
at June 30, 2017 and December 31, 2016, respectively.	207	202
Additional paid-in capital	162,178,863	153,075,595
Accumulated deficit	(149,916,724)	(124,524,574)
Total stockholders’ equity	12,262,346	28,551,223
Total liabilities and stockholders’ equity	$16,315,049	$35,258,940

The accompanying notes are an integral part of these condensed financial statements.

 Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$299,506	$181,818	$874,874	$318,182

Operating expenses:
Research and development	8,692,003	7,462,360	17,045,187	15,136,453
Sales and marketing	1,187,313	646,177	2,782,765	1,453,244
General and administrative	3,341,563	2,360,453	6,444,314	4,816,066
Total operating expenses	13,220,879	10,468,990	26,272,266	21,405,763

Loss from operations	(12,921,373)	(10,287,172)	(25,397,392)	(21,087,581)

Other income:
Loss on sales of property and equipment, net	-	-	(726)	-
Interest income	2,363	2,617	5,968	6,483
Total	2,363	2,617	5,242	6,483

Net loss	$(12,919,010)	$(10,284,555)	$(25,392,150)	$(21,081,098)

Basic and diluted loss per common share	$(0.63)	$(0.62)	$(1.23)	$(1.27)

Weighted average shares outstanding, basic and diluted	20,643,261	16,721,332	20,564,561	16,563,780

The accompanying notes are an integral part of these condensed financial statements.

 Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2017	20,367,929	$202	$153,075,595	$(124,524,574)	$28,551,223

Stock-based compensation - stock options	-	-	491,982	-	491,982

Stock-based compensation - restricted stock units ("RSUs")	-	-	6,022,165	-	6,022,165

Stock-based compensation - employee stock purchase plan ("ESPP")	-	-	187,352	-	187,352

Stock-based compensation - performance share units ("PSUs")	-	-	1,201,293	-	1,201,293

Stock-based compensation - deferred stock units ("DSUs")	-	-	1,362	-	1,362

Issuance of shares for RSUs	281,703	3	(3)	-	-

Issuance of shares for DSUs	14,953	-	-	-	-

Exercise of stock options	155,478	2	727,651	-	727,653

Cashless exercise of warrants	8,469	-	-	-	-

Shares purchased from contributions to the ESPP	33,620	-	471,466	-	471,466

Net loss	-	-	-	(25,392,150)	(25,392,150)

Balance, June 30, 2017 (unaudited)	20,862,152	$207	$162,178,863	$(149,916,724)	$12,262,346

The accompanying notes are an integral part of these condensed financial statements.

 Energous Corporation

 CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(25,392,150)	$(21,081,098)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	681,985	374,572
Stock based compensation	7,904,154	3,545,211
Amortization of prepaid rent from stock issuance to landlord	40,392	40,392
Loss on sales of property and equipment, net	726
Changes in operating assets and liabilities:
Accounts receivable	(101,000)	(30,000)
Prepaid expenses and other current assets	555,285	(97,334)
Other assets	9,619	2,823
Accounts payable	(2,329,892)	931,282
Accrued expenses	(222,299)	155,493
Deferred revenue	(102,823)	211,818
Net cash used in operating activities	(18,956,003)	(15,946,841)

Cash flows used in investing activities:
Purchases of property and equipment	(420,193)	(325,732)
Proceeds from the sale of property and equipment	2,800	-
Net cash used in investing activities	(417,393)	(325,732)

Cash flows from financing activities:
Proceeds from the exercise of stock options	727,653	252,641
Proceeds from contributions to employee stock purchase plan	471,466	338,680
Net cash provided by financing activities	1,199,119	591,321

Net decrease in cash and cash equivalents	(18,174,277)	(15,681,252)
Cash and cash equivalents - beginning	31,258,637	29,872,564
Cash and cash equivalents - ending	$13,084,360	$14,191,312

Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$3	$2

 The accompanying notes are an integral part of these condensed financal statements.

Note 1 – Business Organization, Nature of Operations

Energous Corporation (“Company”) was incorporated in Delaware on October 30, 2012. The Company has developed a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that can enable RF-based wire-free charging for electronic devices, providing power at a distance and ultimately enabling charging with mobility under full software control. Pursuant to a Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), Dialog will manufacture and distribute products (“Integrated Circuits” or “ICs”) incorporating the Company’s RF-based wire-free charging technology. Dialog will be the exclusive supplier of these ICs for the general market. The Company believes its proprietary technology can potentially be utilized in a variety of devices, including wearables, Internet of Things (“IoT”) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

The Company is using its WattUp technology to develop solutions that charge electronic devices by surrounding them with a contained three-dimensional (“3D”) radio frequency (“RF”) energy pocket (“RF energy pocket”). The Company is engineering solutions that are expected to enable the wire-free transmission of energy from multiple WattUp transmitters to multiple WattUp receiving devices within a range of up to fifteen (15) feet in radius or in a circular charging envelope of up to thirty (30) feet. The Company is also developing a transmitter technology to seamlessly mesh, much like a network of WiFi routers, to form a wire-free charging network that will allow users to charge their devices as they walk from room-to-room or throughout a large space. To date, the Company has developed multiple transmitter prototypes in various form factors and power capabilities. The Company has also developed multiple receiver prototypes supporting smartphone battery cases, toys, fitness trackers, Bluetooth headsets and tracking devices, as well as stand-alone receivers.

Note 2 – Liquidity and Management Plans

During the three and six months ended June 30, 2017, the Company recorded revenue of $299,506 and $874,874, respectively, and during the three and six months ended June 30, 2016, the Company recorded revenue of $181,818 and $318,812, respectively. During the three and six months ended June 30, 2017, the Company recorded a net loss of $12,919,010 and $25,392,150, respectively, and during the three and six months ended June 30, 2016, the Company recorded a net loss of $10,284,555 and $21,081,098, respectively. Net cash used in operating activities was $18,956,003 and $15,946,841 for the six months ended June 30, 2017 and 2016, respectively. The Company is currently meeting its liquidity requirements through the sales of shares to three different private investors during August 2016, November 2016 and December 2016, which raised net proceeds of $34,788,311, and payments received under product development projects.

As of June 30, 2017, the Company had cash on hand of $13,084,360. The Company expects that cash on hand as of June 30, 2017, together with funds from a sale of shares to Dialog, which closed in July 2017 (see Note 8 – Subsequent Events) and anticipated revenues, will be sufficient to fund the Company’s operations into the third quarter of 2018.

Research and development of new technologies is, by its nature, unpredictable. Although the Company will undertake development efforts with commercially reasonable diligence, there can be no assurance that its available resources including the net proceeds from the Company’s IPO, secondary offering, shelf registration and strategic investor financings will be sufficient to enable it to develop and obtain regulatory approval of its technology to the extent needed to create future revenues sufficient to sustain its operations. The Company expects to pursue additional financing, which could include follow-on equity offerings, debt financings, co-development agreements or other alternatives, depending upon the market conditions. Should the Company choose to pursue additional financing, there is no assurance that the Company would be able to do so on terms that it would find acceptable.

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

Note 3 – Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $8,692,003 and $7,462,360 for the three months ended June 30, 2017 and 2016, respectively, and the Company incurred research and development costs of $17,045,187 and $15,136,453 for the six months ended June 30, 2017 and 2016, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2017, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three and six months ended June 30, 2017 and 2016.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”), performance stock units (“PSUs”) and deferred stock units (“DSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 7,532,800 and 4,493,120 for the three months ended June 30, 2017 and 2016, respectively, and 7,532,800 and 4,493,120 for the six months ended June 30, 2017 and 2016, respectively, because their inclusion would be anti-dilutive.

Note 3 – Summary of Significant Accounting Policies, continued

Net Loss Per Common Share, continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Consulting Warrant to purchase common stock	-	34,778	-	34,778
Financing Warrant to purchase common stock	13,889	81,779	13,889	81,779
IPO Warrants to purchase common stock	11,600	233,475	11,600	233,475
Investor Relations Consulting Warrant	7,950	36,000	7,950	36,000
Investor Relations Incentive Warrant	15,000	15,000	15,000	15,000
Warrant issued to private investors	2,381,675	-	2,381,675	-
Options to purchase common stock	1,153,966	1,340,007	1,153,966	1,340,007
RSUs	2,795,103	1,581,757	2,795,103	1,581,757
PSUs	1,153,617	1,155,371	1,153,617	1,155,371
DSUs	-	14,953	-	14,953
Total potentially dilutive securities	7,532,800	4,493,120	7,532,800	4,493,120

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

Note 3 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting.” ASU No. 2017-09 provides clarity and reduces complexity when applying the guidance in Topic 718 for changes in terms or conditions of share-based payment awards. It is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2017, through the date which the financial statements are issued. Based upon the review, other than events disclosed in Note 8 – Subsequent Events, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note 4 – Commitments and Contingencies

Operating Leases

On September 10, 2014, the Company entered into a Lease Agreement (“Lease”) with Balzer Family Investments, L.P. (“Landlord”) related to space located at Northpointe Business Center, 3590 North First Street, San Jose, California. The initial term of the lease is 60 months, with initial monthly base rent of $36,720 and the lease is subject to certain annual escalations as defined in the agreement. On October 1, 2014, the Company relocated its headquarters to this new location.  The Company issued to the Landlord 41,563 shares of the Company’s common stock valued at $500,000, of which $400,000 will be applied to reduce the Company’s monthly base rent obligation by $6,732 per month and of which $100,000 was for certain tenant improvements. The Company recorded $400,000 as prepaid rent on its balance sheet, which is being amortized over the term of the lease and recorded $100,000 as leasehold improvements.

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

On July 9, 2015, the Company entered into a sub-lease agreement for additional space in Costa Mesa, CA. The agreement has a term which expires on September 30, 2017 and a monthly rent of $6,376 per month. On May 31, 2017, the Company entered into a lease agreement for the same space in Costa Mesa, CA. The agreement has a term which will begin on October 1, 2017 and expires on September 30, 2019. The initial monthly rent will be $9,040.

The future minimum lease payments for leased locations are as follows:

For the Years Ended December 31,	Amount
2017 (Six Months)	$305,702
2018	640,202
2019	457,585
Total	$1,403,489

Note 4 – Commitments and Contingencies, continued

Development and Licensing Agreements

In 2015, the Company signed a development and licensing agreement with a consumer electronics company to embed WattUp wire-free charging receiver technology in various products including, but not limited to, certain mobile consumer electronics and related accessories. On March 31, 2016, the Company received payment of $500,000 pursuant to the February 15, 2016 commencement of the second phase described in the third amendment of this agreement, of which the Company recorded $4,956 and $181,818 in revenue during the three months ended

June 30, 2017 and 2016, respectively, and $79,824 and $318,182 in revenue during the six months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017 and 2016, the Company also recognized revenue of $250,000 and $0, respectively, and during the six months ended June 30, 2017 and 2016, the Company also recognized revenue of $750,000 and $0, respectively, upon the achievement of additional milestones under the second phase of the agreement.

In 2016, the Company entered into an agreement with a commercial and industrial supply company, under which the Company will develop wire-free charging solutions. The Company recognized $44,550 from this agreement during the three and six months ended June 30, 2017.

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

Amended Employee Agreement – Stephen Rizzone

On April 3, 2015, the Company entered into an Amended and Restated Executive Employment Agreement with Stephen R. Rizzone, the Company’s President and Chief Executive Officer (“Employment Agreement”).

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

Pursuant to Mr. Rizzone’s prior employment agreement, on December 12, 2013 Mr. Rizzone was granted a ten year option to purchase 275,689 shares of common stock at an exercise price of $1.68 vesting over four years in 48 monthly installments beginning October 1, 2013 (“First Option”). Mr. Rizzone was also granted a second option award to purchase 496,546 shares of common stock at an exercise price of $6.00 (“Second Option”). The Second Option vests over the same vesting schedule as the First Option.

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

Note 4 – Commitments and Contingencies, continued

Amended Employee Agreement – Stephen Rizzone, continued

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

In addition to the Alliance Agreement, the Company and Dialog entered into a securities purchase agreement (see Note 5 – Stockholders’ Equity).

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

Note 5 – Stockholders’ Equity, continued

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

On November 7, 2016, the Company and Dialog entered into a securities purchase agreement pursuant to which the Company agreed to sell to Dialog 763,552 shares of common stock at a price of $13.0967 per share and a warrant to purchase up to 763,552 shares of common stock that may be exercised only on a cashless basis at a price of $17.0257 per share, and may be exercised at any time between the date that is six months and a day after the closing date of the transaction and the three-year anniversary of the Closing Date. The aggregate proceeds from the sale of shares of common stock was $10,000,011.

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

As of June 30, 2017, 925,993 shares of common stock remain available to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

Note 6 – Stock Based Compensation, continued

Equity Incentive Plans, continued

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

As of June 30, 2017, 292,655 shares of common stock remain available to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

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

As of June 30, 2017, 31,951 shares of common stock remain available to be issued through equity-based instruments under the Performance Share Unit Plan.

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

As of June 30, 2017, 435,001 shares of common stock remain available to be issued under the ESPP. As of June 30, 2017, employees contributed $471,466 through payroll withholdings to the ESPP for the current eligibility period. A total of 33,620 shares were purchased during the six months ended June 30, 2017.

Note 6 – Stock Based Compensation, continued

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2017	1,309,444	$4.55	7.1	$16,107,929
Granted	-	-	-	-
Exercised	(155,478)	4.68	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2017	1,153,966	$4.53	6.7	$13,534,936

Exercisable at January 1, 2017	1,057,187	$4.55	7.1	$12,988,601
Vested	159,134	4.53	-	-
Exercised	(155,478)	4.68	-	-
Forfeited	-	-	-	-
Exercisable at June 30, 2017	1,060,843	$4.53	6.7	$12,440,373

As of June 30, 2017, the unamortized value of options was $237,751. As of June 30, 2017, the unamortized portion will be expensed over a weighted average period of 0.3 years.

Restricted Stock Units (“RSUs”)

During the first quarter of 2017, the compensation committee of the board of directors (“Compensation Committee”) granted various directors RSUs under which the holders have the right to receive an aggregate of 48,844 shares of the Company’s common stock. These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards granted vest fully on the first anniversary of the grant date.

During the first quarter of 2017, the Compensation Committee granted employees inducement RSU awards under which the holders have the right to receive an aggregate of 246,000 shares of the Company’s common stock. The awards vest over four years beginning on the anniversary of the employee hire dates.

During the first quarter of 2017, the Compensation Committee granted various employees RSU awards under the 2013 Equity Incentive Plan under which the holders have the right to receive an aggregate of 351,080 shares of the Company’s common stock. The awards have various vesting schedules.

Note 6 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

During the second quarter of 2017, the compensation committee of the board of directors (“Compensation Committee”) granted various consultants RSUs under which the holders have the right to receive an aggregate of 8,400 shares of the Company’s common stock. These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards have various vesting schedules.

During the second quarter of 2017, the Compensation Committee granted employees inducement RSU awards under which the holders have the right to receive an aggregate of 120,000 shares of the Company’s common stock. A majority of the awards vest over four years beginning on the anniversary of the employee hire dates.

During the second quarter of 2017, the Compensation Committee granted various employees RSU awards under the 2013 Equity Incentive Plan under which the holders have the right to receive an aggregate of 308,059 shares of the Company’s common stock. The awards have various vesting schedules.

The Company accounts for RSUs granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of the Company’s common stock.

At June 30, 2017, the unamortized value of the RSUs was $30,193,264. The unamortized amount will be expensed over a weighted average period of 2.9 years. A summary of the activity related to RSUs for the six months ended June 30, 2017 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	2,052,223	$11.58
RSUs granted	1,082,383	$15.42
RSUs forfeited	(57,800)	$12.91
RSUs vested	(281,703)	$10.44
Outstanding at June 30, 2017	2,795,103	$13.07

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

The Company determined that the PSUs were equity awards with both market and service conditions. The Company utilized a Monte Carlo simulation to determine the fair value of the market condition, as described below. Grantees of PSUs are required to be employed through December 31, 2018 in order to earn the entire award, if and when vested. No PSUs were granted during the six months ended June 30, 2017.

Note 6 – Stock Based Compensation, continued

Performance Share Units (“PSUs”), continued

Performance Share Units (PSUs) Granted During the Six Months Ended June 30, 2016
Market capitalization	$102,600,000
Dividend yield	0%
Expected volatility	75%
Risk-free interest rate	1.04%

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

Amortization for all PSU awards was $587,433 and $228,664 for the three months ended June 30, 2017 and 2016, respectively, and $1,201,293 and $443,129 for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, the unamortized value of all PSUs was approximately $1,573,213. The unamortized amount will be expensed over a weighted average period of 1.3 years. A summary of the activity related to PSUs for the six months ended June 30, 2017 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	1,153,617	$3.66
PSUs granted	-	$-
PSUs forfeited	-	$-
PSUs vested	-	$-
Outstanding at June 30, 2017	1,153,617	$3.66

Note 6 – Stock Based Compensation, continued

Deferred Stock Units (“DSUs”)

On January 4, 2016, the Compensation Committee granted to John Gaulding, Director and Chairman of the Board, DSUs under the 2014 Non-Employee Equity Compensation Plan for which Mr. Gaulding has the right to receive 14,953 shares of the Company’s common stock. These shares were issued to Mr. Gaulding in lieu of $125,000 of his anticipated compensation for his services on the board, including $75,000 worth of RSUs and $50,000 of his regular board stipends. The award granted vested fully on the first anniversary of the grant date. Amortization was $0 and $30,996 for the three months ended June 30, 2017 and 2016, respectively and $1,362 and $60,970 for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, the DSUs were fully amortized. A summary of the activity related to DSUs for the six months ended June 30, 2017 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	14,953	$8.36
DSUs granted	-	$-
DSUs forfeited	-	$-
DSUs vested	14,953	$8.36
Outstanding at June 30, 2017	-	$-

Employee Stock Purchase Plan (“ESPP”)

The recently completed offering period for the ESPP was January 1, 2017 through June 30, 2017. During the year ended December 31, 2016, there were two offering periods for the ESPP. The first offering period started on January 1, 2016 and concluded on June 30, 2016. The second offering period started on July 1, 2016 and concluded on December 31, 2016.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $5.88 and $2.57 for the six months ended June 30, 2017 and 2016, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $93,541 and $187,352 for the three and six months ended June 30, 2017, respectively, and $59,779 and $122,716 for the three and six months ended June 30, 2016, respectively.

The Company estimated the fair value of options granted during the six months ended June 30, 2017 and 2016 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Stock price	$17.59	$8.36
Dividend yield	0%	0%
Expected volatility	66%	56%
Risk-free interest rate	0.62%	0.49%
Expected life	6 months	6 months

Note 6 – Stock Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$265,599	$123,235	$491,982	$546,297
RSUs	3,419,390	1,149,003	6,022,165	2,372,099
PSUs	587,433	228,664	1,201,293	443,129
ESPP	93,541	59,779	187,352	122,716
DSUs	-	30,996	1,362	60,970
Total	$4,365,963	$1,591,677	$7,904,154	$3,545,211

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$2,326,720	$757,250	$4,084,622	$1,668,093
Sales and marketing	279,015	68,452	500,848	124,769
General and administrative	1,760,228	765,975	3,318,684	1,752,349
Total	$4,365,963	$1,591,677	$7,904,154	$3,545,211

Note 7 – Related Party Transactions

On July 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. Howard Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the three and six months ended June 30, 2017, the Company did not incur any fees for services provided by FCS. During the three and six months ended June 30, 2016, the Company incurred $2,675 and $13,306, respectively, in fees for other financial advisory and accounting services provided by FCS. None of these fees were incurred in connection with Mr. Yeaton’s services as Interim Chief Financial Officer.

Note 8 – Subsequent Events

In July 2017, the Company issued to Dialog 976,139 shares of common stock at a price of $15.3666 per share and a warrant to purchase up to 654,013 shares of common stock that may be exercised only on a cashless basis at a price of $19.9766 per share, and may be exercised at any time between the date that is six months and a day after the closing date of the transaction and the three-year anniversary of the Closing Date. The aggregate proceeds from the sale of shares of common stock was $14,999,935.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the utilization of our proprietary technology, the anticipated results of our development efforts, our investments in Integrated Circuits, the timing for receipt of required regulatory approvals and product launches, and other statements regarding our future operations, financial condition and prospects and business strategies. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to develop a commercially feasible technology, and timing of customer implementations of that technology in consumer products; timing of regulatory approvals, particularly the Federal Communications Commission’s approval of transmitting power at a distance; our ability to find and maintain development partners; our ability to protect our intellectual property; competition; and other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis sections of our most recently filed Annual Report on Form 10-K and any subsequently filed Quarterly Reports on Form 10-Q, including this report. We undertake no obligation to publicly update any written or oral forward-looking statement that we may make, whether as a result of new information, future developments or otherwise.

Overview

We have developed a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that enables RF-based charging for electronic devices, providing wire-free charging solutions for contact-based charging as well as at a distance charging, ultimately enabling charging with mobility under full software control. Pursuant to our Strategic Alliance Agreement with Dialog Semiconductor plc (Dialog), Dialog will manufacture and distribute products (“Integrated Circuits” or “ICs”) incorporating our RF-based wire-free charging technology. Dialog will be our exclusive supplier of these ICs for the general market. We believe our proprietary technology can be utilized in a variety of devices, including wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries, medical devices and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

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

When we were first founded, we recognized the need to build and design an enterprise-class network management and control system (“NMS”) that was integral to the architecture and development of our wire-free charging technology. Our NMS system can be scaled up to control an enterprise consisting of thousands of devices or scaled down to work in a home or IoT environment.

The power, distance and mobility capabilities of the WattUp technology were validated independently by an internationally recognized independent testing lab in October 2015, and the results are published on our website.

Our technology solution consists principally of transmitter and receiver ICs and novel antenna designs driven through innovative algorithms and software applications. We submitted our first IC design for wafer fabrication in November 2013 and have since been developing multiple generations of transmitter and receiver ICs, multiple antenna designs, as well as algorithms and software designs that we believe, in the aggregate, will optimize our technology by reducing size and cost, while increasing performance to a level that will enable our technology to be integrated into a broad spectrum of devices. We have developed a “building block” approach which allows us to scale our product implementations by combining multiple transmitter building blocks and/or multiple receiver building blocks to provide the power, distance, size and cost performance necessary to meet application requirements. While the technology is very scalable, in order to provide us the necessary strategic focus to grow effectively, we have defined our market as devices that require 10 watts or less of power to charge. We will continue to invest in IC development as well as in the other components of the WattUp system to improve product performance, efficiency, cost-performance and miniaturization as required to grow the business and expand the ecosystem, while also distancing us from any potential competition.

We believe that if our development, regulatory and commercialization efforts are successful, our transmitter and receiver technology will support a broad spectrum of charging solutions ranging from contact-based charging or charging at distances of a few millimeters (“near field”) to charging at distances of up to 15 feet (“far field”).

In January 2015, we signed a Development and License Agreement with one of the top consumer electronic companies in the world based on total worldwide revenues. The agreement is milestone-based and while there are no guarantees that the WattUp® technology will ever be integrated into our strategic partner’s consumer devices, we have achieved some milestones, as reflected in our 2016 and 2017 Engineering Services revenues. We expect to make continued progress toward achievement of significant new milestones that we expect will result in additional Engineering Services Revenue. Ultimately, if the customer chooses to incorporate our technology into one or more of its consumer electronic products, we expect to recognize significant revenues based on the WattUp® technology.

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

We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of June 30, 2017, we had in excess of 230 pending patent and provisional patent applications in the United States and abroad. Additionally, the U.S. Patent and Trademark Office (“PTO”) has issued granted us 27 patents and notified us of the allowance of 27 additional patent applications. In addition to the inventions covered by these patents and patent applications, we have identified a significant number of additional specific inventions we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business and extend our value proposition.

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

Results of Operations

Three Months Ended June 30, 2017 and 2016

Revenues.  During the three months ended June 30, 2017 and 2016, we recorded revenue of $299,506 and $181,818, respectively. The increase was due to the achievement of development milestones.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Loss from operations for the three months ended June 30, 2017 and 2016 was $12,921,373 and $10,287,172, respectively.

Research and Development Costs. Research and development costs, which include costs for developing our technology, were $8,692,003 and $7,462,360, respectively, for the three months ended June 30, 2017 and 2016. The increase in research and development costs of $1,229,643 is primarily due to a $2,279,324 increase in compensation, which includes a $1,569,470 increase in stock-based compensation and a $709,854 increase in payroll related compensation, primarily from an increase in headcount within the department, partially offset by a $743,232 decrease in chip design, manufacturing and component costs and a $301,970 decrease in engineering software expense.

Sales and Marketing Costs. Sales and marketing costs for the three months ended June 30, 2017 and 2016 were $1,187,313 and $646,177, respectively. The increase in sales and marketing costs of $541,136 is primarily due to an increase of $464,378 in compensation, which includes a $210,563 in stock-based compensation, primarily from an increase in headcount within the department, and a $23,841 increase in travel costs.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the three months ended June 30, 2017 and 2016 were $3,341,563 and $2,360,453, respectively. The increase in general administrative costs of $981,110 is primarily due to a $1,071,137 increase in compensation, which includes an increase in stock-based compensation of $994,253, partially offset by minor decreases in other administrative expenses.

Interest Income, Net. Interest income for the three months ended June 30, 2017 was $2,363 as compared to interest income of $2,617 for the three months ended June 30, 2016.

Net Loss. As a result of the above, net loss for the three months ended June 30, 2017 was $12,919,010 as compared to $10,284,555 for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 and 2016

Revenues.  During the six months ended June 30, 2017 and 2016, we recorded revenue of $874,874 and $318,182, respectively. The increase was due to the achievement of development milestones.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Loss from operations for the six months ended June 30, 2017 and 2016 was $25,397,392 and $21,087,581, respectively.

Research and Development Costs. Research and development costs, which include costs for developing our technology, were $17,045,187 and $15,136,453, respectively, for the six months ended June 30, 2017 and 2016. The increase in research and development costs of $1,908,734 is primarily due to a $3,932,160 increase in compensation, which includes a $2,416,529 increase in stock-based compensation and a $1,515,631 increase in payroll related compensation, primarily from an increase in headcount within the department, and a $279,540 increase in depreciation expense, partially offset by a $1,880,237 decrease in chip design, manufacturing and component costs and a $464,992 decrease in engineering software expense.

Sales and Marketing Costs. Sales and marketing costs for the six months ended June 30, 2017 and 2016 were $2,782,765 and $1,453,244, respectively. The increase in sales and marketing costs of $1,329,521 is primarily due to an increase of $987,938 in compensation, due to an increased headcount within the department, which includes a $376,079 in stock-based compensation, primarily from an increase in headcount within the department, and a $252,157 increase in tradeshow expenses.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the six months ended June 30, 2017 and 2016 were $6,444,314 and $4,816,066, respectively. The increase in general administrative costs of $1,628,248 is primarily due to a $1,709,436 increase in compensation, which includes an increase in stock-based compensation of $1,566,335, partially offset by minor decreases in other administrative expenses.

Interest Income, Net. Interest income for the six months ended June 30, 2017 was $5,968 as compared to interest income of $6,483 for the six months ended June 30, 2016.

Net Loss. As a result of the above, net loss for the six months ended June 30, 2017 was $25,392,150 as compared to $21,081,098 for the six months ended June 30, 2016.

Liquidity and Capital Resources

We incurred net losses of $25,392,150 and $21,081,098 for the six months ended June 30, 2017 and 2016, respectively. Net cash used in operating activities was $18,956,003 and $15,946,481 for the six months ended June 30, 2017 and 2016, respectively. We are currently meeting our liquidity requirements through the sales of shares to three different private investors during August 2016, November 2016 and December 2016, which raised net proceeds of $34,788,311, and payments received under product development projects.

As of June 30, 2017, we had cash and cash equivalents of $13,084,360.

We believe our current cash on hand, together with funding from a private investment by Dialog Semiconductor that was completed in July 2017 (see Note 8 - Subsequent Events), and anticipated payments received under current and future product development projects entered into with customers, will be sufficient to fund our operations into the third quarter of 2018. However, depending on how soon we are able to achieve meaningful commercial revenues, we may require additional financing to fully implement our business plan, the ultimate goal of which is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient option for end users. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Depending upon market conditions, we may choose to pursue additional financing to, among other reasons, accelerate our product development efforts, regulatory activities and business development and support functions with a view to capitalizing on the market opportunity we see for our wire-free charging technology. On April 24, 2015, we filed a “shelf” registration statement on Form S-3, which became effective on April 30, 2015. The “shelf” registration statement allows us from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. In November 2015, we consummated an offering under the shelf registration of 3,000,005 shares of common stock through which we raised net proceeds of $19,048,456. In August 2016, we sold shares in a private placement in which we raised net proceeds of $19,890,644. In November 2016, we sold shares in a private placement in which we raised net proceeds of $9,925,755. In December 2016, we sold shares in a private placement in which we raised net proceeds of $4,971,912.

During the six months ended June 30, 2017, cash flows used in operating activities were $18,956,003, consisting of a net loss of $25,392,150, less non-cash expenses aggregating $8,627,257 (representing principally stock-based compensation of $7,904,154 and depreciation expense of $681,985), a $101,000 increase in accounts receivable, a $2,329,892 decrease in accounts payable, a $222,299 decrease in accrued expenses and a $102,823 decrease in deferred revenue, partially offset by a $555,285 decrease in prepaid expenses and other current assets. During the six months ended June 30, 2016, cash flows used in operating activities were $15,946,841, consisting of a net loss of $21,081,098, less non-cash expenses aggregating $3,960,175 (representing principally stock-based compensation of $3,545,211 and depreciation expense of $374,572), a $931,282 increase in accounts payable from the timing of invoice payments, a $155,493 increase in accrued expenses and a $211,818 increase in deferred revenue.

During the six months ended June 30, 2017 and 2016, cash flows used in investing activities were $417,393 and $325,732, respectively. The cash used in investing activities for the six months ended June 30, 2017 primarily consisted of the purchase of laboratory equipment and engineering software, offset by $2,800 in proceeds from the sales of property and equipment. The increase for the six months ended June 30, 2016 consisted of the purchase of laboratory equipment and building fixtures.

During the six months ended June 30, 2017, cash flows provided by financing activities were $1,199,119, which consisted of $727,653 in proceeds from the exercise of stock options and $471,466 in proceeds from contributions to the ESPP. During the six months ended June 30, 2016, cash flows provided by financing activities were $591,321, which consisted of $338,680 in proceeds from contributions to the ESPP and $252,641 in proceeds from the exercise of stock options.

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

Off Balance Sheet Transactions

As of June 30, 2017, we did not have any off-balance sheet transactions.

Material Changes in Specified Contractual Obligations

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our most recent Annual Report on Form 10-K. There were no material changes outside the ordinary course of our business in the specified contractual obligations during the three and six months ended June 30, 2017.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the six months ended June 30, 2017. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2016 for a discussion of our exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the board of directors.

Based on their evaluation as of June 30, 2017, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In the quarter ended June 30, 2017, the Company granted restricted stock unit awards to certain new hire employees as inducement grants to enter into employment with the Company. These awards cover a total of 120,000 shares of the Company’s common stock. These awards vest in four equal annual installments beginning on the first anniversary of each employee’s employment anniversary date. These new hire inducement awards were granted pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Securities Purchase Agreement, by and between the Company and Dialog Semiconductor plc, dated June 28, 2017.					X

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)					X

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)					X

32.1*	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGOUS CORPORATION
(Registrant)

Date: August 9, 2017	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Brian Sereda
		Name:	Brian Sereda
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Securities Purchase Agreement, by and between the Company and Dialog Semiconductor plc, dated June 28, 2017.					X

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)					X

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)					X

32.1*	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.