Form 10-Q
period 2017-09-30
Energous Corp
filed 2017-11-09
CIK 1575793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

As of November 3, 2017, there were 22,213,689 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

	As of
	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,223,859	$31,258,637
Accounts receivable	250,500	149,500
Prepaid expenses and other current assets	719,931	1,374,585
Prepaid rent, current	80,784	80,784
Total current assets	21,275,074	32,863,506

Property and equipment, net	1,724,500	2,209,475
Prepaid rent, non-current	76,864	137,452
Other assets	32,512	48,507
Total assets	$23,108,950	$35,258,940

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,169,930	$4,707,763
Accrued expenses	1,658,816	1,867,995
Deferred revenue	29,136	131,959
Total current liabilities	3,857,882	6,707,717

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued or outstanding	-	-
Common Stock, $0.00001 par value, 50,000,000 shares authorized at September 30, 2017 and December 31, 2016; 22,162,643 and 20,367,929 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	220	202
Additional paid-in capital	181,915,820	153,075,595
Accumulated deficit	(162,664,972)	(124,524,574)
Total stockholders’ equity	19,251,068	28,551,223
Total liabilities and stockholders’ equity	$23,108,950	$35,258,940

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$250,000	$1,003,973	$1,124,874	$1,322,155

Operating expenses:
Research and development	8,743,434	7,944,465	25,788,621	23,080,918
Sales and marketing	1,141,852	736,751	3,924,617	2,189,995
General and administrative	3,116,337	2,450,778	9,560,651	7,266,843
Total operating expenses	13,001,623	11,131,994	39,273,889	32,537,756

Loss from operations	(12,751,623)	(10,128,021)	(38,149,015)	(31,215,601)

Other income:
Loss on sales of property and equipment, net	-	-	(726)	-
Interest income	3,375	2,958	9,343	9,441
Total	3,375	2,958	8,617	9,441

Net loss	$(12,748,248)	$(10,125,063)	$(38,140,398)	$(31,206,160)

Basic and diluted loss per common share	$(0.58)	$(0.57)	$(1.81)	$(1.83)

Weighted average shares outstanding, basic and diluted	21,958,729	17,912,743	21,034,391	17,016,717

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2017	20,367,929	$202	$153,075,595	$(124,524,574)	$28,551,223

Stock-based compensation - stock options	-	-	738,599	-	738,599

Stock-based compensation - restricted stock units ("RSUs")	-	-	9,865,351	-	9,865,351

Stock-based compensation - employee stock purchase plan ("ESPP")	-	-	266,398	-	266,398

Stock-based compensation - performance share units ("PSUs")	-	-	1,601,160	-	1,601,160

Stock-based compensation - deferred stock units ("DSUs")	-	-	1,362	-	1,362

Issuance of shares for RSUs	590,536	6	(6)	-	-

Issuance of shares for DSUs	14,953	-	-	-	-

Exercise of stock options	159,855	2	738,550	-	738,552

Cashless exercise of warrants	19,611	-	-	-	-

Shares purchased from contributions to the ESPP	33,620	-	696,274	-	696,274

Issuance of shares and warrants in a private placement, net of issuance costs of $67,388	976,139	10	14,932,537	-	14,932,547

Net loss	-	-	-	(38,140,398)	(38,140,398)

Balance, September 30, 2017 (unaudited)	22,162,643	$220	$181,915,820	$(162,664,972)	$19,251,068

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(38,140,398)	$(31,206,160)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	999,396	628,613
Stock based compensation	12,472,870	5,405,908
Amortization of prepaid rent from stock issuance to landlord	60,588	60,588
Loss on sales of propery and equipment, net	726	-
Changes in operating assets and liabilities:
Accounts receivable	(101,000)	(625,000)
Prepaid expenses and other current assets	654,654	(484,284)
Other assets	15,995	2,823
Accounts payable	(2,537,833)	948,700
Accrued expenses	(209,179)	717,002
Deferred revenue	(102,823)	112,245
Net cash used in operating activities	(26,887,004)	(24,439,565)

Cash flows used in investing activities:
Purchases of property and equipment	(517,947)	(858,445)
Proceeds from the sale of property and equipment	2,800	-
Net cash used in investing activities	(515,147)	(858,445)

Cash flows from financing activities:
Net proceeds for issuance of shares to a private investor	14,932,547	19,890,660
Proceeds from the exercise of stock options	738,552	270,716
Proceeds from contributions to employee stock purchase plan	696,274	533,005
Shares repurchased for tax withholdings on vesting of RSUs	-	(266,217)
Shares repurchased for tax withholdings on vesting of PSUs	-	(46,463)
Net cash provided by financing activities	16,367,373	20,381,701

Net decrease in cash and cash equivalents	(11,034,778)	(4,916,309)
Cash and cash equivalents - beginning	31,258,637	29,872,564
Cash and cash equivalents - ending	$20,223,859	$24,956,255

Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$6	$4
Common stock issued for PSUs	$-	$1

The accompanying notes are an integral part of these condensed financial statements.

Note 1 - Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company has developed a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that can enable RF-based wire-free charging for electronic devices, providing power at a distance and ultimately enabling charging with mobility under full software control. Pursuant to a Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), a related party (see Note 7 - Related Party Transactions), Dialog will manufacture and distribute integrated circuit products (“ICs”) incorporating the Company’s RF-based wire-free charging technology. Dialog will be the exclusive supplier of these ICs for the general market. The Company believes its proprietary technology can potentially be utilized in a variety of devices, including wearables, Internet of Things (“IoT”) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

The Company is using its WattUp technology to develop solutions that charge electronic devices by surrounding them with a contained three-dimensional radio frequency (“RF”) energy pocket (“RF energy pocket”). The Company is engineering solutions that are expected to enable the wire-free transmission of energy from multiple WattUp transmitters to multiple WattUp receiving devices within a range of up to fifteen (15) feet in radius or in a circular charging envelope of up to thirty (30) feet. The Company is also developing a transmitter technology to seamlessly mesh, much like a network of WiFi routers, to form a wire-free charging network that will allow users to charge their devices as they walk from room-to-room or throughout a large space. To date, the Company has developed multiple transmitter prototypes in various form factors and power capabilities. The Company has also developed multiple receiver prototypes supporting smartphone battery cases, toys, fitness trackers, Bluetooth headsets and tracking devices, as well as stand-alone receivers.

The market for products using the Company’s technology is nascent and unproven, so the Company’s success is sensitive to many factors, including technological feasibility, regulatory approval, customer acceptance, competition and global market fluctuations.

Note 2 - Liquidity and Management Plans

During the three and nine months ended September 30, 2017, the Company recorded revenue of $250,000 and $1,124,874, and during the three and nine months ended September 30, 2016, the Company recorded revenue of $1,003,973 and $1,322,155, respectively. During the three and nine months ended September 30, 2017, the Company recorded net losses of $12,748,248 and $38,140,398, and during the three and nine months ended September 30, 2016, the Company recorded net losses of $10,125,063 and $31,206,160, respectively. Net cash used in operating activities was $26,887,004 and $24,439,565 for the nine months ended September 30, 2017 and 2016, respectively. The Company is currently meeting its liquidity requirements through sales of shares to private investors during August 2016, November 2016, December 2016 and July 2017, which raised total net proceeds of $49,720,858, and payments received under product development projects.

As of September 30, 2017, the Company had cash on hand of $20,223,859. The Company expects that cash on hand as of September 30, 2017, together with anticipated payments to be received under current product development projects and anticipated royalties from chip revenue, together with potential new financing activities including potential sales of stock, will be sufficient to fund the Company’s operations through at least one year from the issuance of these unaudited condensed interim financial statements.

Research and development of new technologies is, by its nature, unpredictable. Although the Company will undertake development efforts with commercially reasonable diligence, there can be no assurance that its available resources will be sufficient to enable it to develop and obtain regulatory approval of its technology to the extent needed to create future revenues sufficient to sustain its operations. The Company expects to pursue additional financing, which could include follow-on equity offerings, debt financing, co-development agreements or other alternatives, depending upon market conditions. Should the Company choose to pursue additional financing, there is no assurance that it would be able to do so on terms that are favorable to the Company or its stockholders.

Note 3 - Summary of Significant Accounting Policies

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

The Company records revenue associated with product development projects that it enters into with certain customers.  In general, these projects are associated with complex technology development, and as such the Company does not have certainty about its ability to achieve the program milestones. Achievement of the milestone is dependent on the Company’s performance and typically requires acceptance by the customer. Payments associated with milestone achievements are generally commensurate with the Company’s effort or the value of the deliverable and are nonrefundable.

The Company also receives nonrefundable payments, typically at the beginning of a customer relationship, which are not based on milestones. The Company recognizes this revenue ratably over the initial engineering product development period. The Company records the expenses related to product development projects, generally included in research and development expense, in the periods incurred.

Note 3 - Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $8,743,434 and $7,944,465 for the three months ended September 30, 2017 and 2016, and $25,788,621 and $23,080,918 for the nine months ended September 30, 2017 and 2016, respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with accounting guidance that requires awards to be recorded at their fair value on the date of grant and are amortized over the vesting period of the award. The Company recognizes stock-based compensation expense, for the portion of the awards that are ultimately expected to vest, on a straight line basis over the requisite service period of the award, which is typically its vesting period for those awards.

On April 10, 2015, the Company’s board of directors approved the Energous Corporation Employee Stock Purchase Plan (the “ESPP”), under which 600,000 shares of common stock were reserved for purchase by the Company’s employees, subject to approval by the stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. Under the plan, employees may purchase a limited number of shares of common stock at a 15% discount from the lower of the closing market prices measured on the first and last days of each half-year period. The Company recognizes compensation expense for the fair value of the purchase options, as measured on the grant date.

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2017, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three and nine months ended September 30, 2017 and 2016.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”), performance stock units (“PSUs”) and deferred stock units (“DSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 7,862,420 and 5,546,269 shares for the three months ended September 30, 2017 and 2016, and 7,862,420 and 5,546,269 shares for the nine months ended September 30, 2017 and 2016, respectively, because their inclusion would be anti-dilutive.

Note 3 - Summary of Significant Accounting Policies, continued

Net Loss Per Common Share, continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Financing Warrant to purchase common stock	13,889	13,889	13,889	13,889
IPO Warrants to purchase common stock	11,600	13,200	11,600	13,200
Investor Relations Consulting Warrant	-	23,250	-	23,250
Investor Relations Incentive Warrant	-	15,000	-	15,000
Warrant issued to private investors	3,035,688	1,618,123	3,035,688	1,618,123
Options to purchase common stock	1,149,589	1,333,357	1,149,589	1,333,357
RSUs	2,498,037	1,443,529	2,498,037	1,443,529
PSUs	1,153,617	1,070,968	1,153,617	1,070,968
DSUs	-	14,953	-	14,953
Total potentially dilutive securities	7,862,420	5,546,269	7,862,420	5,546,269

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASU Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Originally, ASU 2014-09 would be effective for the Company starting January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In July 2015, FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The Company is in the process of evaluating the effects, if any, that adoption of this guidance will have on its financial statements.

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

Note 3 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, US GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company adopted ASU 2014-15 and management has made the appropriate evaluations and disclosures in Note 2 - Liquidity and Management Plans.

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

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, which clarified the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. ASU 2015-15 should be adopted concurrently with the adoption of ASU 2015-03. The Company has adopted ASU 2015-15, and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). ASU No. 2016-08 maintains the core principles of Topic 606 on revenue recognition, but clarifies whether an entity is a principal or an agent in a contract and the appropriate revenue recognition principles under each of these circumstances. The amendments in ASU 2016-08 affect the guidance of ASU 2014-09 which is not yet effective. The Company is in the process of evaluating the effects, if any, that adoption of this guidance will have on its financial statements.

Note 3 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption of this standard did not have a material impact on the results of operations.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” ASU No. 2016-10 maintains the core principles of Topic 606 on revenue recognition, but clarifies identification of performance obligations and licensing implementation guidance. The amendments in ASU 2016-10 affect the guidance of ASU 2014-09 which is not yet effective. The Company is in the process of evaluating the effects, if any, that adoption of this guidance will have on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow- Scope Improvements and Practical Expedients.” ASU No. 2016-12 maintains the core principles of Topic 606 on revenue recognition, but addresses collectability, sales tax presentation, noncash consideration, contract modifications at transition and completed contracts at transition. The amendments in ASU 2016-12 affect the guidance of ASU 2014-09 which is not yet effective. The Company is in the process of evaluating the effects, if any, that adoption of this guidance will have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 provides financial statement reader more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. It is effective for annual reporting periods beginning after December 15, 2019. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. It is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU No. 2016-18 requires an entity to include amounts described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU No. 2016-20 amends certain aspects of ASU No. 2014-09 and clarifies, rather than changes, the core revenue recognition principles in ASU No. 2014-09. It is effective for annual reporting periods beginning after December 15, 2018. The Company is in the process of evaluating the effects, if any, that adoption of this guidance will have on its financial statements.

Note 3 - Summary of Significant Accounting Policies, continued

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

In July 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part Accounting Standards Update (“ASU”) No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2017, through the date which the financial statements are issued. Based upon the review, other than events disclosed in Note 8 - Subsequent Events, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note 4 - Commitments and Contingencies

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

On February 26, 2015, the Company entered into a sub-lease agreement for additional space in the San Jose, California area. The agreement has a term which expires on June 30, 2019 and a current monthly rent of $6,493 per month. On August 25, 2015, the Company entered into an additional amended sub-lease agreement for additional space in San Jose, California. The agreement has a term which expires on June 30, 2019 and a current monthly rent of $4,458 per month. These leases are subject to certain annual escalations as defined in the agreements.

On July 9, 2015, the Company entered into a sub-lease agreement for additional space in Costa Mesa, California. The agreement has a term which expired on September 30, 2017 and a monthly rent of $6,376 per month. On May 31, 2017, the Company entered into a lease agreement for the same space in Costa Mesa, California. The agreement has a term that expires on September 30, 2019 with initial monthly rent of $9,040 and is subject to certain annual escalations as defined in the agreement.

Note 4 - Commitments and Contingencies, continued

Operating Leases, continued

The future minimum lease payments for leased locations are as follows:

For the Years Ended December 31,	Amount
2017 (Three Months)	$158,279
2018	640,202
2019	457,585
Total	$1,256,066

Development and Licensing Agreements

In 2015, the Company signed a development and licensing agreement with a consumer electronics company to embed WattUp wire-free charging receiver technology in various products including, but not limited to, certain mobile consumer electronics and related accessories. On March 31, 2016, the Company received payment of $500,000 pursuant to the February 15, 2016 commencement of the second phase described in the third amendment of this agreement, of which the Company recorded $0 and $69,573 in revenue during the three months ended September 30, 2017 and 2016, and $79,824 and $387,755 in revenue during the nine months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017 and 2016, the Company recognized milestone revenue of $250,000 and $875,000, and during the nine months ended September 30, 2017 and 2016, the Company recognized milestone revenue of $1,000,000 and $875,000, respectively.

In 2016, the Company entered into an agreement with a commercial and industrial supply company, under which the Company will develop wire-free charging solutions. The Company recognized $0 and $44,550 of revenue from this agreement during the three and nine months ended September 30, 2017, respectively.

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

Amended Employee Agreement - Stephen Rizzone

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

Note 4 - Commitments and Contingencies, continued

Amended Employee Agreement - Stephen Rizzone, continued

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

Strategic Alliance Agreement

In November 2016, the Company and Dialog, a related party (see Note 7 - Related Party Transactions), entered into a Strategic Alliance Agreement (“Alliance Agreement”) for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (“Licensed Products”). Pursuant to the terms of the Alliance Agreement, the Company agreed to engage Dialog as the exclusive supplier of the Licensed Products for specified fields of use, subject to certain exceptions (the “Company Exclusivity Requirement”). Dialog agreed to not distribute, sell or work with any third party to develop any competing products without the Company’s approval (the “Dialog Exclusivity Requirement”). In addition, both parties agreed on a revenue sharing arrangement and will collaborate on the commercialization of Licensed Products based on a mutually-agreed upon plan. Each party will retain all of its intellectual property.

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

In addition to the Alliance Agreement, the Company and Dialog entered into a securities purchase agreement (see Note 5 - Stockholders’ Equity).

Note 5 - Stockholders’ Equity

Authorized Capital

The holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. Upon the liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

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

Private Placements

On August 9, 2016, the Company entered into a securities purchase agreement with Ascend Legend Master Fund, Ltd. pursuant to which the Company agreed to sell to Ascend Legend Master Fund, Ltd., and its affiliates, 1,618,123 shares of common stock at a price of $12.36 per share and a warrant to purchase up to 1,618,123 shares of common stock at an exercise price of $23.00 per share. The aggregate proceeds from the sale of these shares was $20,000,000.

On November 7, 2016, the Company and Dialog, a related party (see Note 7 - Related Party Transactions), entered into a securities purchase agreement pursuant to which the Company agreed to sell to Dialog 763,552 shares of common stock at a price of $13.0967 per share and a warrant to purchase up to 763,552 shares of common stock that may be exercised only on a cashless basis at a price of $17.0257 per share, and may be exercised at any time between the date that is six months and a day after the closing date of the transaction and the three-year anniversary of the closing date. The aggregate proceeds from the sale of these shares was $10,000,011.

On December 30, 2016, the Company and JT Group entered into a securities purchase agreement pursuant to which the Company agreed to sell to JT Group 292,056 shares of common stock at a price of $17.12 per share. The aggregate proceeds from the sale of these shares was $4,999,975.

On June 28, 2017, the Company and Dialog Semiconductor entered into a securities purchase agreement pursuant to which the Company agreed to sell Dialog 976,139 shares of common stock at a price of $15.3666 per share and a warrant to purchase up to 654,013 shares of common stock that may be exercised only on a cashless basis at a price of $19.9766 per share, and may be exercised at any time between the date that is six months and one day after the closing date of the transaction and the three-year anniversary of the closing date. The aggregate proceeds from the sale of these shares, which were issued on July 5, 2017, was $14,999,935.

Note 6 – Stock-Based Compensation

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

As of March 27, 2014, the aggregate total number of shares which may be issued under the 2013 Equity Incentive Plan was increased to 2,335,967.

Effective on May 19, 2016, the Company’s stockholders approved the amendment and restatement of the 2013 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 2,150,000 shares, bringing the total number of approved shares to 4,485,967 under the 2013 Equity Incentive Plan.

As of September 30, 2017, 837,603 shares of common stock remained available to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

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

As of September 30, 2017, 292,655 shares of common stock remained available to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

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

As of September 30, 2017, 31,951 shares of common stock remain available to be issued through equity-based instruments under the Performance Share Unit Plan.

Note 6 – Stock-Based Compensation, continued

Equity Incentive Plans, continued

Employee Stock Purchase Plan

On April 10, 2015, the Company’s board of directors approved the ESPP, under which 600,000 shares of common stock have been reserved for purchase by the Company’s employees, subject to approval by the stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. Employees may designate an amount not less than 1% but not more than 10% of their annual compensation, but for not more than 7,500 shares during an offering period. An offering period shall be six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of the option will be the lesser of 85% of the fair market value of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

As of September 30, 2017, 435,001 shares of common stock remained available to be issued under the ESPP. As of September 30, 2017, employees contributed $224,808 through payroll withholdings to the ESPP for the current eligibility period. A total of 33,620 shares were purchased during the nine months ended September 30, 2017.

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2017	1,309,444	$4.55	7.1	$16,107,929
Granted	-	-	-	-
Exercised	(159,855)	4.62	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2017	1,149,589	$4.54	6.4	$9,336,144

Exercisable at January 1, 2017	1,057,187	$4.55	7.1	$12,988,601
Vested	238,704	4.53	-	-
Exercised	(159,855)	4.62	-	-
Forfeited	-	-	-	-
Exercisable at September 30, 2017	1,136,036	$4.54	6.6	$9,223,375

As of September 30, 2017, the unamortized value of options was $26,351. As of September 30, 2017, the unamortized portion will be expensed over a weighted average period of 0.4 years.

Restricted Stock Units (“RSUs”)

During the first quarter of 2017, the compensation committee of the board of directors (“Compensation Committee”) granted various directors RSUs under which the holders have the right to receive an aggregate of 48,844 shares of common stock. These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards vest fully on the first anniversary of the grant date.

During the first quarter of 2017, the Compensation Committee granted employees inducement RSU awards under which the holders have the right to receive an aggregate of 246,000 shares of common stock. The awards vest over four years beginning on the anniversary of the employee hire dates.

Note 6 - Stock-Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

During the first quarter of 2017, the Compensation Committee granted various employees RSU awards under the 2013 Equity Incentive Plan under which the holders have the right to receive an aggregate of 351,080 shares of common stock. The awards vest over terms from two to four years.

During the second quarter of 2017, the Compensation Committee granted various consultants RSUs under which the holders have the right to receive an aggregate of 8,400 shares of common stock. These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards vest over terms from two to four years.

During the second quarter of 2017, the Compensation Committee granted employees inducement RSU awards under which the holders have the right to receive an aggregate of 120,000 shares of common stock. A majority of the awards vest over four years beginning on the anniversary of the employee hire dates.

During the second quarter of 2017, the Compensation Committee granted employees RSU awards under the 2013 Equity Incentive Plan under which the holders have the right to receive an aggregate of 308,059 shares of common stock. The awards vest over terms from two to four years.

During the third quarter of 2017, the Compensation Committee granted employees RSU awards under the 2013 Equity Incentive Plan under which the holders have the right to receive an aggregate of 117,514 shares of common stock. The awards vest over terms from two to four years.

The Company accounts for RSUs granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of common stock.

At September 30, 2017, the unamortized value of the RSUs was $27,130,326. The unamortized amount will be expensed over a weighted average period of 2.7 years. A summary of the activity related to RSUs for the nine months ended September 30, 2017 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	2,052,223	$11.58
RSUs granted	1,199,897	$15.12
RSUs forfeited	(163,546)	$12.52
RSUs vested	(590,536)	$12.07
Outstanding at September 30, 2017	2,498,038	$13.15

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

Note 6 - Stock-Based Compensation, continued

Performance Share Units (“PSUs”), continued

The Company determined that the PSUs were equity awards with both market and service conditions. The Company utilized a Monte Carlo simulation to determine the fair value of the market condition, as described below. Grantees of PSUs are required to be employed through December 31, 2018 in order to earn the entire award, if and when vested. No PSUs were granted during the nine months ended September 30, 2017.

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

On October 24, 2016, the Compensation Committee granted Mr. Rizzone a PSU award under the 2013 Equity Incentive Plan under which Mr. Rizzone has the right to receive 150,000 shares of common stock. The shares of this award vest upon the Company’s stock price meeting specific targets.

For the PSU award grant issued to Mr. Rizzone, a Monte Carlo simulation was used to determine the fair value at each of the five target prices of common stock, using a market capitalization of $298,857,000, dividend yield of 0%, expected volatility of 75% and a risk-free interest rate of 0.66%.

The fair value of the PSUs granted to Mr. Rizzone under the 2013 Equity Incentive Plan was determined to be $2,332,000, and is amortized over the estimated service period from October 24, 2016 through October 30, 2017.

Amortization for all PSU awards was $399,867 and $230,276 for the three months ended September 30, 2017 and 2016, respectively, and $1,601,160 and $673,405 for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, the unamortized value of all PSUs was approximately $1,173,346. The unamortized amount will be expensed over a weighted average period of 1.2 years. A summary of the activity related to PSUs for the nine months ended September 30, 2017 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	1,153,617	$3.66
PSUs granted	-	$-
PSUs forfeited	-	$-
PSUs vested	-	$-
Outstanding at September 30, 2017	1,153,617	$3.66

Note 6 - Stock-Based Compensation, continued

Deferred Stock Units (“DSUs”)

On January 4, 2016, the Compensation Committee granted to John Gaulding, Director and Chairman of the Board, DSUs under the 2014 Non-Employee Equity Compensation Plan for which Mr. Gaulding has the right to receive 14,953 shares of common stock. These shares were issued to Mr. Gaulding in lieu of $125,000 of his anticipated compensation for his services on the board, including $75,000 worth of RSUs and $50,000 of his regular board stipends. The award granted vested fully on the first anniversary of the grant date. Amortization was $0 and $31,337 for the three months ended September 30, 2017 and 2016, respectively and $1,362 and $92,307 for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, the DSUs were fully amortized. A summary of the activity related to DSUs for the nine months ended September 30, 2017 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	14,953	$8.36
DSUs granted	-	$-
DSUs forfeited	-	$-
DSUs vested	14,953	$8.36
Outstanding at September 30, 2017	-	$-

Employee Stock Purchase Plan (“ESPP”)

The recently completed offering period for the ESPP was January 1, 2017 through June 30, 2017. During the year ended December 31, 2016, there were two offering periods for the ESPP. The first offering period started on January 1, 2016 and concluded on June 30, 2016. The second offering period started on July 1, 2016 and concluded on December 31, 2016.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $5.88 and $2.57 for the nine months ended September 30, 2017 and 2016, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $79,046 and $266,398 for the three and nine months ended September 30, 2017, respectively, and $97,830 and $220,546 for the three and nine months ended September 30, 2016, respectively.

The Company estimated the fair value of options granted during the nine months ended September 30, 2017 and 2016 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Stock price	$16.08 - $17.59	$8.36 - $12.16
Dividend yield	0%	0%
Expected volatility	56% - 66%	56% - 100%
Risk-free interest rate	0.62% - 1.11%	0.37% - 0.49%
Expected life	6 months	6 months

Note 6 - Stock-Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$246,617	$296,272	$738,599	$842,569
RSUs	3,843,186	1,204,982	9,865,351	3,577,081
PSUs	399,867	230,276	1,601,160	673,405
ESPP	79,046	97,830	266,398	220,546
DSUs	-	31,337	1,362	92,307
Total	$4,568,716	$1,860,697	$12,472,870	$5,405,908

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$2,558,472	$960,362	$6,643,094	$2,628,454
Sales and marketing	281,518	89,072	782,366	213,842
General and administrative	1,728,726	811,263	5,047,410	2,563,612
Total	$4,568,716	$1,860,697	$12,472,870	$5,405,908

Note 7 - Related Party Transactions

On July 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. Howard Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the three and nine months ended September 30, 2017, the Company did not incur any fees for services provided by FCS. During the three and nine months ended September 30, 2016, the Company incurred $0 and $13,306, respectively, in fees for other financial advisory and accounting services provided by FCS. None of these fees were incurred in connection with Mr. Yeaton’s services as Interim Chief Financial Officer.

In November 2016, the Company and Dialog Semiconductor plc (“Dialog”) entered into an Alliance Agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 - Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares (See Note 5 - Stockholders’ Equity, Private Placements). Dialog presently owns approximately 8.2% of the Company’s outstanding common shares, and could potentially own approximately 14.0% of the Company’s outstanding common shares if it exercised all of its warrants for common shares. For the nine months ended September 30, 2017, the Company paid $434,650 to Dialog for chip development costs incurred, which is recorded under research and development expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this report, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on our current beliefs, expectations and assumptions, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements in this report, other than statements of historical facts, about our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples include our statements about expectations for revenues, cash flows and financial performance, utilization of our proprietary technology, anticipated results of our development efforts, investments in ICs, timing of regulatory approvals and product launches. Forward-looking statements are not assurances of future performance, but are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause actual results and financial condition to differ materially from what is indicated in the forward-looking statements include, among others: our ability to develop a commercially feasible technology, and timing of customer implementations of that technology in consumer products; timing of regulatory approvals, particularly the Federal Communications Commission’s approval of transmitting power at a distance; our ability to find and maintain development partners; our ability to protect our intellectual property; competition; and other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis sections of the periodic reports we file with the SEC. We undertake no obligation to update any written or oral forward-looking statement that we may make, whether as a result of new information, future developments or otherwise.

Overview

We have developed a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that enables RF-based charging for electronic devices, providing wire-free charging solutions for contact-based charging as well as at a distance charging, ultimately enabling charging with mobility under full software control. Pursuant to our Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), Dialog will manufacture and distribute integrated circuit products (“ICs”) incorporating our RF-based wire-free charging technology. Dialog will be our exclusive supplier of these ICs for the general market. We believe our proprietary technology can be utilized in a variety of devices, including wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries, medical devices and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

We believe our technology is novel in its approach, in that we are developing a solution that charges electronic devices by surrounding them with a focused, three-dimensional radio frequency (“RF”) energy pocket (“RF energy pocket”). We are developing engineering solutions that we expect to enable the wire-free transmission of energy for contact-based applications and for far field applications in a circular charging envelope of up to 15 feet in radius. We are also developing our far field transmitter technology to seamlessly mesh (much like a network of WiFi routers) to form a wire-free charging network that will allow users to charge their devices as they walk from room-to-room or throughout a large space. To date, we have developed multiple transmitter prototypes in various form factors and power capabilities, and multiple receiver prototypes, including smartphone battery cases, toys, fitness trackers, Bluetooth headsets, tracking devices and stand-alone receivers.

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

In January 2015, we signed a Development and License Agreement with one of the top consumer electronic companies in the world based on total worldwide revenues. The agreement is milestone-based and while there are no guarantees that the WattUp® technology will ever be integrated into our strategic partner’s consumer devices, we have achieved some milestones, as reflected in our 2016 and 2017 Engineering Services revenues. We expect to make continued progress toward achievement of significant new milestones that we expect will result in additional Engineering Services Revenue. Ultimately, if the strategic partner chooses to incorporate our technology into one or more of its consumer electronic products, we expect to recognize significant revenues based on the WattUp® technology.

Throughout 2016 and 2017, we have delivered evaluation kits to potential licensees to allow their engineering and product management departments to test and evaluate our technology. The testing and evaluation kits resulted in shipments of components to customers in the fourth quarter of 2017.

In November 2016, we entered into a Strategic Alliance Agreement with Dialog, pursuant to which Dialog agreed to manufacture and distribute IC products incorporating our wire-free charging technology. Dialog is our exclusive supplier of these products for the general market.

We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of September 30, 2017, we had more than 230 pending patent and provisional patent applications in the United States and abroad. Additionally, the U.S. Patent and Trademark Office has issued us 27 patents and notified us of the allowance of 42 additional patent applications. In addition to the inventions covered by these patents and patent applications, we have identified a significant number of additional specific inventions we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business and extend our value proposition.

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

The market for products using our technology is nascent and unproven, so the Company’s success is sensitive to many factors, including technological feasibility, regulatory approval, customer acceptance, competition and global market fluctuations.

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

Results of Operations

Three Months Ended September 30, 2017 and 2016

Revenues.  During the three months ended September 30, 2017 and 2016, we recorded revenue of $250,000 and $1,003,973, respectively. The decrease was due to the timing of the achievement of development milestones.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Losses from operations for the three months ended September 30, 2017 and 2016 were $12,751,623 and $10,128,021, respectively.

Research and Development Costs. Research and development costs, which include costs for developing our technology, were $8,743,434 and $7,944,465, respectively, for the three months ended September 30, 2017 and 2016. The increase in research and development costs of $798,969 is primarily due to a $1,994,703 increase in compensation, which includes a $1,598,110 increase in stock-based compensation and a $396,594 increase in payroll related compensation, primarily from an increase in headcount within the department, partially offset by a $638,312 decrease in chip design, manufacturing and component costs, a $351,842 decrease in consulting expense and a $245,117 decrease in engineering software expense.

Sales and Marketing Costs. Sales and marketing costs for the three months ended September 30, 2017 and 2016 were $1,141,852 and $736,751, respectively. The increase in sales and marketing costs of $405,101 is primarily due to an increase of $410,929 in compensation, which includes a $192,446 increase in stock-based compensation, partially offset by a $54,900 decrease in public relations costs due to most public relations duties now being performed internally instead of by an outside firm.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the three months ended September 30, 2017 and 2016 were $3,116,337 and $2,450,778, respectively. The increase in general administrative costs of $665,559 is primarily due to a $917,463 increase in stock-based compensation, partially offset by a $98,842 decrease in other compensation, primarily from lower executive bonus expense incurred, an $87,536 combined decrease in postage, communications and supplies expense and a $77,598 decrease in legal fees and stock registration expense.

Interest Income, Net. Interest income for the three months ended September 30, 2017 was $3,375 as compared to interest income of $2,958 for the three months ended September 30, 2016.

Net Loss. As a result of the above, net loss for the three months ended September 30, 2017 was $12,748,248 as compared to $10,125,063 for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 and 2016

Revenues.  During the nine months ended September 30, 2017 and 2016, we recorded revenue of $1,124,874 and $1,322,155, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Loss from operations for the nine months ended September 30, 2017 and 2016 were $38,149,015 and $31,215,601, respectively.

Research and Development Costs. Research and development costs, which include costs for developing our technology, were $25,788,621 and $23,080,918, respectively, for the nine months ended September 30, 2017 and 2016. The increase in research and development costs of $2,707,703 is primarily due to a $5,926,863 increase in compensation, which includes a $4,014,640 increase in stock-based compensation and a $1,912,220 increase in payroll related compensation, primarily from an increase in headcount within the department, and a $373,892 increase in depreciation expense, partially offset by a $2,518,549 decrease in chip design, manufacturing and component costs, a $710,109 decrease in engineering software expense and a $573,215 decrease in consulting expense.

Sales and Marketing Costs. Sales and marketing costs for the nine months ended September 30, 2017 and 2016 were $3,924,617 and $2,189,995, respectively. The increase in sales and marketing costs of $1,734,622 is primarily due to an increase of $1,398,867 in compensation, which includes a $568,524 in stock-based compensation, and a $243,096 increase in tradeshow expenses, partially offset by a $142,314 decrease in public relations expense.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the nine months ended September 30, 2017 and 2016 were $9,560,651 and $7,266,843, respectively. The increase in general administrative costs of $2,293,808 is primarily due to a $2,528,057 increase in compensation, which includes an increase in stock-based compensation of $2,483,798, and a $113,196 increase in legal and accounting costs, partially offset by minor decreases in other administrative expenses.

Interest Income, Net. Interest income for the nine months ended September 30, 2017 was $9,343 as compared to interest income of $9,441 for the nine months ended September 30, 2016.

Net Loss. As a result of the above, net loss for the nine months ended September 30, 2017 was $38,140,398 as compared to $31,206,160 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

We incurred net losses of $38,140,398 and $31,206,160 for the nine months ended September 30, 2017 and 2016, respectively. Net cash used in operating activities was $26,887,004 and $24,439,565 for the nine months ended September 30, 2017 and 2016, respectively. We are currently meeting our liquidity requirements through four sales of shares to three different private investors during August 2016, November 2016, December 2016 and July 2017, which raised net proceeds of $49,720,858, and payments received under product development projects.

As of September 30, 2017, we had cash and cash equivalents of $20,223,859.

We believe our current cash on hand, together with anticipated payments to be received under current product development projects and anticipated royalties from chip revenue, together with potential new financing activities including potential sales of stock, will be sufficient to fund our operations through at least one year from the issuance of these unaudited condensed interim financial statements. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Depending upon market conditions, we may choose to pursue additional financing to, among other reasons, accelerate our product development efforts, regulatory activities and business development. On April 24, 2015, we filed a “shelf” registration statement on Form S-3, which became effective on April 30, 2015. The “shelf” registration statement allows us from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. In November 2015, we consummated an offering under the shelf registration of 3,000,005 shares of common stock through which the Company raised net proceeds of $19,048,456. In August 2016, we sold shares in a private placement in which we raised net proceeds of $19,890,644. In November 2016, we sold shares in a private placement in which we raised net proceeds of $9,925,755. In December 2016, we sold shares in a private placement in which we raised net proceeds of $4,971,912. In July 2017, we sold shares in a private placement in which we raised net proceeds of $14,932,547.

During the nine months ended September 30, 2017, cash flows used in operating activities were $26,887,004, consisting of a net loss of $38,140,398, less non-cash expenses aggregating $13,533,580 (representing principally stock-based compensation of $12,472,870 and depreciation expense of $999,396), a $101,000 increase in accounts receivable, a $2,537,833 decrease in accounts payable, a $209,179 decrease in accrued expenses and a $102,823 decrease in deferred revenue, partially offset by a $654,654 decrease in prepaid expenses and other current assets. During the nine months ended September 30, 2016, cash flows used in operating activities were $24,439,565, consisting of a net loss of $31,206,160, less non-cash expenses aggregating $6,095,109 (representing principally stock-based compensation of $5,405,908 and depreciation expense of $628,613), a $625,000 increase in accounts receivable, a $484,284 increase in prepaid and other current assets, partially offset by a $948,700 increase in accounts payable from the timing of invoice payments, a $717,002 increase in accrued expenses and a $112,245 increase in deferred revenue.

During the nine months ended September 30, 2017 and 2016, cash flows used in investing activities were $515,147 and $858,455, respectively. The cash used in investing activities for the nine months ended September 30, 2017 primarily consisted of the purchase of laboratory equipment and engineering software, offset by $2,800 in proceeds from the sales of property and equipment. The increase for the nine months ended September 30, 2016 consisted of the purchase of laboratory equipment and building fixtures.

During the nine months ended September 30, 2017, cash flows provided by financing activities were $16,367,373, which consisted of $14,932,547 in net proceeds from the sale of shares to Dialog, $738,552 in proceeds from the exercise of stock options and $696,274 in proceeds from contributions to the employee stock purchase program (“ESPP”). During the nine months ended September 30, 2016, cash flows provided by financing activities were $20,381,701, which consisted of $19,890,660 in net proceeds from the sale of stock in a private placement with an investor, $533,005 in proceeds from contributions to the ESPP and $270,716 in proceeds from the exercise of stock options, offset by $266,217 in shares withheld to cover payroll taxes on vested RSUs and $46,463 in shares withheld to cover payroll taxes on vested PSUs.

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

Off-Balance Sheet Transactions

As of September 30, 2017, we did not have any off-balance sheet transactions.

Material Changes in Specified Contractual Obligations

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our most recent Annual Report on Form 10-K. There were no material changes outside the ordinary course of our business in the specified contractual obligations during the three and nine months ended September 30, 2017.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the nine months ended September 30, 2017. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2016 for a discussion of our exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the board of directors.

Based on their evaluation as of September 30, 2017, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2017. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results contemplated by any forward-looking statements contained in this report.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On July 5, 2017, we issued 976,139 shares of our common stock and a warrant to purchase up to 654,013 shares of common stock to Dialog as part of a private placement investment.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

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

ENERGOUS CORPORATION
(Registrant)

Date: November 9, 2017	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Brian Sereda
		Name:	Brian Sereda
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)					X

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)					X

32.1*	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

