Form 10-K
period 2017-12-31
Energous Corp
filed 2018-03-16
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $288,974,313. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 2, 2018, there were 25,155,547 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2017. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ENERGOUS CORPORATION

PART I

As used in this Annual Report on Form 10-K, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed business strategy; market opportunities; expectations for current and potential business relationships; expectations for revenues, cash flows and financial performance; and anticipated results of research and development efforts. These forward-looking statements are based on our current information and beliefs. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unpredictable and many of which are outside of our control. Actual results may differ materially from what is anticipated, so you should not rely on these forward-looking statements. Important factors that could cause actual outcomes to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to develop a commercially feasible technology; receipt of necessary regulatory approval; our ability to find and maintain development partners, market acceptance of our technology; competition in our industry; protection of our intellectual property; and other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Report and our subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Item 1. Business

Overview

We have developed a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that enables radio frequency (“RF”) based charging for electronic devices, providing wire-free charging solutions for contact-based charging and at-a-distance charging, ultimately enabling charging with mobility under software control. Pursuant to our Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), Dialog manufactures and distributes integrated circuit (“IC”) products incorporating our RF-based wire-free charging technology. Dialog is our exclusive supplier of these ICs for the general market. We believe our proprietary technology can be utilized in a variety of devices, including wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries, medical devices and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

We believe our technology is novel in its approach, in that we are developing a solution that charges electronic devices by surrounding them with a focused, radio frequency energy pocket (“RF energy pocket”). We are engineering solutions that we expect to enable the wire-free transmission of energy for contact-based applications as well as far field applications of up to 15 feet. We are also developing our Far Field transmitter technology to seamlessly mesh (like a network of Wi-Fi routers) to form a wire-free charging network that will allow users to charge their devices as they move from room-to-room or throughout a large space. To date, we have developed multiple transmitter prototypes in various form factors and power capabilities. We have also developed multiple receiver prototypes, including smartphone battery cases, toys, fitness trackers, Bluetooth headsets and tracking devices, as well as stand-alone receivers. We are also in the pre-production stage leading to mass production with early adopters of the WattUp technology to bring the first contact-based transmitters and compatible receivers to market.

When the company was founded, we recognized the need to build and design an enterprise-class network management and control software (“NMS”) system that was integral to the architecture and development of our wire-free charging technology. Our NMS system can be scaled up to control an enterprise consisting of thousands of devices or scaled down to work in a home or IoT environment.

The power, distance and mobility capabilities of the WattUp technology were validated by an internationally recognized independent testing lab in October 2015.

Our technology solution consists principally of transmitter and receiver ICs and novel antenna designs driven through innovative algorithms and software applications. We submitted our first IC design for wafer fabrication in November 2013 and have since been developing multiple generations of transmitter and receiver ICs, multiple antenna designs, as well as algorithms and software designs that we believe, in the aggregate, will optimize our technology by reducing size and cost, while increasing performance to a level that will enable our technology to be integrated into a broad spectrum of devices. We have developed a “building block” approach which allows us to scale our product implementations by combining multiple transmitter building blocks and/or multiple receiver building blocks to provide the power, distance, size and cost performance necessary to meet application requirements. While the technology is very scalable, in order to provide the necessary strategic focus to grow the company effectively, we have defined our market as devices that require 10 watts or less of power to charge. We intend to continue to invest in IC development as well as in the other components of the WattUp system to improve product performance, efficiency, cost-performance and miniaturization as required to grow the business and expand the ecosystem, while also distancing us from any potential competitors.

We believe that if our development, regulatory and commercialization efforts are successful, our transmitter and receiver technology will support a broad spectrum of charging solutions ranging from contact-based charging or charging at distances of a few millimeters (“near field”) to charging at distances of up to 15 feet (“far field”).

In February 2015, we signed a Development and License Agreement with one of the top consumer electronic companies in the world based on total worldwide revenues. The agreement is milestone-based and while there are no guarantees that the WattUp® technology will ever be integrated into our strategic partner’s consumer devices, we continue to progress the relationship as evidenced by our 2017 revenues from engineering services resulting from the achievement of certain milestones under the agreement. We anticipate continued progress with the relationship, which we expect will result in additional engineering services revenue and ultimately, if our technology is incorporated into one or more products by our strategic partner, potentially significant revenues based on the WattUp® technology being integrated into products shipped to consumers.

In February 2016, we began delivering evaluation kits to potential licensees to allow their respective engineering and product management departments to test and evaluate our technology. We expect that the testing and evaluations currently taking place will lead to products beginning to be shipped to consumers in 2018.

In November 2016, we entered into a Strategic Alliance Agreement with Dialog, pursuant to which Dialog manufactures and distributes IC products incorporating our wire-free charging technology. Dialog is our exclusive supplier of these products for the general market. Our WattUp technology will often use Dialog’s SmartBond® Bluetooth low energy solution as the out-of-band communications channel between the wireless transmitter and receiver. In most cases, Dialog’s power management technology will then be used to distribute power from the WattUp receiver IC to the rest of the device while Dialog’s AC/DC Rapid Charge™ power conversion technology delivers power to the wireless transmitter.

Our intellectual property strategy includes pursuing patent protection for new innovations. As of March 2, 2018, we had more than 170 pending patent and provisional patent applications. As of that date, the U.S. Patent and Trademark Office and international patent offices had issued 77 patents and had notified us of the allowance of 50 additional patents. In addition to the inventions covered by these patents and patent applications, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that we expect will best protect our business and expand the core value of the Company.

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

Our common stock is quoted on The Nasdaq Stock Market under the symbol “WATT”. As of March 2, 2018, we had 68 full-time employees, 60 of which were engineers. We were incorporated in Delaware in October 2012. Our corporate headquarters is located at 3590 North First Street, Suite 210, San Jose, CA 95134. Our website can be accessed at www.energous.com. The information contained on, or that may be obtained from our website, is not, and shall not be deemed to be, part of this Annual Report on Form 10-K.

Our Technology

The wire-free charging solution we are developing employs transmitter technology that creates a targeted RF energy pocket around a receiving device (mobile or fixed).

Figure 1 below shows a basic diagram of our solution. Today this solution is able to send RF energy from the transmitter to single or multiple devices.

Figure 1: Our Wire-Free Charging Solution

First, our proprietary transmitter locates the receiver(s) in space via technology we have developed using standard Bluetooth® communications. Next, the transmitter, through software control, generates a controlled and focused RF-waveform to create an RF energy pocket around the receiver(s). Receiver(s) equipped with our antennas and ICs, and controlled by our software, are able to harvest power from this focused RF energy pocket. We believe that these receivers will be incorporated into various devices such as smartphones, wearables, fitness trackers, keyboards and mice, cameras, tablets, toys, IoT devices, sensors, remote controls, medical devices and other small electronics which contain embedded batteries.

Our transmitter uses proprietary software algorithms to dynamically direct, focus and control our RF waveform as it transmits energy to a moving object (such as a user holding their mobile device as they walk around a room).

Our initial demonstration system was able to transmit energy to multiple devices within a radius of 15 feet. We believe our current generation ICs and those in development will also allow us to significantly reduce the size and cost of both our transmitters and our receivers, and to increase delivered power and efficiency and faster synchronization.

In January 2016, we announced a new Miniature WattUp Near Field Transmitter (now called WattUp Near Field Transmitter Technology) and a small form factor receiver, both of which were developed as a direct result of our efforts to reduce cost and size. The WattUp Near Field Transmitter Technology offers contact-based charging, for which we have received FCC approval, that allows for low power charging at up to five millimeter distances. Due to its low cost and small size, the miniature transmitter is anticipated to be bundled in-box with WattUp receiver enabled devices, replacing alternative charging solutions like power adapters and charging cables. The ability to provide a low cost, portable charging solution for receiver devices established portability for the WattUp solution, and we expect it to accelerate the adoption of our technology. In 2017, we announced the High-Power version of the WattUp nearfield transmitter that will have the ability to change on contact at levels of up to 10 watts.

Our Competition

There are many existing and commercially available methods for charging battery-powered devices, including wall plug-in charging, inductive charging, magnetic resonance charging, charging stations and more. To our knowledge, almost all consumer electronic devices equipped with a rechargeable battery come bundled with a method to charge the device (for example, a power cord). Studies indicate that the consumer has grown tired and frustrated with tethered charging solutions and that the market is poised and will be receptive to untethered wire-free power solutions like our WattUp technology. We believe that the positive market response and interest in the WattUp technology we have seen suggests that consumer electronic companies that develop products incorporating our technology will generate incremental sales and realize highly differentiated competitive advantages.

We believe our WattUp technology has a number of advantages compared to traditional charging technologies in terms of product spectrum, distance, size, cost, mobility, foreign object detection and portability. Further, our technology allows us to target a device and track that device if it moves, or is moving, and transmit focused energy to the targeted device to charge the device without having to remove the battery or plug in the device.

A variety of wireless charging technologies are on the market or under development today. These competitive technologies fall into the following categories:

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

Our Business Strategy

Pursuant to our Strategic Alliance Agreement with Dialog, Dialog manufactures and distributes IC products incorporating our wire-free charging technology. Dialog is our exclusive supplier of these products for the general market. We believe there are several vertical markets with large volumes of potential annual sales that would benefit from our technology, and as a result, we may purchase our proprietary components through the Strategic Alliance Agreement. Our strategy is to support the development and proliferation of our WattUp® technology to form a ubiquitous wire-free charging ecosystem.

We believe that our greatest market opportunity lies in wire-free charging at a distance, which we anticipate may develop in much the same way as the Wi-Fi ecosystem has developed. The goal is to ensure interoperability between transmitters and receivers that are based on our technology, regardless of who made them, installed them into finished goods, or marketed them. The implementation of previous ubiquitous solutions, such as Wi-Fi and Bluetooth, illustrates our goal. For example, Wi-Fi routers, regardless of their designer or manufacturer, work with Wi-Fi receivers installed in consumer electronic devices, regardless of the manufacturer. Accordingly, we are following the same rollout strategy as Wi-Fi in that we endeavor to:

•	Carefully select initial target markets;

•	Build multiple silicon-based chips to advance the technology;

•	Partner with leading product companies;

•	Develop reference designs to reduce early adopter risks and foster adoption;

•	Provide game-changing benefits to the consumer in terms of utility and convenience;

•	Design initial iterations of the technology to be small but scalable implementations that are compatible on both a local and enterprise scale;

•	Invest in ease of use;

•	Develop a strategy to build out the ecosystem starting with the consumer and expanding to enterprise, industrial and military;

•	Implement a plan to initially sell ICs migrating to a combination of selling ICs and integrating our device libraries into third-party silicon such as Bluetooth Low Energy and Power Management Chips;

•	Develop and execute on a strategy to gain global regulatory approval for both contact and distance based charging; and

•	Support a consortium like the AirFuel™ Alliance (AFA) that is expected to lead to a qualification process to ensure compatibility of our WattUp technology across vendors and develop a common user experience at the application level.

In order for our technology to become a ubiquitous solution for charging at a distance, we intend to pursue an ecosystem strategy for our technology, engaging not only potential licensees for our transmitter and receiver technologies, but also their upstream and downstream value chain partners. We intend to capitalize on our first-to-market advantage and prioritize protection of our intellectual property portfolio, as we believe this strategy will make it less likely that a competing platform will be able to gain a solid foothold in the RF-based wireless charging-at-a-distance market and compete with our technology in a meaningful way.

We believe our strategic relationship with Dialog will enable us to reap the benefits of our technology much faster and with greater penetration than by manufacturing and distributing products ourselves. We believe this strategic relationship allows us to solve the supply chain problem for major consumer electronic and IoT companies as well as leverage their highly regarded and experienced sales force while we concentrate our efforts and resources on engineering, development and commercialization projects to accelerate the introduction and adoption of the WattUp solution.

In order to engage with potential licensees of the WattUp technology, we have developed evaluation kits consisting of a transmitter and a receiver along with the enabling software to allow potential strategic partners to test the technology in their labs. The kits form a base “building block” component that is scalable to meet the needs of specific applications. We are developing processes and support capabilities to assist potential customers as they evaluate the technology and develop specific designs to incorporate it.

In selecting initial customers, we are employing a three-pronged strategy. First, we are engaging with smaller, more nimble early adopters who have short product cycles to ship fully integrated WattUp enabled devices to the consumer as quickly as possible. These customers are important from a technology validation standpoint. Simultaneously, we are engaging with larger, top tier customers who have the ability to ship WattUp enabled consumer and IoT devices in mass quantities beginning in the end of 2018. Finally, we continue to expand our customer based while we focus large opportunities with longer product cycles that should come to fruition in 2019 where we expect to see a significant increase in our revenues on the path to profitability.

Since we are developing a new electronic device charging paradigm for consumers, we expect the operational details of our strategy to continue to evolve as our technology matures and our engagements with strategic partners solidify. As a result, we expect to make operational course corrections as we steer the company towards our goal of a ubiquitous wire-free charging solution.

Our Target Markets

We believe that our technology will be compelling to many vertical markets, each of which may have several potential customers. To focus our activities and see WattUp-enabled products in the hands of consumers as quickly as possible, we have selected initial target markets and customers based on market potential and time-to-market capabilities. As we continue to develop our technology, we intend to add more markets and partners.

We identify our early target markets in two categories, transmitter target markets and receiver target markets.

Transmitter Target Markets

Transmitters are devices that broadcast RF energy pockets that can be accessed by Watt-Up enabled receivers in consumer electronic devices. We believe our transmitter technology will be developed and released in three basic categories:

•	Stand-alone transmitters that are either sold independently or bundled as part of a pairing with a WattUp-enabled receiver device;

•	Transmitters that are integrated into third party devices like televisions, computer monitors, sound bars, refrigerator doors, etc.; and

•	Transmitters that are integrated with Wi-Fi routers to form a single device that provides both connectivity and wire-free power for a particular area.

Stand-Alone Transmitters:

We currently plan to release stand-alone transmitters in three categories:

Near Field WattUp Transmitters:

Because of the distinct advantages compared to other existing forms of contact-based wireless charging including ease of manufacturing and relative ease of regulatory approval, we expect that products using our Near Field transmitter technology will be the first WattUp enabled products on the market. Our Near Field transmitters are ideally suited for a broad spectrum of devices such as wearables, IoT devices and other small electronics that require a small form factor receiver and a low-cost charging solution as well as larger, more power-hungry devices like smartphones, smart watches and tablets. These solutions will initially be one-to-one (one transmitter to one receiver) with follow-on versions being one transmitter to multiple receivers.

Mid Field WattUp Transmitters:

We expect that our Mid Field WattUp transmitters will be geared to desktop and automotive markets and will likely have a range of a few centimeters to one meter. We also intend for the Mid Field transmitters to have tracking ability to support mobile applications and multiple receiving devices. Midsized WattUp transmitters may include small desktop and nightstand transmitters designed to send power at distances for consumer electronic and IoT devices. The same technology may also be integrated into third party devices such as computer monitors, nightstand consumer electronics, accessories such as low voltage portable battery chargers and integrated automotive applications.

Far Field WattUp Transmitters:

Far Field WattUp transmitters are full featured transmitters with the power to charge multiple devices within a radius of up to 15 feet. We also expect that Far Field WattUp transmitters will have the ability to “pair” with other Far Field WattUp transmitters, allowing the user to create a large charging envelope encompassing many different rooms or large spaces while seamlessly providing charging to mobile devices that are moving through the coverage space. Far Field WattUp transmitters may also play a significant role in the powering of IoT devices that are fixed – such as security cameras and sensors. These may also be charged from a WattUp-enabled Wi-Fi router, which adds RF-based charging-at-a-distance functionality.

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

Wi-Fi Routers

We see the combination of the wire-free power router and the Wi-Fi router as a natural integration point and a synergistic application of both technologies. The WattUp wire-free power router shares a number of technical characteristics with Wi-Fi routers in that both devices operate in the airwaves in the unlicensed industrial, scientific and medical bands, both devices owe their success to the utility and convenience they bring to the consumer, both devices rely on antenna structures to send power and data, and both devices “pair” or provide hand off capabilities which allow for large “enabled” sites similar to a mesh network. We also believe that our technology may enhance the data signal of a Wi-Fi router, which we believe will provide an even stronger value proposition to wireless data router manufacturers.

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

Key Strategic Partnership

In January 2015, we signed a Development and License Agreement with a tier-one consumer electronics company to embed WattUp wire-free charging receiver technology in various products, including mobile consumer electronics and related accessories.

This Development and License Agreement, as amended, contains invention and development milestones requirements that we will need to achieve through fiscal 2018 and potentially beyond. We are entitled to receive development payments under the agreement, based on achievement of specified milestones.

During the development phase until one year after the first customer shipment of any WattUp enabled product within the partners portfolio of products, we will afford this customer a time to market advantage in the licensed product categories.

This agreement was last amended in December 2017 to allow us to market certain products that were previously restricted by the exclusivity terms of the agreement.

WattUp uses small form factor antennas that are formed using the existing device’s printed circuit board, removing the need for larger, more expensive coils. This enables broader adoption of wireless charging in a larger range of battery-powered devices, such as smartphones, tablets, IoT devices, small form factor wearables, gaming and Virtual Reality (VR)/Augmented Reality (AR) devices.

We believe this agreement, or one like it with another top tier consumer electronics company, presents an opportunity to accelerate critical mass adoption for WattUp® wire-free power. We also believe that partners are the key to adoption and critical mass by the broad distribution of embedded or stand-alone transmitters into other consumer electronics devices. Finally, having this wide adoption on both the transmitter and the receiver side should create demand for broad adoption of our technology from circles outside of our key strategic partners.

In November 2016, we entered into a Strategic Alliance Agreement with Dialog for the manufacture and distribution of IC products incorporating our wire-free charging technology. Dialog is our exclusive supplier of these products for specified fields of use. Our WattUp chipsets are ordered through and manufactured by Dialog, carry the Dialog brand and are shipped and supported by Dialog. Dialog agreed to not distribute, sell or work with any third party to develop any competing products without our approval. Energous and Dialog agreed on a revenue sharing arrangement and will collaborate on the commercialization of licensed products based on a mutually-agreed upon plan.

Our WattUp technology uses Dialog’s SmartBond® Bluetooth low energy solution as the out-of-band communications channel between the wireless transmitter and receiver. Dialog’s power management technology is used to distribute power from the WattUp receiver IC to the rest of the device while Dialog’s AC/DC Rapid Charge™ power conversion technology delivers power to the wireless transmitter.

Research and Development

Research and development costs accounted for approximately 66%, 69% and 63% of our total operating expenses for 2017, 2016 and 2015, respectively. Our total research and development expenses were $33.2 million, $32.8 million, and $18.8 million for the 2017, 2016, and 2015, respectively. Research and development expenses are expected to increase in the future as we concentrate our efforts and resources on the commercialization of our technology.

Our Intellectual Property

As a company primarily focused on licensing, we expect that our most valuable asset will be our intellectual property. This includes U.S. and foreign patents, patent applications and know-how. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of March 2, 2018, we had more than 170 pending patent applications in the U.S. and abroad. Additionally, the U.S. Patent and Trademark Office and international patent offices have issued 77 patents and notified us of the allowance of 50 additional patents applications. In addition to the inventions covered by these patents and patent applications, we have identified a significant number of additional specific inventions we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business and expand the core value of the Company.

Government Regulation

Our wire-free charging technology involves the transmission of power using RF energy waves, which is subject to regulation by the Federal Communications Commission (“FCC”), and may be subject to regulation by other federal, state, local and international agencies. We believe our technology is safe, and we continue to consult with the FCC and other regulatory bodies to establish a process by which devices incorporating WattUp® technology can secure required approvals.

As part of the regulatory approval process, devices incorporating the WattUp® technology will need to obtain approvals under both FCC Part 15 and FCC Part 18, depending on specific application. Energous has received Part 15 and Part 18 FCC grants for WattUp enabled products and anticipates future domestic and international approvals for new and updated designs.

Current FCC Approvals:

FCC ID	Description	Grant Date
2ADNG-MS300A	WPT Client Device with BLE 913 MHz	01/05/2018
2ADNG-NF130	RF Wireless Charger and Receiver 5.8 GHz	05/02/2017
2ADNG-MS300A	Digital Transmission System WPT Client Device with BLE 2.4 GHz	01/05/2018
2ADNG-MT100	Close Coupled 5.8 GHz Charger Pad	05/24/2016
2ADNG-MS300	Wireless Charger 913 MHz	12/26/2017
2ADNG-MLA1599	Digital Transmission System Bluetooth Accessory 2.4GHz	12/30/2014
2ADNG-NF130	Digital Transmission System RF Wireless Charger and Receiver 2.4 GHz	05/02/2017
2ADNG-MS300	Wireless Charger 2.4 GHz	12/26/2017

Employees

As of March 2, 2018, we had 68 full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants, including technical advisors, on an as-needed basis to supplement existing staff. Consultants and technical advisors provide us with expertise in electrical engineering, software development and other specialized areas of engineering and science.

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

Risks Related to Our Business

We have no history of generating meaningful product revenue, and we may never achieve or maintain profitability.

We have a limited operating history upon which investors may rely in evaluating our business and its prospects. We have generated only very limited revenues to date and we have a history of losses from operations. As of December 31, 2017, we had an accumulated deficit of approximately $174 million. Our ability to generate revenues on a more reliable and larger scale, and to achieve profitability, will depend on our ability to execute our business plan, complete the development of our technology, and incorporate it into products that customers wish to buy, and to do so rapidly with appropriate financing if necessary. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

Terms of our Development and License Agreement with a tier-one consumer electronics company could inhibit potential licensees from working with us in specific markets.

We have entered into a Development and License Agreement with a tier-one consumer electronics company to embed our WattUp wire-free charging receiver and transmitter technology in various products, including mobile consumer electronics and related accessories. This agreement provides our strategic partner a time-to-market advantage during the development and until one year after the first customer shipment for specified WattUp-enabled consumer products. This may inhibit other potential licensees of our technology from engaging with us on competing consumer products, and may cause them to seek solutions offered by other companies, which could have a negative impact on our revenue opportunities and financial results.

We may be unable to demonstrate the feasibility of our technology.

We have developed working prototypes of products using our technology, but additional research and development is required to commercialize our technology for mid field and far field applications so that it can be successfully integrated into commercial products. Our research and development efforts remain subject to the risks associated with the development of new products that are based on emerging technologies, such as unanticipated technical problems, the inability to identify products utilizing our technology that will be in demand with customers, getting our technology designed in to those products, designing new products for manufacturability, and achieving acceptable price points for final products. Our technology must also satisfy customer expectations and be suitable for them to use in consumer applications. Any delays in developing our technology that arise from factors of this sort would aggravate our exposure to the risk of having inadequate capital to fund the research and development needed to complete development of these products. Technical problems causing delays would cause us to incur additional expenses that would increase our operating losses. If we experience significant delays in developing our technology and products based on it for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail and you could lose the value of your investment in our company. To our knowledge, the technological concepts we are applying have never previously been successfully applied. If we fail to develop practical and economical commercial products based on our technology, our business may fail and you could lose the value of your investment in our stock.

The FCC may deny approval for our technology, and future legislative or regulatory changes may impair our business.

Our wire-free charging technology involves transmission of power using radio frequency (RF) energy, which is subject to regulation by the Federal Communications Commission, or FCC. It may also be subject to regulation by other federal, state and local agencies. We design our technology to operate in a RF band that is also used for Wi-Fi routers and other wireless consumer electronics. Some customer applications may require us to develop our technology to work at different frequencies. The FCC grants product approval if, among other things, the human exposure to radio frequency emissions is below specified thresholds. For products that transmit more power, additional FCC approvals are required. There can be no assurance that devices incorporating our technology will receive FCC approval or that other governmental approvals will not be required. Our efforts to obtain FCC approval for devices using our technology is costly and time consuming. If approvals are not obtained in a timely and cost-efficient manner, our business and operating results would be materially harmed. In addition, new laws or regulations governing our technology could impose restrictions on us that could require us to redesign our technology or future products, or that are difficult or impracticable to comply with, all of which would adversely affect our revenues and financial results.

We depend upon our strategic relationship with Dialog Semiconductor, a provider of electronics products, and there can be no assurance that we will achieve the expected benefits of this relationship.

We have entered into a strategic cooperation agreement with Dialog Semiconductor, a provider of electronics products, pursuant to which we licensed our WattUp technology to Dialog and Dialog became the exclusive provider of our technology. We intend to leverage Dialog’s sales and distribution channels and its operational capabilities to accelerate market adoption of our technology, while we focus our resources on research and development of our technology. There can be no assurance that Dialog will promote our technology successfully, or that it will be successful in producing and distributing related products to our customers’ specifications. Dialog may have other priorities or may encounter difficulties in its own business that interfere with the success of our relationship. If this strategic relationship does not work as we intend, then we may be required to seek an arrangement with another strategic partner, or to develop internal capabilities, which will require a commitment of management time and our financial resources to identify a replacement strategic partner, or to develop our own production and distribution capabilities. As a result, we may be unable without undue expense to replace this agreement with one or more new strategic relationships to promote and provide our technology.

We may require additional financing in order to achieve our business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We may not have sufficient funds to fully implement our business plans. We expect that we will need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which could restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of economic conditions, general global economic uncertainty, political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

Expanding our business operations as we intend will impose new demands on our financial, technical, operational and management resources.

To date we have operated primarily in the research and development phase of our business. If we are successful, we will need to expand our business operations, which will impose new demands on our financial, technical, operational and management resources. If we do not upgrade our technical, administrative, operating and financial control systems, or the unexpected expansion difficulties arise, including issues relating to our research and development activities and retention of experienced scientists, managers and engineers, could have a material adverse effect on our business, our results of operations and financial condition, and our ability to timely execute our business plan. If we are unable to implement these actions in a timely manner, our results may be adversely affected.

If products incorporating our technology are launched commercially but do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

Market acceptance of a wire-free charging system as a preferred method to recharge low-power fixed and mobile electronic devices will be crucial to our continued success. The following factors, among others, may affect the rate and level of market acceptance of products in our industry:

•	the price of products incorporating our technology relative to other products or competing technologies;

•	the effectiveness of sales and marketing efforts of our commercialization partners;

•	the support and rate of acceptance of our technology and solutions with our joint development partners;

•	perceptions, by individual and enterprise users, of our technology’s convenience, safety, efficiency and benefits compared to competing technologies;

•	press and blog coverage, social media coverage, and other publicity factors that are not within our control; and

•	regulatory developments.

If we are unable to achieve or maintain market acceptance of our technology, and if related products do not win widespread market acceptance, our business will be significantly harmed.

If products incorporating our technology are commercially launched, we may experience seasonality or other unevenness in our financial results in consumer markets or a long and variable sales cycle in enterprise markets.

Our strategy depends on the development of successful commercial products and effectively licensing our technology into the consumer, enterprise and commercial markets. We will need to understand procurement and buying cycles to be successful in licensing our technology. We anticipate it is possible that demand for our technology could vary similarly with the market for products with which our technology may be used, for example, the market for new purchases of laptops, tablet, mobile phones, gaming systems, toys, wearables and the like. Such consumer markets are often seasonal, with peaks in and around the December holiday season and the August-September back-to-school season. Enterprises and commercial markets may have annual or other budgeting and buying cycles that could affect us, and, particularly if we are designated as a capital improvement project, we may have a long or unpredictable sales cycle.

We may not be able to achieve all the features we seek to include in our technology.

We have developed working prototypes of commercial products that utilize our technology. Additional features and performance specifications we seek to include in our technology have not yet been developed. For example, some customer applications may require specific combinations of cost, footprint, efficiencies and capabilities at various charging power levels and distances as part of an overall system. We believe our research and development efforts will yield additional functionality and capabilities over time. However, there can be no assurance that we will be successful in achieving all the features we are targeting and our inability to do so may limit the appeal of our technology to consumers.

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

Our industry is subject to intense competition and rapid technological change, which may result in technology that is superior to ours. If we are unable to keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our technology and products may become less useful or obsolete and our operating results will suffer.

The consumer electronics industry in general, and the power, recharging and alternative recharging segments in particular, are subject to intense and increasing competition and rapidly evolving technologies. Because products incorporating our technology are expected to have long development cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to demonstrate the advantages of our products and technologies over established alternatives, and over newer methods of power delivery. Traditional wall plug-in recharging remains an inexpensive alternative to our technology. Directly competing technologies such as inductive charging, magnetic resonance charging, conductive charging, ultrasound and other yet unidentified solutions may have greater consumer acceptance than the technologies we have developed. Furthermore, certain competitors may have greater resources than we have and may be better established in the market than we are. We cannot be certain which other companies may have already decided to or may in the future choose to enter our markets. For example, consumer electronics products companies may invest substantial resources in wireless power or other recharging technologies and may decide to enter our target markets. Successful developments of competitors that result in new approaches for recharging could reduce the attractiveness of our products and technologies or render them obsolete.

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render our technology or future products based on our technology obsolete. Many of our competitors have greater corporate, financial, operational, sales and marketing resources than we have, as well as more experience in research and development. We cannot assure you that our competitors will not develop or market technologies that are more effective or commercially attractive than our products or that would render our technologies and products obsolete. We may not have or the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

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

If our technology does not compete well based on these or other factors, our business could be harmed.

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

We depend upon a combination of patent, trade secrets, copyright and trademark laws to protect our intellectual property and technology.

We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. These measures may not be adequate to safeguard our technology. If they do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. Although we are attempting to obtain patent coverage for our technology where available and where we believe appropriate, there are aspects of the technology for which patent coverage may never be sought or received. We may not possess the resources to or may not choose to pursue patent protection outside the United States or any or every country other than the United States where we may eventually decide to sell our future products. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we have no patent protection. Although we have a number of patent applications on file in the United States, the patents may not issue, may issue only with limited coverage or may issue and be subsequently successfully challenged by others and held invalid or unenforceable.

Similarly, even if patents are issued based on our applications or future applications, any issued patents may not provide us with any competitive advantages. Competitors may be able to design around our patents or develop products that provide outcomes comparable or superior to ours. Our patents may be held invalid or unenforceable as a result of legal challenges by third parties, and others may challenge the inventorship or ownership of our patents and pending patent applications. In addition, if we secure protection in countries outside the United States, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

Our strategy is to deploy our technology into the market by licensing patent and other proprietary rights to third parties and customers. Disputes with our licensors may arise regarding the scope and content of these licenses. Further, our ability to expand into additional fields with our technologies may be restricted by existing licenses or licenses we may grant to third parties in the future.

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

To improve productivity and accelerate our development efforts while we build out our own engineering team, we may use experienced consultants to assist in selected development projects. We take steps to monitor and regulate the performance of these independent third parties. However, arrangements with third party service providers may make our operations vulnerable if these consultants fail to satisfy their obligations to us as a result of their performance, changes in their own operations, financial condition, or other matters outside of our control. Effective management of our consultants is important to our business and strategy. The failure of our consultants to perform as anticipated could result in substantial costs, divert management’s attention from other strategic activities, or create other operational or financial problems for us. Terminating or transitioning arrangements with key consultants could result in additional costs and a risk of operational delays, potential errors and possible control issues as a result of the termination or during the transition.

If we are not able to secure advantageous license agreements for our technology, our business and results of operations will be adversely affected.

We pursue the licensing of our technology as a primary means of revenue generation. We believe there are many companies that would be interested in implementing our technology into their devices. We have entered into one product development and license agreement with a tier-one consumer electronics company that has the potential to yield license revenue. We have also entered into a number of evaluation and joint development agreements with potential strategic partners. However, these agreements do not commit either party to a long-term relationship and any of these parties may disengage with us at any time. Creating a licensing business relationship often takes a substantial effort, as we expect to have to convince the counterparty of the efficacy of our technology, meet design and manufacturing requirements, satisfy marketing and product needs, and comply with selection, review and contracting requirements. There can be no assurance that we will be able to gain access to potential licensing partners, or that they will ultimately decide to integrate our technology with their products. We may not be able to secure license agreements with customers on advantageous terms, and the timing and volume of revenue earned from license agreements will be outside of our control. If the license agreements we enter into do not prove to be advantageous to us, our business and results of operations will be adversely affected.

Our business is subject to data security risks, including security breaches.

We, or our third-party vendors on our behalf, collect, process, store and transmit substantial amounts of information, including information about our customers. We take steps to protect the security and integrity of the information we collect, process, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite such efforts. Security breaches, computer malware, computer hacking attacks and other compromises of information security measures have become more prevalent in the business world and may occur on our systems or those of our vendors in the future. Large Internet companies and websites have from time to time disclosed sophisticated and targeted attacks on portions of their websites, and an increasing number have reported such attacks resulting in breaches of their information security. We and our third-party vendors are at risk of suffering from similar attacks and breaches. Although we take steps to maintain confidential and proprietary information on our information systems, these measures and technology may not adequately prevent security breaches and we rely on our third-party vendors to take appropriate measures to protect the security and integrity of the information on those information systems. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. In addition, a party who is able to illicitly obtain a customer’s identification and password credentials may be able to access the customer’s account and certain account data.

Any actual or suspected security breach or other compromise of our security measures or those of our third-party vendors, whether as a result of hacking efforts, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations. Our insurance policies may not be adequate to reimburse us for direct losses caused by any such security breach or indirect losses due to resulting customer attrition.

We rely on email and other messaging services to connect with our existing and potential customers. Our customers may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information or other personal information or to introduce viruses through Trojan horse programs or otherwise through our customers’ computers, smartphones, tablets or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through product improvements, spoofing and phishing may damage our brand and increase our costs. Any of these events or circumstances could materially adversely affect our business, financial condition and operating results.

We are highly dependent on key members of our executive management team. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of a very small number of key executives. If we lose the services of any of these persons, we could be required to expend significant time and money in the pursuit of replacements, which may result in a delay in the implementation of our business plan and plan of operations. If necessary, we can give no assurance that we could find satisfactory replacements for these individuals on terms that would not be unduly expensive or burdensome to us. We do not currently carry a key-man life insurance policy that would assist us in recouping our costs in the event of the death or disability of any of these executives.

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

Our stock price is likely to continue to be volatile.

The market price of the common stock has fluctuated significantly since it was first listed on The Nasdaq Stock Market in 2014. Our common stock has experienced an intra-day trading high of $33.50 per share and a low of $6.91 per share over the last 52 weeks. The price of our common stock is likely to continue to fluctuate significantly in response to many factors that are beyond our control, including:

•	Regulatory announcements, such as the recent FCC approval of our mid-range transmitter and receiver technology;

•	actual or anticipated variations in operating results;

•	the limited number of holders of the common stock;

•	changes in the economic performance and/or market valuations of other technology companies;

•	our announcements of significant strategic partnerships, regulatory developments and other events;

•	announcements by other companies in the wire-free charging space;

•	articles published or rumors circulated by third parties regarding our business, technology or development partners;

•	additions or departures of key personnel; and

•	sales or other transactions involving our capital stock.

We are an “emerging growth company,” and are able to take advantage of reduced disclosure requirements, excluding applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and, for as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements, including, but not limited to, not being required to provide auditor attestation of our internal controls, reduced disclosure about executive compensation, and exemption from the requirement to hold a nonbinding advisory vote on executive compensation. However, we chose not to delay compliance with new or revised financial accounting standards. We could be an emerging growth company until 2019 or, if earlier, the year when the market value of our common stock held by non-affiliates exceeds $700.0 million as of the last business day of our most recent second quarter end. If investors find our common stock less attractive as a result of reduced disclosure of this sort, there may be a less active trading market for our common stock and our stock price may decline.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Although our management has determined that our internal control over financial reporting was effective as of December 31, 2017, we cannot assure you that we not identify a material weakness in our internal control in the future.

If we have a material weakness in our internal control over financial reporting in the future, we may not detect errors on a timely basis. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we identify a material weakness in our internal control over financial reporting in the future, it could harm our operating results, cause us to fail to meet our SEC reporting obligations or Nasdaq listing requirements, adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

In addition, our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

All decisions with respect to the management of our company are made by our board of directors and our officers, who beneficially own approximately 7.6% of our common stock collectively. In addition, our greater than 5% stockholders such as Dialog, Emily and Malcolm Fairbairn, Hood River Capital Management, DvineWave, and BlackRock Inc. beneficially owned approximately 17.6%, 7.0%, 6.7%, 6.7%, and 5.4%, respectively, of our common stock as of February 15, 2018. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Our stock price has fluctuated in the past, most recently following our announcement of Federal Communications Commission approval of our mid-field transmitter technology, and it may be volatile in the future. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation, and we may be the target of litigation of this sort in the future. Securities litigation is costly and can divert management attention from other business concerns, which could seriously harm our business and the value of your investment in our company.

An active trading market for our common stock may not be maintained.

Our stock is currently traded on The Nasdaq Stock Market, but we can provide no assurance that we will be able to maintain an active trading market on this or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell or purchase shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and impair our ability to acquire other companies or technologies using our shares as consideration.

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

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited if our taxable income does not reach sufficient levels.

As of December 31, 2017, we had a Federal net operating loss (“NOL”) carryforward of $84,418,000. Under the U.S. Tax Code, NOL can generally be carried forward to offset future taxable income for a period of 20 years. Our ability to use our NOL during this period will be dependent on our ability to generate taxable income, and the NOL could expire before we generate sufficient taxable income. As of December 31, 2017, based on our history of operating losses it is possible that a portion of our NOL is not fully realizable.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In 2014, we entered into a lease agreement for our corporate headquarters located at Northpointe Business Center, 3590 North First Street in San Jose, California. The lease will expire in August 2019. This space is used for our headquarters and for research and development efforts. In 2015, we entered into two sub-lease agreements for additional laboratory space in San Jose, CA, both of which expire in June 2019. In May 2017, we entered into a lease agreement for office space in Costa Mesa, CA which is utilized by our engineers residing in Southern California, which will expire in September 2019.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed on The Nasdaq Stock Market under the symbol “WATT.” The table below provides, for the fiscal quarters indicated, the reported high and low closing sales prices for our common stock on The Nasdaq Stock Market since January 1, 2016.

	Price Range
	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$11.02	$3.86
Second Quarter	$13.65	$9.58
Third Quarter	$19.61	$11.74
Fourth Quarter	$19.26	$12.92
Fiscal Year Ended December 31, 2017
First Quarter	$19.16	$13.61
Second Quarter	$16.45	$12.30
Third Quarter	$16.51	$8.95
Fourth Quarter	$31.57	$7.38

As of December 31, 2017, there were 13 holders of record of our common stock, and we believe we have significantly more beneficial holders of our common stock.

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

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s financial statements and notes thereto.

	2017	2016	2015
Selected data from the Statements of Operations:
Revenue	$1,154,009	$1,451,941	$2,500,000
Loss from operations	$(49,387,828)	$(45,830,720)	$(27,577,339)
Net loss	$(49,376,875)	$(45,817,394)	$(27,561,702)
Basic and diluted loss per common share	$(2.31)	$(2.60)	$(2.07)
Selected data from Balance Sheets:
Total Assets	$15,405,445	$35,258,940	$32,675,528

The Company has had no long-term liabilities, preferred stock or dividends declared.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have developed a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that enables radio frequency (“RF”) based charging for electronic devices, providing wire-free charging solutions for contact-based charging and at-a-distance charging, ultimately enabling charging with mobility under software control. Pursuant to our Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), Dialog manufactures and distributes integrated circuit (“IC”) products incorporating our RF-based wire-free charging technology. Dialog is our exclusive supplier of these ICs for the general market. We believe our proprietary technology can be utilized in a variety of devices, including wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries, medical devices and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

We believe our technology is novel in its approach, in that we are developing a solution that charges electronic devices by surrounding them with a focused, radio frequency energy pocket (“RF energy pocket”). We are engineering solutions that we expect to enable the wire-free transmission of energy for contact-based applications as well as far field applications of up to 15 feet. We are also developing our Far Field transmitter technology to seamlessly mesh (like a network of Wi-Fi routers) to form a wire-free charging network that will allow users to charge their devices as they move from room-to-room or throughout a large space. To date, we have developed multiple transmitter prototypes in various form factors and power capabilities. We have also developed multiple receiver prototypes, including smartphone battery cases, toys, fitness trackers, Bluetooth headsets and tracking devices, as well as stand-alone receivers. We are also in the pre-production stage leading to mass production with early adopters of the WattUp technology to bring the first contact-based transmitters and compatible receivers to market.

In November 2016, we entered into a Strategic Alliance Agreement with Dialog, pursuant to which Dialog will manufacture and distribute IC products incorporating our wire-free charging technology. Dialog is our exclusive supplier of these products for the general market. Our WattUp technology will use Dialog’s SmartBond® Bluetooth low energy solution as the out-of-band communications channel between the wireless transmitter and receiver. In most cases, Dialog’s power management technology will then be used to distribute power from the WattUp receiver integrated circuit to the rest of the device while Dialog’s AC/DC Rapid Charge™ power conversion technology delivers power to the wireless transmitter.

On December 26, 2017, we announced Federal Communications Commission (FCC) certification of our first-generation WattUp Mid Field transmitter, which sends focused, RF-based power to devices at a distance of up to three feet, while also charging multiple devices at once. Our WattUp Mid Field transmitter underwent rigorous, multi-month testing to verify it met consumer safety and regulatory requirements. We believe this achievement represents the first certification of a Part 18 FCC approved power-at-a-distance wireless charging transmitter, and also establishes a precedent that will streamline both our future FCC and international regulatory approvals, as well as the regulatory approvals of our customers for their respective end-products.

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

Basis of Presentation. The accompanying audited financial statements and footnotes for the years ended December 31, 2017 and 2016 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding financial information.

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

During the years ended December 31, 2017, 2016 and 2015, we recorded revenue of $1,154,009, $1,451,941 and $2,500,000, respectively.

Research and Development. Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $33,230,668, $32,832,677 and $18,825,041 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

For the years ended December 31, 2017, 2016 and 2015, the Company had $23,601,688, $31,848,990 and $15,464,406, respectively, of research and development expenses capitalized for federal income tax purposes, with amortization commencing upon the Company receiving an economic benefit from the related research. As of December 31, 2017, the Company had approximately $84,418,000 gross federal net operating loss carryovers (“NOLs”) and a federal tax credit carryover of approximately $2,686,000. As of December 31, 2017 and 2016, deferred tax assets consisted principally of net operating loss and tax credit carryovers, the research and development costs and stock-based compensation, and such deferred tax assets were fully reserved. Accordingly, the Company’s effective tax rate for the years ended December 31, 2017, 2016 and 2015 was 0%.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. The Company completed a Section 382 analysis as of December 31, 2017 and determined that none of its NOLs or R&D credits would be limited.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2017 and 2016, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded for the years ended December 31, 2017, 2016 and 2015.

Common Stock Purchase Warrants and Other Derivative Financial Instruments. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock as defined in ASC 815-40 “Contracts in Entity’s Own Equity” (“ASC 815-40”). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

Results of Operations

For the Years Ended December 31, 2017 and 2016

Revenues. During the years ended December 31, 2017 and 2016, we recorded revenue of $1,154,009 and $1,451,941, respectively, upon the achievement of milestones under a development and licensing agreement. The decrease in revenue of $297,932 is due to the rescoping of project milestones, affecting the amount and timing of the achievement of these milestones.

Operating Expenses. Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses for the years ended December 31, 2017 and 2016 were $50,541,837 and $47,282,661, respectively.

Research and Development Expenses. Research and development expenses include costs for developing our technology, such as IC design costs, salaries, software and facility costs. Research and development costs for the years ended December 31, 2017 and 2016 were $33,230,668 and $32,832,677, respectively. The $397,991 increase in research and development expenses is primarily due to a $5,939,073 increase in compensation, including a $4,296,494 increase in stock-based compensation and a $1,642,579 increase in payroll and related compensation expense, from a greater average headcount and the issuance of additional restricted stock unit (RSU) awards, and a $390,072 increase in depreciation due to a higher asset base in lab equipment and perpetual engineering software licenses, partially offset by a $3,966,298 decrease in chip development, manufacturing and engineering component costs due to more transmitter and receiver chip development work being done in house, a $973,467 decrease in term-based engineering software licenses and $931,834 decrease in consulting costs.

Sales and Marketing Expenses. Sales and marketing expenses for the years ended December 31, 2017 and 2016 were $5,207,746 and $3,201,549, respectively. The $2,006,197 increase in sales and marketing expenses is primarily due to an increase of $1,753,758 in compensation, including a $969,398 increase in payroll and related expense and a $784,360 increase in stock-based compensation, due to a higher average headcount and the issuance of additional RSU grants and a $235,506 increase in tradeshow expenses.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the years ended December 31, 2017 and 2016 were $12,103,423 and $11,248,435, respectively. The $854,988 increase in general and administrative expense is primarily due to a $1,180,146 increase in compensation, including a $1,213,790 increase in stock-based compensation and a $33,644 decrease in payroll costs, a $136,122 decrease in general office expenses, and a $117,692 decrease in consulting and third party service costs.

Loss from Operations. Loss from operations for the years ended December 31, 2017 and 2016 was $49,387,828 and $45,830,720, respectively.

Interest Income. Interest income for the year ended December 31, 2017 was $11,679, compared to $13,326 for the year ended December 31, 2016.

Net Loss. As a result of the above, net loss for the year ended December 31, 2017 was $49,376,875, compared to $45,817,394 for the year ended December 31, 2016.

For the Years Ended December 31, 2016 and 2015

Revenues. During the years ended December 31, 2016 and 2015, we recorded revenue of $1,451,941 and $2,500,000, respectively, upon the achievement of milestones under a development and licensing agreement. The decrease in revenue of $1,048,059 is due to the rescoping of project milestones, affecting the amount and timing of the achievement of these milestones.

Operating Expenses. During 2016 and 2015, operating expenses are made up of research and development, sales and marketing, and general and administrative expenses. Operating expenses for the years ended December 31, 2016 and 2015 were $47,282,661 and $30,077,339, respectively.

Research and Development Expenses. Research and development expenses include costs for developing our technology, such as IC design costs, salaries, software and facility costs. Research and development costs for the years ended December 31, 2016 and 2015 were $32,832,677 and $18,825,041, respectively. The increase in research and development costs of $14,007,636 is primarily due to a $4,640,880 increase in compensation (including an increase in stock-based compensation of $1,409,597) from a larger headcount within the department, a $4,483,417 increase in chip design, development and manufacturing costs for our receiver and transmitter chips, a $1,564,187 increase in patent legal costs related to the management of our patent portfolio, an $883,272 increase in software expense due to incurring a full year of the hosted design solution package and an increase in various engineering software licenses needed to support a larger staff and an $819,503 increase in consulting fees to assist in our quality assurance, design and regulatory efforts.

Sales and Marketing Expenses. Sales and marketing expenses for the years ended December 31, 2016 and 2015 were $3,201,549 and $3,221,303, respectively. The decrease in sales and marketing costs of $19,754 is primarily due to minor decreases in consulting and travel, partially offset by minor increases in compensation, recruiting and tradeshow expenses.

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

Liquidity and Capital Resources

During years ended December 31, 2017 and 2016, we recorded revenue of $1,154,009 and $1,451,941, respectively. We incurred a net loss of $49,376,875 and $45,817,394 for the years ended December 31, 2017 and 2016, respectively. Net cash used in operating activities was $34,430,298 and $33,062,247 for the years ended December 31, 2017 and 2016, respectively. Since inception, we have met our liquidity requirements principally through the private placement of convertible notes, the sale of our common stock in a registered initial public offering, the sale of our common stock to a strategic investor, the issuance of our common stock to the Company’s landlord to reduce its monthly base rent obligation and pay for certain tenant improvements, the sale of common stock in two follow-on public offerings, sales of stock to investors in private placements, and revenue received under product development projects entered into with customers.

As of December 31, 2017, we had cash and cash equivalents of $12,795,254. Also, as noted in the subsequent event section of our 2017 audited financial statements, during January 2018, we raised $38,999,989 (net of underwriters’ discount of $1,000,000) from the sale of stock to the public in an “at-the-market” equity offering of our common stock.

We believe our current cash on hand, together with anticipated payments under product development projects entered into with customers, will be sufficient to fund our operations into the second quarter of 2019. However, depending on how soon we are able to achieve meaningful commercial revenues, we may require additional financing to fully implement our business plan, the ultimate goal of which is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service for end users. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Depending upon market conditions, we may choose to pursue additional financing to, among other reasons, accelerate our product development efforts, regulatory activities and business development and support functions with a view to capitalizing on the market opportunity we see for our wire-free charging technology. On April 24, 2015, we filed a “shelf” registration statement on Form S-3, which became effective on April 30, 2015. The “shelf” registration statement allows the Company from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000, of which approximately $60,700,000 has already been sold.

During the year ended December 31, 2017, cash flows used in operating activities were $34,430,298, consisting of a net loss of $49,376,875, less non-cash expenses aggregating $17,194,309 (representing principally stock-based compensation of $15,802,819 and depreciation expense of $1,309,980), a $2,683,073 decrease in accounts payable, partially offset by a $348,275 decrease in prepaid expenses and other current assets and a $149,500 decrease in accounts receivable. During the year ended December 31, 2016, cash flows used in operating activities were $33,062,247, consisting of a net loss of $45,817,394, less non-cash expenses aggregating $10,546,795 (representing principally stock-based compensation of $9,508,175 and depreciation expense of $957,836), a $2,382,790 increase in accounts payable, a $492,616 increase in accrued expenses, partially offset by a $652,336 increase in prepaid expenses and other current assets.

During the years ended December 31, 2017 and 2016, cash flows used in investing activities were $814,648 and $1,137,446, respectively. The cash used for year ended December 31, 2017 consisted of purchases of laboratory equipment and software to help with chip development and testing. The cash used for the year ended December 31, 2016 consisted of purchases of laboratory and software to accommodate a larger engineering staff and to help with chip development and testing.

During the year ended December 31, 2017, cash flows provided by financing activities were $16,781,563, which consisted of net proceeds of $14,932,547 from the issuance of shares to private investors, proceeds from the exercise of stock options of $979,950 and proceeds from contributions to the employee stock purchase program (“ESPP”) of $869,066. During the year ended December 31, 2016, cash flows provided by financing activities were $35,585,766, which primarily consisted of net proceeds of $34,788,311 from the issuance of shares to private investors, proceeds from contributions to the employee stock purchase program (“ESPP”) of $727,784, proceeds from the exercise of stock options of $382,351, offset by a total of $312,680 in shares repurchased for tax withholdings on vesting of RSUs and PSUs.

Research and development of new technologies is, by its nature, unpredictable. Although we intend to undertake development efforts with commercially reasonable diligence, there can be no assurance that our available resources including the net proceeds from our public offerings will be sufficient to enable us to develop our technology to the extent needed to create future revenues to sustain our operations.

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

The following table summarizes our contractual obligations at December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 Year	1 to 3 Years	More than 3 Years
Operating leases	$1,097,787	$640,202	$457,585	$—
Engineering software commitment	198,105	198,105	—	—

Total	$1,295,892	$838,307	$457,585	$—

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, we may be exposed to certain market risks, such as interest rates. The annual impact of our results of operations of a 100 basis point interest rate change on December 31, 2017 would be minimal. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

Item 8. Financial Statements and Supplementary Data.

Energous Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

of Energous Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Energous Corporation (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2013.

/S/ Marcum LLP

Marcum LLP

Melville, NY

March 16, 2018

Energous Corporation

BALANCE SHEETS

	As of
	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$12,795,254	$31,258,637
Accounts receivable	—	149,500
Prepaid expenses and other current assets	1,026,310	1,374,585
Prepaid rent, current	80,784	80,784

Total current assets	13,902,348	32,863,506

Property and equipment, net	1,413,917	2,209,475
Prepaid rent, non-current	56,668	137,452
Other assets	32,512	48,507

Total assets	$15,405,445	$35,258,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,024,690	$4,707,763
Accrued expenses	1,622,025	1,867,995
Deferred revenue	—	131,959

Total current liabilities	3,646,715	6,707,717

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at December 31, 2017 and December 31, 2016; no shares issued or outstanding	—	—
Common Stock, $0.00001 par value, 50,000,000 shares authorized at December 31, 2017 and December 31, 2016; 22,584,588 and 20,367,929 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively.	225	202
Additional paid-in capital	185,659,954	153,075,595
Accumulated deficit	(173,901,449)	(124,524,574)

Total stockholders’ equity	11,758,730	28,551,223

Total liabilities and stockholders’ equity	$15,405,445	$35,258,940

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016	2015
Revenue	$1,154,009	$1,451,941	$2,500,000
Operating expenses:
Research and development	33,230,668	32,832,677	18,825,041
Sales and marketing	5,207,746	3,201,549	3,221,303
General and administrative	12,103,423	11,248,435	8,030,995

Total operating expenses	50,541,837	47,282,661	30,077,339

Loss from operations	(49,387,828)	(45,830,720)	(27,577,339)

Other income (expense):
Interest income, net	11,679	13,326	15,637
Loss on sale of property and equipment	(726)	—	—

Total	10,953	13,326	15,637

Net loss	$(49,376,875)	$(45,817,394)	$(27,561,702)

Basic and diluted loss per common share	$(2.31)	$(2.60)	$(2.07)

Weighted average shares outstanding, basic and diluted	21,343,001	17,649,013	13,303,715

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2015	12,781,502	$127	$82,465,914	$(51,145,478)	$31,320,563
Issuance of shares for services	15,000	—	147,900	—	147,900
Stock-based compensation - stock options	—	—	1,037,399	—	1,037,399
Stock-based compensation - IR warrants	—	—	85,831	—	85,831
Stock-based compensation - restricted stock units (“RSUs”)	—	—	4,225,728	—	4,225,728
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	113,217	—	113,217
Stock-based compensation - performance share units (“PSUs”)	—	—	489,239	—	489,239
Issuance of shares for RSUs	304,340	3	(3)	—	—
Issuance of shares for PSUs	1,072	—	—	—	—
Exercise of stock options	21,786	—	65,647	—	65,647
Disgorgement on account of short swing profit	—	—	12,611	—	12,611
Cashless exercise of warrants	128,480	1	(1)	—	—
Shares purchased from contributions to the ESPP	46,023	—	289,787	—	289,787
Secondary offering on November 20, 2015, net of underwriter’s discount and offering costs of $1,651,578	3,000,005	30	19,048,426	—	19,048,456
Net loss	—	—	—	(27,561,702)	(27,561,702)

Balance, December 31, 2015	16,298,208	$161	$107,981,695	$(78,707,180)	$29,274,676
Stock-based compensation - stock options	—	—	1,045,081	—	1,045,081
Stock-based compensation - restricted stock units (“RSUs”)	—	—	5,735,032	—	5,735,032
Stock based compensation - deferred stock units (“DSUs”)	—	—	123,644	—	123,644
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	318,735	—	318,735
Stock-based compensation - performance share units (“PSUs”)	—	—	2,285,683	—	2,285,683
Issuance of shares for RSUs	519,200	5	(5)	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(20,669)	—	(266,217)	—	(266,217)
Issuance of shares for PSUs	209,673	2	(2)	—	—
Shares repurchased for tax withholdings on vesting of PSUs	(3,607)	—	(46,463)	—	(46,463)
Exercise of stock options	130,354	1	382,350	—	382,351
Cashless exercise of warrants	475,683	5	(5)	—	—
Shares purchased from contributions to the ESPP	85,356	1	727,783	—	727,784
Issuance of shares and warrants in private placements, net of issuance costs of $211,676	2,673,731	27	34,788,284	—	34,788,311
Net loss	—	—	—	(45,817,394)	(45,817,394)

Balance, December 31, 2016	20,367,929	$202	$153,075,595	$(124,524,574)	$28,551,223
Stock-based compensation - stock options	—	—	764,723	—	764,723
Stock-based compensation - restricted stock units (“RSUs”)	—	—	13,043,171	—	13,043,171
Stock based compensation - deferred stock units (“DSUs”)	—	—	1,362	—	1,362
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	331,913	—	331,913
Stock-based compensation - performance share units (“PSUs”)	—	—	1,661,650	—	1,661,650
Issuance of shares for RSUs	781,051	8	(8)	—	—
Issuance of shares for DSUs	14,953	—	—	—	—
Issuance of shares for PSUs	90,000	1	(1)	—	—
Exercise of stock options	272,205	3	979,947	—	979,950
Cashless exercise of warrants	19,611	—	—	—	—
Shares purchased from contributions to the ESPP	62,700	1	869,065	—	869,066
Issuance of shares and warrants in private placements, net of issuance costs of $67,388	976,139	10	14,932,537	—	14,932,547
Net loss	—	—	—	(49,376,875)	(49,376,875)

Balance, December 31, 2017	22,584,588	$225	$185,659,954	$(173,901,449)	$11,758,730

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(49,376,875)	$(45,817,394)	$(27,561,702)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	1,309,980	957,836	817,729
Stock based compensation	15,802,819	9,508,175	5,951,414
Loss on sale of property and equipment	726	—	—
Amortization of prepaid rent from stock issuance to landlord	80,784	80,784	80,784
Changes in operating assets and liabilities:
Accounts receivable	149,500	(149,500)	—
Prepaid expenses and other current assets	348,275	(652,336)	(157,769)
Other assets	15,995	2,823	(28,682)
Accounts payable	(2,683,073)	2,382,790	608,962
Accrued expenses	53,530	492,616	283,530
Deferred revenue	(131,959)	131,959	—

Net cash used in operating activities	(34,430,298)	(33,062,247)	(20,005,734)

Cash flows from investing activities:
Purchases of property and equipment	(817,448)	(1,137,446)	(1,032,795)
Proceeds from the sale of property and equipment	2,800	—	—

Net cash used in investing activities	(814,648)	(1,137,446)	(1,032,795)

Cash flows from financing activities:
Proceeds from shares issued under shelf registration, net of underwriter’s discount and offering expenses	—	—	19,048,456
Net proceeds from issuance of shares to private investors	14,932,547	34,788,311	—
Proceeds from the exercise of stock options	979,950	382,351	65,647
Proceeds from contributions to employee stock purchase plan	869,066	727,784	289,787
Shares repurchased for tax withholdings on vesting of RSUs	—	(266,217)	—
Shares repurchased for tax withholdings on vesting of PSUs	—	(46,463)	—
Proceeds from the disgorgement of short-swing profit	—	—	12,611

Net cash provided by financing activities	16,781,563	35,585,766	19,416,501

Net (decrease) increase in cash and cash equivalents	(18,463,383)	1,386,073	(1,622,028)
Cash and cash equivalents - beginning	31,258,637	29,872,564	31,494,592

Cash and cash equivalents - ending	$12,795,254	$31,258,637	$29,872,564

Supplemental disclosure of non-cash financing activities:
Common stock issued for services	$—	$—	$147,900

Common stock issued for RSUs	$8	$6	$3

Common stock issued for PSUs	$1	$2	$—

Cashless exercise of warrants	$—	$5	$1

Increase in accrued expenses for the purchase of property and equipment	$—	$299,500	$—

The accompanying notes are an integral part of these financial statements.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 1 – Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company has developed a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that enables RF-based wire-free charging for electronic devices, providing power at a distance and ultimately enabling charging with mobility under software control. Pursuant to a Strategic Alliance Agreement with Dialog, a related party (see Note 10—Related Party Transactions), Dialog manufactures and distributes IC products incorporating the Company’s RF-based wire-free charging technology. Dialog will be the exclusive supplier of these ICs for the general market. The Company believes our proprietary technology can be utilized in a variety of devices, including wearables, Internet of Things (“IoT”) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

The Company is using its WattUp technology to develop solutions that charge electronic devices by surrounding them with a contained 3D RF energy pocket. The Company is engineering solutions that are expected to enable the wire-free transmission of energy from multiple WattUp transmitters to multiple WattUp receiving devices within a range of up to 15 feet in radius or in a circular charging envelope of up to 30 feet. The Company is also developing a transmitter technology to seamlessly mesh, like a network of Wi-Fi routers, to form a wire-free charging network that will allow users to charge their devices as they move from room-to-room or throughout a large space. To date, the Company has developed multiple transmitter prototypes in various form factors and power capabilities. The Company has also developed multiple receiver prototypes supporting smartphone battery cases, toys, fitness trackers, Bluetooth headsets and tracking devices, as well as stand-alone receivers.

The market for products using the Company’s technology is nascent and unproven, so the Company’s success is sensitive to many factors, including technological feasibility, regulatory approval, customer acceptance, competition and global market fluctuations.

Note 2 – Liquidity and Management Plans

During the year ended December 31, 2017, the Company has recorded revenue of $1,154,009. The Company incurred a net loss of $49,376,875, $45,817,394 and $27,561,702 for the years ended December 31, 2017, 2016 and 2015, respectively. Net cash used in operating activities was $34,430,298, $33,062,247 and $20,005,734 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company is currently meeting its liquidity requirements principally through sales of shares to three different private investors during August 2016, November 2016, December 2016 and July 2017, raising net proceeds of $49,720,858, and payments received under product development projects.

As of December 31, 2017, the Company had cash on hand of $12,795,254. The Company expects that cash on hand as of December 31, 2017, together with anticipated payments to be received under current product development projects and anticipated royalties from chip revenue, together with potential new financing activities including potential sales of stock, will be sufficient to fund the Company’s operations into the first quarter of 2019. As noted in Note 12—Subsequent Events, the Company raised $38,999,989 (net of underwriters’ discount of $1,000,000) from the sales of stock in January 2018.

Research and development of new technologies is, by its nature, unpredictable. Although the Company intends to undertake development efforts with commercially reasonable diligence, there can be no assurance that its available resources will be sufficient to enable it to develop and obtain regulatory approval of its technology

ENERGOUS CORPORATION

Notes to Financial Statements

Note 2 – Liquidity and Management Plans, continued

to the extent needed to create future revenues sufficient to sustain its operations. The Company expects to pursue additional financing, which could include follow-on equity offerings, debt financing, co-development agreements or other alternatives, depending upon market conditions. Should the Company choose to pursue additional financing, there is no assurance that it would be able to do so on terms that are favorable to the Company or its stockholders.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported expenses during the reporting periods.

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

Revenue Recognition, continued

The Company also receives nonrefundable payments, typically at the beginning of a customer relationship, for which there are no milestones. The Company recognizes this revenue ratably over the initial engineering product development period. The Company records the expenses related to these projects, generally included in research and development expense, in the periods incurred.

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $33,230,668, $32,832,677 and $18,825,041 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2017, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2017, 2016 and 2015. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares

ENERGOUS CORPORATION

Notes to Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Net Loss Per Common Share, continued

outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 7,324,400, 6,975,651 and 4,994,425 for the years ended December 31, 2017, 2016 and 2015, respectively, because their inclusion would be antidilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2017	2016	2015
Consulting Warrant to purchase common stock	—	—	146,252
Financing Warrant to purchase common stock	13,889	13,889	152,778
IPO Warrants to purchase common stock	11,600	11,600	460,000
IR Consulting Warrant	—	23,250	36,000
IR Incentive Warrant	—	15,000	15,000
Warrants issued to private investors	3,035,688	2,381,675	—
Options to purchase common stock	1,037,239	1,309,444	1,487,785
RSUs	2,274,327	2,052,223	1,560,996
PSUs	951,657	1,153,617	1,135,614
DSUs	—	14,953	—

Total potentially dilutive securities	7,324,400	6,975,651	4,994,425

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASU Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Originally, ASU 2014-09 would be effective for the Company starting January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In July 2015, FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. There have also been multiple clarifying ASU’s issued subsequent to ASU 2014-09. This standard has an effective date of January 1, 2018, and the Company anticipates using the modified retrospective implementation method, whereby a cumulative effect adjustment is recorded to retained earnings as of the date of initial application, if needed. In preparing for adoption, the Company has evaluated the terms, conditions and performance obligations under our existing contracts with customers. The Company does not expect to have a cumulative adjustment to retained earnings, and does not anticipate that the new standard will have a material impact on its financial condition, results of operations or cash flows.

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

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, which clarified the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. ASU 2015-15 should be adopted concurrently with the adoption of ASU 2015-03. The Company has adopted ASU 2015-15, and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption of this standard did not have a material impact on the results of operations.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230)—Restricted Cash.” ASU No. 2016-18 requires an entity to include amounts described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2017, through the date which the financial statements are issued. Based upon the review, other than the event disclosed in Note 12 – Subsequent Events, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note 4 – Property and Equipment

Property and equipment are as follows:

	As of December 31,
	2017	2016
Computer software	$1,418,457	$1,085,258
Computer hardware	2,289,687	2,109,983
Furniture and fixtures	529,287	533,175
Leasehold improvements	613,111	613,111

	4,850,542	4,341,527
Less – accumulated depreciation	(3,436,625)	(2,132,052)

Total property and equipment, net	$1,413,917	$2,209,475

ENERGOUS CORPORATION

Notes to Financial Statements

Note 4 – Property and Equipment, continued

The Company currently uses the following expected life terms for depreciating property and equipment: computer software – 1-2 years, computer hardware – 3 years, furniture and fixtures – 7 years, leasehold improvements – remaining life of the lease.

Total depreciation and amortization expense of the Company’s property and equipment was $1,309,980, $957,836 and $817,729 for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2017	2016
Accrued compensation	$948,935	$997,908
Accrued legal expenses	445,684	283,160
Accrued equipment cost	—	299,500
Other accrued expenses	227,406	287,427

Total	$1,622,025	$1,867,995

Note 6 – Commitments and Contingencies

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

ENERGOUS CORPORATION

Notes to Financial Statements

Note 6 – Commitments and Contingencies, continued

Operating Leases, continued

The future minimum lease payments for leased locations are as follows:

For the Years Ended December 31,	Amount
2018	$640,202
2019	457,585

Total	$1,097,787

Development and Licensing Agreements

In 2015, the Company signed a development and licensing agreement with a consumer electronics company to embed WattUp wire-free charging receiver technology in various products including, but not limited to, certain mobile consumer electronics and related accessories. On March 31, 2016, the Company received payment of $500,000 pursuant to the February 15, 2016 commencement of the second phase described in the third amendment of this agreement, of which the Company recorded $108,959 and $391,041 in revenue during the years ended December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, the Company also recognized milestone revenue of $1,000,000 for both years related to this agreement.

In 2016, the Company entered into a development and license agreement with a commercial and industrial supply company, under which the Company developed wire-free charging solutions. The Company recognized $44,550 and $59,400 of revenue from this agreement during the years ended December 31, 2017 and 2016, respectively.

For the years ended December 31, 2017, 2016 and 2015, the customers from the development and license agreement accounted for approximately 100% of the Company’s revenue. As of December 31, 2017, the Company did not have an accounts receivable balance. As of December 31, 2016, the customers from these two agreements accounted for 100% of the accounts receivable balance.

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

Pursuant to Mr. Rizzone’s prior employment agreement, on December 12, 2013 Mr. Rizzone was granted a ten year option to purchase 275,689 shares of common stock at an exercise price of $1.68 vesting over four years

ENERGOUS CORPORATION

Notes to Financial Statements

Note 6 – Commitments and Contingencies, continued

Amended Employee Agreement – Stephen Rizzone, continued

in 48 monthly installments beginning October 1, 2013 (“First Option”). Mr. Rizzone was also granted a second option award to purchase 496,546 shares of common stock at an exercise price of $6.00 (“Second Option”). The Second Option vests over the same vesting schedule as the First Option.

Effective May 21, 2015, with the approval by the Company’s stockholders of its new performance-based equity plan, the Employment Agreement provided and Mr. Rizzone received, a grant of 639,075 Performance Share Units (the “PSUs”). The PSUs, which represent the right to receive shares of common stock, shall be earned based on the Company’s achievement of market capitalization growth between the effective date of the Employment Agreement and the end of the Initial Employment Period. If the Company’s market capitalization is $100 million or less, no PSUs will be earned. If the Company reaches a market capitalization of $1.1 billion or more, 100% of the PSUs will be earned. For market capitalization between $100 million and $1.1 billion, the percentage of PSUs earned will be determined on a quarterly basis based on straight line interpolation. PSUs earned as of the end of a calendar quarter will be paid 50% immediately and 50% will be deferred until the end of the Initial Employment Period subject to Mr. Rizzone’s continued employment with the Company (See Note 8).

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

Strategic Alliance Agreement

In November 2016, the Company and Dialog, a related party (see Note 10—Related Party Transactions), entered into a Strategic Alliance Agreement (“Alliance Agreement”) for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (“Licensed Products”). Pursuant to the terms of the Alliance Agreement, the Company agreed to engage Dialog as the exclusive supplier of the Licensed Products for specified fields of use, subject to certain exceptions (the “Company Exclusivity Requirement”). Dialog agreed to not distribute, sell or work with any third party to develop any competing products without the Company’s approval (the “Dialog Exclusivity Requirement”). In addition, both parties agreed on a revenue sharing arrangement and will collaborate on the commercialization of Licensed Products based on a mutually-agreed upon plan. Each party will retain all of its intellectual property.

The Alliance Agreement has an initial term of seven years and will automatically renew annually thereafter unless terminated by either party upon 180 days’ prior written notice. The Company may terminate the Alliance Agreement at any time after the third anniversary of the Agreement upon 180 days’ prior written notice to Dialog, or if Dialog breaches certain exclusivity obligations. Dialog may terminate the Alliance Agreement if sales of Licensed Products do not meet specified targets. The Company Exclusivity Requirement will terminate

ENERGOUS CORPORATION

Notes to Financial Statements

Note 6 – Commitments and Contingencies, continued

Strategic Alliance Agreement, continued

upon the earlier of January 1, 2021 or the occurrence of certain events relating to the Company’s pre-existing exclusivity obligations. The Dialog Exclusivity Requirement will terminate if no Licensed Products have received the necessary Federal Communications Commission approvals within specified timeframes.

In addition to the Alliance Agreement, the Company and Dialog entered into two securities purchase agreements (see Note 7 - Stockholders’ Equity).

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

Pursuant to the shelf registration, on November 17, 2015, the Company consummated an offering of 3,000,005 shares of common stock at $6.90 per share and received from the underwriters’ net proceeds of $19,333,032 (net of underwriters’ discount of $1,242,002 and underwriters’ offering expenses of $125,000). The Company incurred additional offering expenses of $284,576, yielding net proceeds from the offering under shelf registration of $19,048,456. Also, as noted in Note 12—Subsequent Events, the Company raised net proceeds of $38,999,989 (net of underwriters’ discount of $1,000,000) from the sales of 2,221,455 shares of stock in January 2018.

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

On November 7, 2016, the Company and Dialog, a related party (see Note 10—Related Party Transactions), entered into a securities purchase agreement pursuant to which the Company agreed to sell to Dialog 763,552 shares of common stock at a price of $13.0967 per share and a warrant to purchase up to 763,552 shares of common stock that may be exercised only on a cashless basis at a price of $17.0257 per share, and may be exercised at any time between the date that is six months and a day after the closing date of the transaction and the three-year anniversary of the closing date. The aggregate proceeds from the sale of these shares was $10,000,011.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 7 – Stockholders’ Equity, continued

Private Placements, continued

On December 30, 2016, the Company and JT Group entered into a securities purchase agreement pursuant to which the Company agreed to sell to JT Group 292,056 shares of common stock at a price of $17.12 per share. The aggregate proceeds from the sale of these shares was $4,999,975.

On June 28, 2017, the Company and Dialog Semiconductor, a related party (see Note 10 – Related Party Transactions), entered into a securities purchase agreement pursuant to which the Company agreed to sell Dialog 976,139 shares of common stock at a price of $15.3666 per share and a warrant to purchase up to 654,013 shares of common stock that may be exercised only on a cashless basis at a price of $19.9766 per share, and may be exercised at any time between the date that is six months and one day after the closing date of the transaction and the three-year anniversary of the closing date. The aggregate proceeds from the sale of these shares, which were issued on July 5, 2017, was $14,999,935.

Note 8 – Stock Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

In December 2013, the Company’s board of directors and stockholders approved the Company’s 2013 Equity Incentive Plan, providing for the issuance of equity based instruments covering up to an initial total of 1,042,167 shares of common stock.

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

As of December 31, 2017, 829,515 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

On March 6, 2014, the Company’s board of directors and stockholders approved the 2014 Non-Employee Equity Compensation Plan for the issuance of equity-based instruments covering up to 250,000 shares of common stock to directors and other non-employees.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Equity Incentive Plans, continued

Effective on May 19, 2016, the Company’s stockholders approved the amendment and restatement of the 2014 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 350,000 shares, bringing the total number of approved shares to 600,000 under the 2014 Non-Employee Equity Compensation Plan.

As of December 31, 2017, 292,655 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

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

As of December 31, 2017, 31,951 shares of common stock remain eligible to be issued through equity based instruments under the Performance Share Unit Plan.

2017 Equity Inducement Plan

On December 28, 2017, the Board of Directors approved the 2017 Equity Inducement Plan. Under the plan, the Board of Directors reserved 600,000 shares for the grant of RSUs. These grants will be administered by a committee of the Board of Directors or the Board of Directors acting as a Committee. These awards will be granted to individuals who (a) are being hired as an Employee by the Company or any Subsidiary and such Award is a material inducement to such person being hired; (b) are being rehired as an Employee following a bona fide period of interruption of employment with the Company or any Subsidiary; or (c) will become an Employee of the Company or any Subsidiary in connection with a merger or acquisition.

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

As of December 31, 2017, 405,921 shares of common stock remain eligible to be issued through equity based instruments under the ESPP. For the year ended December 31, 2017, eligible employees contributed $869,066 through payroll deductions to the ESPP and 64,542 shares were deemed delivered for the year ended December 31, 2017. For the year ended December 31, 2016, eligible employees contributed $727,784 through payroll deductions to the ESPP and 85,356 shares were deemed delivered for the year ended December 31, 2016.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the year ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2017	1,309,444	$4.55	7.1	$16,107,929
Granted	—	—	—	—
Exercised	(272,205)	3.60	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2017	1,037,239	$4.80	6.4	$15,198,044

Exercisable at December 31, 2017	1,037,239	$4.80	6.4	$15,198,044

As of December 31, 2017, the unamortized value of options was $0.

The aggregate intrinsic value of options exercised was $2,864,845, $984,144 and $92,728 for the years ended December 31, 2017, 2016 and 2015, respectively.

No options were granted during the years ended December 31, 2017, 2016 and 2015.

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

During the first quarter of 2017, the Compensation Committee granted employees RSU awards under which the holders have the right to receive an aggregate of 246,000 shares of common stock. The awards vest over four years beginning on the anniversary of the employee hire dates.

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

During the second quarter of 2017, the Compensation Committee granted employees RSU awards under which the holders have the right to receive an aggregate of 120,000 shares of common stock. A majority of the awards vest over four years beginning on the anniversary of the employee hire dates.

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

During the fourth quarter of 2017, the Compensation Committee granted employees RSU awards under the 2013 Equity Incentive Plan under which the holders have the right to receive an aggregate of 53,188 shares of common stock. A majority of the awards vest over a four year term.

The Company accounts for RSUs granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of the Company’s common stock.

At December 31, 2017, the unamortized value of the RSUs was $24,701,605. The unamortized amount will be expensed over a weighted average period of 2.7 years. A summary of the activity related to RSUs for the year ended December 31, 2017 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	2,052,223	$11.58
RSUs granted	1,253,085	$15.81
RSUs forfeited	(249,928)	$12.63
RSUs vested	(781,055)	$11.53

Outstanding at December 31, 2017	2,274,325	$13.75

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

The Company determined that the PSUs were equity awards with both market and service conditions. The Company utilized a Monte Carlo simulation to determine the fair value of the market condition, as described

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Performance Share Units (“PSUs”), continued

below. Grantees of PSUs are required to be employed through December 31, 2018 in order to earn the entire award, if and when vested. No PSUs were granted during the year ended December 31, 2017.

Performance Share Units (PSUs) Granted During the Year Ended December 31, 2016
Market capitalization	$106,600,000
Dividend yield	0%
Expected volatility	75%
Risk-free interest rate	1.04%

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

Amortization for all PSU awards was $1,661,650 and $2,285,683 for the years ended December 31, 2017 and 2016, respectively.

At December 31, 2017, the unamortized value of all PSUs was approximately $819,910. The unamortized amount will be expensed over a weighted average period of 1.0 years. A summary of the activity related to PSUs for the year ended December 31, 2017 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	1,153,617	$3.66
PSUs granted	—	$—
PSUs forfeited	(111,960)	$2.62
PSUs vested	(90,000)	$13.82

Outstanding at December 31, 2017	951,657	$2.65

Deferred Stock Units (“DSUs”)

On January 4, 2016, the compensation committee of the board of directors granted to John Gaulding, director and chairman of the board, DSUs under the 2014 Non-Employee Equity Compensation Plan for which

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Deferred Stock Units (“DSUs”), continued

Mr. Gaulding has the right to receive 14,953 shares of the Company’s common stock. These shares were issued to Mr. Gaulding in lieu of $125,000 of his anticipated compensation for his services on the board, including $75,000 worth of DSUs and $50,000 of his regular board stipends. The award granted vests fully on the first anniversary of the grant date. Amortization was $1,362 and $123,644 for the years ended December 31, 2017 and 2016, respectively.

At December 31, 2017, the unamortized value of the DSUs was $0. A summary of the activity related to DSUs for the year ended December 31, 2017 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	14,953	$8.36
DSUs granted	—	$—
DSUs forfeited	—	$—
DSUs vested	(14,953)	$8.36

Outstanding at December 31, 2017	—	$—

Employee Stock Purchase Plan (“ESPP”)

During the year ended December 31, 2017, there were two offering periods for the ESPP. The first offering period started on January 1, 2017 and concluded on June 30, 2017. The second offering period started on July 1, 2017 and concluded on December 31, 2017. During the year ended December 31, 2016, there were also two offering periods for the ESPP. The first offering period started on January 1, 2016 and concluded on June 30, 2016. The second offering period started on July 1, 2016 and concluded on December 31, 2016. During the year ended December 31, 2015, there was one initial offering period for the ESPP which started on July 1, 2015 and concluded on December 31, 2015.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $5.42, $5.20 and $2.46 during the years ended December 31, 2017, 2016 and 2015, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $331,913, $318,735 and $113,217 for the years ended December 31, 2017, 2016 and 2015, respectively.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Employee Stock Purchase Plan (“ESPP”), continued

The Company estimated the fair value of the purchase options granted during the years ended December 31, 2017, 2016 and 2015 using the Black-Scholes option pricing model. The fair values of the purchase options granted were estimated using the following assumptions:

For the Year Ended December 31, 2017
Stock price range	$16.08 -17.59
Dividend yield	0%
Expected volatility range	56 – 66%
Risk-free interest rate range	0.62 – 1.11%
Expected life	6 months

For the Year Ended December 31, 2016
Stock price range	$8.36 – 12.16
Dividend yield	0%
Expected volatility range	56 – 100%
Risk-free interest rate range	0.37 – 0.49%
Expected life	6 months

For the Year Ended December 31, 2015
Stock price	$7.41
Dividend yield	0%
Expected volatility	65%
Risk-free interest rate	0.13%
Expected life	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
Stock options	$764,723	$1,045,081	$1,037,399
RSUs	13,043,171	5,735,032	4,225,728
PSUs	1,661,650	2,285,683	489,239
DSUs	1,362	123,644	—
ESPP	331,913	318,735	113,217
IR warrants	—	—	85,831

Total	$15,802,819	$9,508,175	$5,951,414

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Stock-Based Compensation Expense, continued

The total amount of stock-based compensation was reflected within the statements of operations as:

	For the Years Ended December 31,
	2017	2016	2015
Research and development	$8,522,798	$4,226,304	$2,816,707
Sales and marketing	1,113,120	328,760	729,329
General and administrative	6,166,901	4,953,111	2,405,378

Total	$15,802,819	$9,508,175	$5,951,414

Note 9 – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $19,432,000 decrease in net deferred tax assets for the year ended December 31, 2017 and a corresponding $19,432,000 decrease in valuation allowance as of December 31, 2017.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting for the income tax effects of certain elements of the 2017 Tax Act. In accordance with SAB 118, we have recognized the provisional tax impacts related to the remeasurement of deferred tax assets and liabilities and included these amounts in our financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the 2017 Tax Act.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 9 – Income Taxes, continued

As of December 31, 2017, and 2016, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31,
	2017	2016
Deferred tax assets (liabilities):
Tax credit	$4,335,394	$2,802,573
Net operating loss carryovers	23,630,008	16,174,712
Property and equipment	99,756	(58,747)
Research and development costs	15,372,328	18,628,913
Start-up and organizational costs	774	1,222
Stock-based compensation	2,473,591	1,829,843
Other accruals	260,113	341,090

Total gross deferred tax assets	46,171,964	39,719,606
Less: valuation allowance	(46,171,964)	(39,719,606)

Deferred tax assets, net	$—	$—

The change in the Company’s valuation allowance is as follows:

	2017	2016
January 1,	$39,719,606	$22,085,888
Increase in valuation allowance	6,452,358	17,633,718

December 31,	$46,171,964	$39,719,606

The Company has federal and state net operating loss carryovers of approximately $84,418,000 and $85,515,000, respectively, available to offset future taxable income. The federal and state NOL carryforwards will expire at various dates beginning in 2033. The Company has federal and state research and development tax credit carryovers of approximately $2,686,000 and $2,088,000, respectively. The federal R&D credit carryovers will expire beginning in 2032 and state R&D credit carryovers do not expire. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company may have sufficient future taxable income to absorb the net operating loss carryovers and research and development tax credit carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2017 and 2016.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 9 – Income Taxes, continued

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. The Company completed a Section 382 analysis as of December 31, 2017 and determined that none of its NOLs or R&D credits would be limited.

	For the Year Ended December 31,
	2017	2016
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income taxes	(10.2)	(5.7)
Permanent differences:
Stock-based compensation	(2.5)	0.8
Meals and entertainment	0.1	0.1
True-up of federal deferred taxes	(2.8)	1.7
True-up of state deferred taxes	—	1.2
Change in effective tax rate	39.4	—
Research and development tax credit, federal	(1.4)	(1.5)
Research and development tax credit, state	(1.6)	(1.1)
Increase in valuation allowance, federal	1.3	32.9
Increase in valuation allowance, state	11.7	5.6

Effective income tax rate	0.0%	0.0%

Note 10 – Related Party Transactions

On July 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. On July 13, 2015, the Company appointed Brian Sereda as the Company’s Chief Financial Officer, replacing Interim Chief Financial Officer Howard Yeaton. Howard Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the years ended December 31, 2017, 2016 and 2015, the Company had incurred fees of $0, $0 and $61,848 in connection with Mr. Yeaton’s services as Interim Chief Financial Officer. During the years ended December 31, 2017, 2016 and 2015, the Company incurred fees of $0, $13,306 and $88,813 for other financial advisory and accounting services provided by FCS.

In November 2016, the Company and Dialog Semiconductor plc (“Dialog”) entered into an Alliance Agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 6 - Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares (See Note 7 - Stockholders’ Equity, Private Placements). Dialog presently owns approximately 7.7% of the Company’s outstanding common shares, and could potentially own approximately 13.2% of the Company’s outstanding common shares if it exercised all of its warrants for common shares. For the year ended December 31, 2017, the Company paid $516,725 to Dialog for chip development costs incurred, which is recorded under research and development expense.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 11 – Unaudited Quarterly Financial Information

Summarized quarterly information for the years ended December 31, 2017 and 2016 is listed below:

	For the quarter ended
	March 31	June 30	September 30	December 31
2017
Revenue	$575,368	$299,506	$250,000	$29,135
Operating expenses	$13,051,387	$13,220,879	$13,001,623	$11,267,948
Net loss	$(12,473,140)	$(12,919,010)	$(12,748,248)	$(11,236,477)
Loss per share, basic and diluted	$(0.61)	$(0.63)	$(0.58)	$(0.50)

2016
Revenue	$136,364	$181,818	$1,003,973	$129,786
Operating expenses	$10,936,772	$10,468,990	$11,131,994	$14,744,905
Net loss	$(10,796,542)	$(10,284,555)	$(10,125,063)	$(14,611,234)
Loss per share, basic and diluted	$(0.66)	$(0.62)	$(0.57)	$(0.75)

Note 12 – Subsequent Events

During January 2018, the Company raised $38,999,989 (net of underwriters’ discount of $1,000,000) from the sale of stock to the public in an “at-the-market” equity offering of its common stock.

In March 2018, the Company’s Board of Directors (“Board”), on the recommendation of the Board’s Compensation Committee (“Compensation Committee”), approved the Energous Corporation MBO Bonus Plan (“Bonus Plan”) for executive officers of the Company. To be eligible to receive a bonus under the Bonus Plan, an executive officer must be continuously employed throughout the applicable performance period, and in good standing, and achieve the performance objectives selected by the Compensation Committee.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the board of directors.

Based on their evaluation as of December 31, 2017, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management, under the supervision of and with the participation of the principal executive and principal financial and accounting officers, have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required at this time under the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control Over Financial Reporting

For the year ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Approval of Energous Corporation MBO Bonus Plan

On March 15, 2018, the Company’s Board of Directors (“Board”), on the recommendation of the Board’s Compensation Committee (“Compensation Committee”), approved the Energous Corporation MBO Bonus Plan (“Bonus Plan”) for executive officers of the Company. To be eligible to receive a bonus under the Bonus Plan, an executive officer must be continuously employed throughout the applicable performance period, and in good standing, and achieve the performance objectives selected by the Compensation Committee.

Under the Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers, the performance metrics used to determine whether any such bonuses will be paid, and determining whether those performance metrics have been achieved.

The Compensation Committee may select one or more performance metrics from among the following measures, in any combination, on a GAAP or non-GAAP basis, and measured, on an absolute basis or relative to a pre-established target.

(a) Bookings or billings;

(b) Revenue or net revenue;

(c) Gross profit or gross margin;

(d) Operating income and Operating margin;

(e) Net income;

(f) Operating expenses or operating margin;

(g) Net income;

(h) Earnings (which may include earnings before interest and taxes, earnings before taxes, net earnings, stock-based compensation expenses, depreciation and amortization), including earnings per share;

(i) Total stockholder return;

(j) Market share;

(k) Return on assets or net assets;

(l) The Company’s stock price;

(m) Growth in stockholder value relative to a pre-determined index;

(n) Return on equity;

(o) Return on invested capital;

(p) Cash flow (including free cash flow or operating cash flows)

(q) Cash conversion cycle;

(r) Economic value added;

(s) Individual confidential business objectives;

(t) Contract awards or backlog;

(u) Expense reduction;

(v) Credit rating;

(w) Strategic plan development and implementation;

(x) Succession plan development and implementation;

(y) Improvement in workforce diversity;

(z) Customer satisfaction;

(aa) New product invention or innovation;

(bb) Attainment of research and development milestones;

(cc) Improvements in productivity;

(dd) Balance of cash, cash equivalents and marketable securities;

(ee) Completion of an identified special project;

(ff) Completion of a joint venture or other corporate transaction;

(gg) Employee satisfaction and/or retention;

(hh) Research and development expenses;

(ii) Working capital targets and changes in working capital;

(jj) Completion of a goal within an existing contract;

(kk) Revenue related to a particular product, service or customer; group of products services, or customers or type of products, services or customers;

(ll) Attainment of regulatory goals or milestones;

(mm) Attainment of any phase of a development, design, fabrication, production or fulfillment goal;

(nn) Customer acquisition, retention or engagement;

(oo) Completion of financing goals; and

(pp) Any other metric that is capable of measurement as determined by or suggested to the Committee.

Approval of Severance and Change in Control Agreement

On March 15, 2018, the Compensation Committee approved a form of Severance and Change in Control Agreement (“Severance Agreement”) that the Company may enter into with executive officers (“Executives”).

Under the Severance Agreement, if an Executive is terminated in a qualifying termination, the Company agrees to pay the Executive six to 12 months of that Executive’s monthly base salary. If Executive elects continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) the Company will pay the full amount of Executive’s premiums under the Company’s health, dental and vision plans, including coverage for the Executive’s eligible dependents, for the six to 12 month period following the Executive’s termination.

If an Executive is terminated in a change in control qualifying termination (“CIC Qualifying Termination”), as defined in the Severance Agreement, the Company agrees to pay the Executive: six to 12 months of the Executive’s monthly base salary, and an amount up to 100% of the Executive’s target bonus, and a prorated bonus for the year in which such CIC Qualifying Termination occurs. Finally, the Company will have the ability to allow 0 to 100% of the executive’s unvested time or performance based equity awards, as defined in the severance agreement, to become fully vested.

The Executive’s potential COBRA benefits under a CIC Qualifying Termination are the same as for a qualifying termination above. Additionally, in the case of a CIC Qualifying Termination, each of Executive’s then-outstanding unvested equity awards, as defined in the Severance Agreement and including awards that would otherwise vest only upon satisfaction of performance criteria, accelerate and become vested and exercisable with respect to 100% of the then unvested shares subject to all equity awards.

Under the Severance Agreement, the Executive agrees to sign a general release of claims, and to cooperation and non-disparagement covenants lasting six months after the Executive’s termination. The Severance Agreement terminates three years after its effective date.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2018 Annual Meeting of Stockholders: “Executive Compensation,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “The Board of Directors and its Committees.”

Item 11. Executive Compensation

Additional information required under this item is incorporated by reference to the following sections of our proxy statement for our 2018 Annual Meeting of Stockholders: “Executive Compensation,” and “The Board of Directors and its Committees.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2018 Annual Meeting of Stockholders: “Executive Compensation” and “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2018 Annual Meeting of Stockholders: “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters.”

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2018 Annual Meeting of Stockholders: “Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2.	Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto)

3.	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)

3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2014)

3.3	Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)

4.1	Specimen Certificate representing shares of common stock of Energous Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)

4.2	Amended and Restated Warrant issued to MDB Capital Group, LLC (ARW-1) dated December 13, 2013 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)

4.3	Amended and Restated Warrant issued to MDB Capital Group, LLC (ARW-2) dated December 13, 2013 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)

4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)

4.5	Form of Amendment to Warrant to Purchase Common Stock Dated June 25, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2014

10.1	Executive Employment Agreement between the Company and Michael Leabman dated October 1, 2013 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.3	Energous Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.4	Form of stock option award under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.5	Form of Non-Statutory Option Award (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

10.6	First Amendment to Energous Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

10.7	2014 Non-Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

Exhibit No.	Description of Document

10.8	Form of stock option award under 2014 Non-Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)*

10.9	Offer Letter effective as of July 14, 2014 between Energous Corporation and Cesar Johnston (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.10	Consulting Agreement effective as of July 14, 2014 between Energous Corporation and Howard Yeaton (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.11	Form of Restricted Stock Unit Award Agreement effective as of August 14, 2014 between Energous Corporation and Cesar Johnston (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.12	Lease Agreement dated as of September 10, 2014 between the Company and Balzer Family Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2014)

10.13	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2015)*

10.14	Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2015)*

10.15	Amended and Restated Executive Employment Agreement dated as of April 3, 2015 between the Company and Stephen R. Rizzone (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2015)*

10.16	Energous Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2015)*

10.17	Energous Corporation 2015 Performance Unit Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2015)*

10.18	Amendment No. 1 to Energous Corporation 2015 Performance Unit Share Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 22, 2015)*

10.19	Energous Corporation Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2015)

10.20	Brian Sereda Offer Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2015)*

10.21	Non-Employee Director Compensation Policy, dated December 17, 2015 (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K filed on March 15, 2016)

10.22	Securities Purchase Agreement between the Company and Ascend Legend Master Fund, Ltd., dated August 9, 2016 + (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

10.23	Amendment No. 1 to Securities Purchase Agreement between the Company and Ascend Legend Master Fund, Ltd., dated August 12, 2016 ** (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

10.24	Strategic Alliance Agreement between the Company and Dialog Semiconductor (UK) Ltd., dated November 6, 2016 ** (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

Exhibit No.	Description of Document

10.25	Securities Purchase Agreement between the Company and Dialog Semiconductor (UK) Ltd., dated November 6, 2016 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

10.26	Securities Purchase Agreement between the Company and Dialog Semiconductor (UK) Ltd., dated June 28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.27	Amended and Restated Warrant to Purchase Common Stock between the Company and Emily T Fairbairn Roth IRA, dated October 6, 2017+

10.28	Amended and Restated Warrant to Purchase Common Stock between the Company and Malcom P Fairbairn Roth IRA, dated October 6, 2017+

10.29	Energous Corporation 2017 Equity Inducement Plan*+

10.30	Offer Letter effective as of October 9, 2014 between Energous Corporation and Neeraj Sahejpal+

10.31	Form of Severance and Change in Control Agreement*+

10.32	Energous Corporation MBO Plan*+

10.33	Non-Employee Director Compensation Policy, as amended December 28, 2018+

21.1	Subsidiaries of the Registrant +

23.1	Consent of Marcum LLP +

24.1	Power of Attorney (included on signature page) +

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 +

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 +

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Schema +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase +

101.DEF	XBRL Taxonomy Extension Definition Linkbase +

101.LAB	XBRL Taxonomy Extension Label Linkbase +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase +

*	Indicates a management contract or any compensatory plan, contract or arrangement.
+	Filed herewith.
**	Registrant has omitted portions of the referenced exhibit and submitted such exhibit separately with a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energous Corporation

Dated: March 16, 2018	By:	/s/ Stephen R. Rizzone
Stephen R. Rizzone
President, Chief Executive Officer (Principal Executive Officer) and Director

Dated: March 16, 2018	By:	/s/ Brian Sereda
Brian Sereda
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned officers and directors of Energous Corporation, a Delaware corporation, do hereby constitute and appoint Stephen R. Rizzone and Brian Sereda, or each of them individually, the lawful attorneys-in-fact and agents with full power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, and any one of them, determine may be necessary or advisable or required to enable said corporation to comply with the Securities Act of 1933, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Registration Statement. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Registration Statement, to any and all amendments, both pre-effective and post-effective, and supplements to this Registration Statement, and to any and all instruments or documents filed as part of or in conjunction with this Registration Statement or amendments or supplements thereof, and each of the undersigned hereby ratifies and confirms that all said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen R. Rizzone Stephen R. Rizzone	President, Chief Executive Officer and Director	March 16, 2018

/s/ Michael Leabman Michael Leabman	Director	March 16, 2018

/s/ John R. Gaulding John R. Gaulding	Director and Chairman	March 16, 2018

/s/ Martin Cooper Martin Cooper	Director	March 16, 2018

/s/ Robert J. Griffin Robert J. Griffin	Director	March 16, 2018

/s/ Rex S. Jackson Rex S. Jackson	Director	March 16, 2018