Form 10-Q
period 2018-03-31
Energous Corp
filed 2018-05-10
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 3, 2018, there were 25,454,951 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energous Corporation

BALANCE SHEETS

	As of
	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,857,735	$12,795,254
Accounts receivable	25,000	-
Prepaid expenses and other current assets	654,289	1,026,310
Prepaid rent, current	80,784	80,784
Total current assets	45,617,808	13,902,348

Property and equipment, net	1,353,008	1,413,917
Prepaid rent, non-current	36,472	56,668
Other assets	32,512	32,512
Total assets	$47,039,800	$15,405,445
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,904,031	$2,024,690
Accrued expenses	2,182,485	1,622,025
Total current liabilities	4,086,516	3,646,715

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued or outstanding	–	–
Common Stock, $0.00001 par value, 50,000,000 shares authorized at March 31, 2018 and December 31, 2017; 25,415,798 and 22,584,588 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	253	225
Additional paid-in capital	230,297,937	185,659,954
Accumulated deficit	(187,344,906)	(173,901,449)
Total stockholders’ equity	42,953,284	11,758,730
Total liabilities and stockholders’ equity	$47,039,800	$15,405,445

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenue	$25,000	$575,368
Operating expenses:
Research and development	8,721,552	8,353,184
Sales and marketing	1,472,396	1,595,452
General and administrative	3,280,215	3,102,751
Total operating expenses	13,474,163	13,051,387
Loss from operations	(13,449,163)	(12,476,019)
Other income (expense):
Loss on sales of property and equipment, net	-	(726)
Interest income	5,706	3,605
Total	5,706	2,879
Net loss	$(13,443,457)	$(12,473,140)
Basic and diluted loss per common share	$(0.55)	$(0.61)
Weighted average shares outstanding, basic and diluted	24,536,274	20,484,987

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	22,584,588	$225	$185,659,954	$(173,901,449)	$11,758,730
Stock-based compensation - restricted stock units ("RSUs")	–	–	4,251,961	–	4,251,961
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	154,545	–	154,545
Stock-based compensation - performance share units ("PSUs")	–	–	202,702	–	202,702
Issuance of shares for RSUs	341,936	3	(3)	–	–
Issuance of shares for PSUs	80,098	1	(1)	–	-
Exercise of stock options	179,732	2	981,051	–	981,053
Cashless exercise of warrants	7,989	–	–	–	–
Proceeds from contributions to the ESPP	–	–	200,935	–	200,935
Issuance of shares in an at-the-market ("ATM") offering, net of $1,153,715 in issuance costs	2,221,455	22	38,846,793	–	38,846,815
Net loss	–	–	–	(13,443,457)	(13,443,457)
Balance, March 31, 2018 (unaudited)	25,415,798	$253	$230,297,937	$(187,344,906)	$42,953,284

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,443,457)	$(12,473,140)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	299,520	326,563
Stock based compensation	4,609,208	3,538,191
Amortization of prepaid rent from stock issuance to landlord	20,196	20,196
Loss on sales of property and equipment, net	-	726
Changes in operating assets and liabilities:
Accounts receivable	(25,000)	(102,500)
Prepaid expenses and other current assets	372,021	727,215
Accounts payable	(120,659)	(1,754,121)
Accrued expenses	560,460	(215,182)
Deferred revenue	-	(75,593)
Net cash used in operating activities	(7,727,711)	(10,007,645)
Cash flows from investing activities:
Purchases of property and equipment	(238,611)	(79,768)
Proceeds from sales of property and equipment	-	2,800
Net cash used in investing activities	(238,611)	(76,968)
Cash flows from financing activities:
Net proceeds from the sales of common stock	38,846,815	-
Proceeds from the exercise of stock options	981,053	26,905
Proceeds from contributions to employee stock purchase plan	200,935	245,959
Net cash provided by financing activities	40,028,803	272,864
Net increase (decrease) in cash and cash equivalents	32,062,481	(9,811,749)
Cash and cash equivalents - beginning	12,795,254	31,258,637
Cash and cash equivalents - ending	$44,857,735	$21,446,888
Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$3	$2
Common stock issued for PSUs	$1	$-

The accompanying notes are an integral part of these condensed financial statements.

Note 1 - Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company has developed a technology called WattUp® that consists of proprietary semiconductor chipsets, software, hardware designs and antennas that enables radio frequency (“RF”) based charging for electronic devices, providing wire-free charging solutions for contact-based charging and at-a-distance charging, ultimately enabling charging with mobility under software control. Pursuant to a Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), Dialog manufactures and distributes integrated circuits (“ICs”) products incorporating the Company’s RF-based wire-free charging technology. Dialog is the exclusive supplier of these ICs for the general market. The Company believes its proprietary technology can be utilized in a variety of devices, including wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries, medical devices and any other device with similar charging requirements that would otherwise need a battery or a connection to a power outlet.

Note 2 – Liquidity and Management Plans

During the three months ended March 31, 2018 and 2017, the Company recorded revenue of $25,000 and $575,368, respectively. During the three months ended March 31, 2018 and 2017, the Company recorded a net loss of $13,443,457 and $12,473,140, respectively. Net cash used in operating activities was $7,727,711 and $10,007,645 for the three months ended March 31, 2018 and 2017, respectively. The Company is currently meeting its liquidity requirements through an at-the-market (“ATM”) sale of common stock in January 2018, which raised net proceeds of $38,846,815, the sales of shares to a private investor during July 2017, which raised net proceeds of $14,932,547, and payments received under product development projects.

As of March 31, 2018, the Company had cash on hand of $44,857,735. The Company expects that cash on hand as of March 31, 2018, together with anticipated revenues, will be sufficient to fund the Company’s operations into the second quarter of 2019.

Research and development of new technologies is, by its nature, unpredictable. Although the Company will undertake development efforts with commercially reasonable diligence, there can be no assurance that its available resources including the net proceeds from the Company’s financings to date will be sufficient to enable it to develop and obtain regulatory approval of its technology to the extent needed to create future revenues sufficient to sustain its operations. The Company may pursue additional financing, which could include follow-on equity offerings, debt financing, co-development agreements or other alternatives, depending upon the market conditions. Should the Company choose to pursue additional financing, there is no assurance that the Company would be able to do so on terms that it would find acceptable.

The market for products using the Company’s technology is nascent and unproven, so the Company’s success is sensitive to many factors, including technological feasibility, regulatory approval, customer acceptance, competition and global market fluctuations.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2017 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 16, 2018.  The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the Company’s December 31, 2017 audited financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported expenses during the reporting periods.

Note 3 – Summary of Significant Accounting Policies, continued

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which is described below in Recent Accounting Pronouncements.

In accordance with Topic 606, the Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

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

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $8,721,552 and $8,353,184 for the three months ended March 31, 2018 and 2017, respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with accounting guidance that requires awards to be recorded at their fair value on the date of grant and are amortized over the vesting period of the award. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the award, which is typically the vesting term of the equity instrument issued.

Under the Energous Corporation Employee Stock Purchase Plan (“ESPP”), employees may purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the closing market prices measured on the first and last days of each half-year period. The Company recognizes compensation expense for the fair value of the purchase options, as measured on the grant date.

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2018, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the

Note 3 – Summary of Significant Accounting Policies, continued

classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2018 and 2017.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”), performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 7,420,048 and 7,359,173 for the three months ended March 31, 2018 and 2017, respectively.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2018	2017
Financing Warrant to purchase common stock	13,889	13,889
IPO Warrants to purchase common stock	-	11,600
Investor Relations Consulting Warrant	-	7,950
Investor Relations Incentive Warrant	-	15,000
Warrant issued to private investors	3,035,688	2,381,675
Options to purchase common stock	857,507	1,301,844
RSUs	2,641,405	2,473,598
PSUs	871,559	1,153,617
Total potentially dilutive securities	7,420,048	7,359,173

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASU Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Originally, ASU 2014-09 would be effective for the Company starting January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In July 2015, FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The Company used the modified retrospective implementation method for all contracts and did not need to record a cumulative effect adjustment to retained earnings as of the date of initial application.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has adopted ASU 2016-01 and its adoption had no material impact on it financial statements.

In January 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of

Note 3 – Summary of Significant Accounting Policies, continued

financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified approach. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. It is effective for annual reporting periods beginning after December 15, 2017. The adoption of the new standard did not have a material impact on our financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting.” ASU No. 2017-09 provides clarity and reduces complexity when applying the guidance in Topic 718 for changes in terms or conditions of share-based payment awards. It is effective for annual reporting periods beginning after December 15, 2017. The adoption of the new standard did not have a material impact on our financial statements.

In July 2017, the FASB issued a two-part ASU No. 2017-11, I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2018, through the date which the financial statements are issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note 4 – Commitments and Contingencies

Operating Leases

On September 10, 2014, the Company entered into a Lease Agreement (“Lease”) with Balzer Family Investments, L.P. (the “Landlord”) related to space located at Northpointe Business Center, 3590 North First Street, San Jose,

Note 4 – Commitments and Contingencies, continued

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

On February 26, 2015, the Company entered into a sub-lease agreement for additional space in the San Jose area. The agreement has a term which expires on June 30, 2019 and a current monthly rent of $6,668 per month. On August 25, 2015, the Company entered into an additional amended sub-lease agreement for additional space in San Jose, California. The agreement has a term which expires on June 30, 2019 and a current monthly rent of $4,578 per month. These leases are subject to certain annual escalations as defined in the agreements.

On May 31, 2017, the Company renewed a lease agreement for the Company’s space in Costa Mesa, California. The agreement has a term that expires on September 30, 2019 with initial monthly rent of $9,040, and is subject to certain annual escalations as defined in the agreement.

The future minimum lease payments for leased locations are as follows:

For the Years Ended December 31,	Amount
2018 (Nine Months)	$481,628
2019	457,585
Total	$939,213

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

The Employment Agreement has an effective date of January 1, 2015 and an initial term of four years (“Initial Employment Period”). The Employment Agreement provides for an annual base salary of $365,000, and Mr. Rizzone is eligible to receive quarterly cash bonuses with a total target amount equal to 100% of his base salary based upon achievement of performance-based objectives established by the Company’s board of directors (“Board”).

Pursuant to Mr. Rizzone’s prior employment agreement, on December 12, 2013, Mr. Rizzone was granted a 10-year option to purchase 275,689 shares of common stock at an exercise price of $1.68 vesting over four years in 48 monthly installments beginning October 1, 2013 (“First Option”). Mr. Rizzone was also granted a second option award to purchase 496,546 shares of common stock at an exercise price of $6.00 (“Second Option”). The Second Option vests over the same vesting schedule as the First Option.

Effective May 21, 2015, with the approval by the Company’s stockholders of its new performance-based equity plan, the Employment Agreement provided and Mr. Rizzone received, a grant of 639,075 PSUs. The PSUs, which represent the right to receive shares of common stock, shall be earned based on the Company’s achievement of market capitalization growth between the effective date of the Employment Agreement and the end of the Initial Employment Period. If the Company’s market capitalization is $100 million or less, no PSUs will be earned. If the Company reaches a market capitalization of $1.1 billion or more, 100% of the PSUs will be earned. For market capitalization between $100 million and $1.1 billion, the percentage of PSUs earned will be determined on a quarterly basis based on straight line interpolation. PSUs earned as of the end of a calendar quarter will be paid 50% immediately and 50% will be deferred until the end of the Initial Employment Period subject to Mr. Rizzone’s continued employment with the Company (See Note 6).

Note 4 – Commitments and Contingencies, continued

Mr. Rizzone is also eligible to receive all customary and usual benefits generally available to senior executives of the Company.

The Employment Agreement provides that if Mr. Rizzone’s employment is terminated due to his death or disability, if Mr. Rizzone’s employment is terminated by the Company without cause or if he resigns for good reason, 25% of the shares subject to the First Option and the Second Option shall immediately vest and become exercisable, he will have a period of one year post-termination to exercise the First Option and the Second Option, and if a Liquidation Event (as defined in the Employment Agreement) shall occur prior to the termination of the First Option and the Second Option, 100% of the shares subject to the First Option and Second Option shall immediately vest and become exercisable effective immediately prior to the consummation of the Liquidation Event. In addition, any outstanding deferred PSUs shall be immediately vested and paid, but any remaining unearned portion of the PSUs shall immediately be canceled and forfeited.

Strategic Alliance Agreement

In November 2016, the Company and Dialog entered into a Strategic Alliance Agreement (“Alliance Agreement”) for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (“Licensed Products”). Pursuant to the terms of the Strategic Alliance Agreement, the Company agreed to engage Dialog as the exclusive supplier of the Licensed Products for specified fields of use, subject to certain exceptions (“Company Exclusivity Requirement”). Dialog agreed to not distribute, sell or work with any third party to develop any competing products without the Company’s approval (“Dialog Exclusivity Requirement”). In addition, both parties agreed on a revenue sharing arrangement and will collaborate on the commercialization of Licensed Products based on a mutually-agreed upon plan. Each party will retain all of its intellectual property.

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

Note 5 – Stockholders’ Equity

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board out of legally available funds. Upon the liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

Filing of registration statement

On April 24, 2015, the Company filed a “shelf” registration statement on Form S-3, which became effective on April 30, 2015. The shelf registration statement allows the Company from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000.

Pursuant to the shelf registration, in November 2015, the Company consummated an offering of 3,000,005 shares of common stock at $6.90 per share and received from the underwriters’ net proceeds of $19,333,032 (net of underwriters’ discount of $1,242,002 and underwriters’ offering expenses of $125,000). The Company incurred additional offering expenses of $284,576, yielding net proceeds from the offering under shelf registration of $19,048,456.

Pursuant to the shelf registration, in January 2018, the Company raised $38,846,815 (net of $1,153,715 in underwriter’s discount and issuance costs) from the sale of stock to the public in an “at-the-market” equity offering of its common stock.

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

On June 28, 2017, the Company and Dialog entered into a securities purchase agreement pursuant to which the Company agreed to sell Dialog 976,139 shares of common stock at a price of $15.3666 per share and a warrant to purchase up to 654,013 shares of common stock that may be exercised only on a cashless basis at a price of $19.9766 per share, and may be exercised at any time between the date that is six months and one day after the closing date of the transaction and the three-year anniversary of the closing date. The aggregate proceeds from the sale of these shares, which were issued on July 5, 2017, was $14,999,935.

Note 6 – Stock Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

In December 2013, the Company’s Board and stockholders approved the 2013 Equity Incentive Plan, providing for the issuance of equity-based instruments covering up to an initial total of 1,042,167 shares of common stock.

Effective on March 10, 2014, the Company’s Board and stockholders approved the First Amendment to the 2013 Equity Incentive Plan which provided for an increase in the aggregate number of shares of common stock that may be issued pursuant to the 2013 Equity Incentive Plan to equal 18% of the total number of shares of common stock outstanding immediately following the completion of the IPO (assuming for this purpose the issuance of all shares issuable under the Company’s equity plans, the conversion into common stock of all outstanding securities that are convertible by their terms into common stock and the exercise of all options and warrants exercisable for shares of common stock and including shares and warrants issued to the underwriters for such IPO upon exercise of its over-allotment options).

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

As of March 31, 2018, 404,215 shares of common stock remain available to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

On March 6, 2014, the Company’s Board and stockholders approved the 2014 Non-Employee Equity Compensation Plan for the issuance of equity-based instruments covering up to 250,000 shares of common stock to directors and other non-employees.

Note 6 – Stock Based Compensation, continued

Effective on May 19, 2016, the Company’s stockholders approved the amendment and restatement of the 2014 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 350,000 shares, bringing the total number of approved shares to 600,000 under the 2014 Non-Employee Equity Compensation Plan.

As of March 31, 2018, 157,439 shares of common stock remain available to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

On April 10, 2015, the Company’s Board approved the Energous Corporation 2015 Performance Share Unit Plan (“Performance Share Plan”), under which 1,310,104 shares of common stock became available for issuance as PSUs to a select group of employees and directors, subject to approval by the stockholders. On May 21, 2015, the Company’s stockholders approved the Performance Share Plan.

As of March 31, 2018, 31,951 shares of common stock remain available to be issued through equity-based instruments under the Performance Share Unit Plan.

2017 Equity Inducement Plan

On December 28, 2017, the Board approved the 2017 Equity Inducement Plan. Under the plan, the Board reserved 600,000 shares of common stock for the grant of RSUs. These grants will be administered by a committee of the Board or the Board acting as a committee. These awards will be granted to individuals who (a) are being hired as an employee by the Company or any subsidiary and such award is a material inducement to such person being hired; (b) are being rehired as an employee following a bona fide period of interruption of employment with the Company or any subsidiary; or (c) will become an employee of the Company or any subsidiary in connection with a merger or acquisition.

As of March 31, 2018, 434,000 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

Employee Stock Purchase Plan

On April 10, 2015, the Company’s Board approved the ESPP, under which shares of common stock were reserved for purchase by the Company’s employees, subject to approval by the stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. Employees may designate an amount not less than 1% but not more than 10% of their annual compensation, but for not more than 7,500 shares during an offering period. An offering period shall be six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of the option will be the lesser of 85% of the fair market of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

As of March 31, 2018, 405,921 shares of common stock remain available to be issued under the ESPP. As of March 31, 2018, employees have contributed $200,935 through payroll withholdings to the ESPP for the current eligibility period. Shares will be deemed delivered on June 30, 2018 for the current eligibility period.

Note 6 – Stock Based Compensation, continued

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2018	1,037,239	$4.80	6.4	$15,198,044
Granted	–	–	–	–
Exercised	(179,732)	5.46	–	–
Forfeited	–	–	–	–
Outstanding at March 31, 2018	857,507	$4.66	6.2	$9,750,635
Exercisable at January 1, 2018	1,037,239	$4.80	6.4	$15,198,044
Vested	–	–	–	–
Exercised	(179,732)	5.46	–	–
Forfeited	–	–	–	–
Exercisable at March 31, 2018	857,507	$4.66	6.2	$9,750,635

As of March 31, 2018, the unamortized value of options was $0.

Restricted Stock Units (“RSUs”)

During the first quarter of 2018, the compensation committee of the Board (“Compensation Committee”) granted various directors and consultants RSUs under which the holders have the right to receive an aggregate 135,216 shares of common stock. These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards granted vest over terms from one to three years.

During the first quarter of 2018, the Compensation Committee granted various employees RSU awards under the 2013 Equity Incentive Plan under which the holders have the right to receive an aggregate 439,550 shares of common stock. The majority of these awards granted vest over terms ranging from one to four years.

During the first quarter of 2018, the Compensation Committee granted employees RSU awards under the 2017 Equity Inducement Plan under which the holders have the right to receive 166,000 shares of common stock. The awards vest over four years beginning on the anniversary of the grant date.

The Company accounts for RSUs granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees”. In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of common stock.

As of March 31, 2018, the unamortized value of the RSUs was $35,511,254. The unamortized amount will be expensed over a weighted average period of 2.8 years. A summary of the activity related to RSUs for the three months ended March 31, 2018 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	2,274,325	$13.75
RSUs granted	740,766	$20.32
RSUs forfeited	(31,750)	$12.76
RSUs vested	(341,936)	$14.59
Outstanding at March 31, 2018	2,641,405	$15.50

Note 6 – Stock Based Compensation, continued

Performance Share Units (“PSUs”)

PSUs are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s market capitalization or market share price of the common stock.

The PSUs originally issued during 2015 to certain board members and senior management are earned based on the Company’s achievement of market capitalization growth between the effective date of the employment agreement and the end of the initial employment period. If the Company’s market capitalization is $100 million or less, no PSUs will be earned. If the Company reaches a market capitalization of $1.1 billion or more, 100% of the PSUs will be earned. For market capitalization between $100 million and $1.1 billion, the percentage of PSUs earned will be determined on a quarterly basis based on straight line interpolation.

The Company determined that the PSUs were equity awards with both market and service conditions. The Company utilized a Monte Carlo simulation to determine the fair value of the market condition, as described below. Grantees of PSUs are required to be employed through December 31, 2018 in order to earn the entire award, if and when vested. No PSUs were granted during the three months ended March 31, 2018 and March 31, 2017.

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

For this PSU award, a Monte Carlo simulation was used to determine the fair value at each of the five target prices of the Company’s common stock, using a market capitalization of $298,857,000, dividend yield of 0%, expected volatility of 75% and a risk-free interest rate of 0.66%.

The fair value of the PSUs granted to Mr. Rizzone under the 2013 Equity Incentive Plan was determined to be $2,332,000, and was amortized over the estimated service period from October 24, 2016 through October 30, 2017.

Amortization for all PSU awards was $202,702 and $613,860 for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, the unamortized value of all PSUs was approximately $617,114. The unamortized amount will be expensed over a weighted average period of 0.8 years. A summary of the activity related to PSUs for the three months ended March 31, 2018 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	951,657	$2.65
PSUs granted	–	-
PSUs forfeited	–	-
PSUs vested	(80,098)	2.65
Outstanding at March 31, 2018	871,559	2.65

Note 6 – Stock Based Compensation, continued

Deferred Stock Units (“DSUs”)

On January 4, 2016, the Compensation Committee granted to John Gaulding, Director and Chairman of the Board, DSUs under the 2014 Non-Employee Equity Compensation Plan for which Mr. Gaulding has the right to receive 14,953 shares of the Company’s common stock. These shares were issued to Mr. Gaulding in lieu of $125,000 of his anticipated compensation for his services on the Board, including $75,000 worth of DSUs and $50,000 of his regular board stipends. The award granted vests fully on the first anniversary of the grant date. Amortization was $0 and $1,362 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the DSUs were fully amortized and are no longer outstanding.

Employee Stock Purchase Plan (“ESPP”)

The current offering period began on January 1, 2018 and is scheduled to conclude on June 30, 2018. During the year ended December 31, 2017, there were two offering periods for the ESPP. The first offering period started on January 1, 2017 and concluded on June 30, 2017. The second offering period started on July 1, 2017 and concluded on December 31, 2017.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $13.84 and $5.88 for the three months ended March 31, 2018 and 2017, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $154,545 and $93,811 for the three months ended March 31, 2018 and 2017, respectively.

The Company estimated the fair value of options granted during the three months ended March 31, 2018 and 2017 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Stock price	$22.34	$17.59
Dividend yield	0%	0%
Expected volatility	177%	66%
Risk-free interest rate	1.61%	0.62%
Expected life	6 months	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Stock options	$-	$226,383
RSUs	4,251,961	2,602,775
PSUs	202,702	613,860
ESPP	154,545	93,811
DSUs	-	1,362
Total	$4,609,208	$3,538,191

Note 6 – Stock Based Compensation, continued

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended March 31,
	2018	2017
Research and development	$3,058,530	$1,757,902
Sales and marketing	281,358	221,833
General and administrative	1,269,320	1,558,456
Total	$4,609,208	$3,538,191

Note 7 – Related Party Transactions

In November 2016, the Company and Dialog entered into an alliance agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 5 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares (See Note 5 – Stockholders’ Equity, Private Placements). Dialog presently owns approximately 7.0% of the Company’s outstanding common shares and could potentially own 12.0% of the Company’s outstanding common shares if it exercised all of its warrants for common shares. For the three months ended March 31, 2018, the Company paid $43,700 to Dialog for chip development costs incurred, which is recorded under research and development expense.

Note 8 – Customer Concentration

For the three months ended March 31, 2018 and March 31, 2017, one customer accounted for approximately 100% of the Company’s revenue. As of March 31, 2018, one customer accounted for 100% of the accounts receivable balance. As of December 31, 2017, the Company did not have an accounts receivable balance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation.  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, liquidity cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to develop a commercially feasible technology, and timing of customer implementations of that technology in consumer products; timing of regulatory approvals, particularly the Federal Communications Commission’s approval of transmitting power at a distance; our ability to find and maintain development partners; our ability to protect our intellectual property; competition; and other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis sections of our most recently filed Annual Report on Form 10-K and any subsequently filed Quarterly Reports on Form 10-Q, including this report. We undertake no obligation to publicly update any written or oral forward-looking statement that we may make, whether as a result of new information, future developments or otherwise.

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

We believe our technology is novel in its approach, in that we are developing a solution that charges electronic devices by surrounding them with a focused, radio frequency energy pocket. We are engineering solutions that we expect to enable the wire-free transmission of energy for contact-based applications as well as far field applications of up to 15 feet. We are also developing our Far Field transmitter technology to seamlessly mesh (like a network of Wi-Fi routers) to form a wire-free charging network that will allow users to charge their devices as they move from room-to-room or throughout a large space. To date, we have developed multiple transmitter prototypes in various form factors and power capabilities. We have also developed multiple receiver prototypes, including smartphone battery cases, toys, fitness trackers, Bluetooth headsets and tracking devices, as well as stand-alone receivers. We are also in the pre-production stage leading to mass production with early adopters of the WattUp technology to bring the first contact-based transmitters and compatible receivers to market.

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

Critical Accounting Policies and Estimates

Revenue Recognition

On January 1, 2018 the Company adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which is described in Note 3 of the accompanying financial statements.

In accordance with Topic 606, the Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

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

Results of Operations

Three Months Ended March 31, 2018 and 2017

Revenues.  During the three months ended March 31, 2018 and 2017, we recorded revenue of $25,000 and $575,368, respectively. The decrease was due to the fact that the milestone completed during the three months ended March 31, 2018 was for less revenue than the milestones completed during the three months ended March 31, 2017.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Loss from operations for the three months ended March 31, 2018 and 2017 were $13,449,163 and $12,476,019, respectively.

Research and Development Costs.  Research and development costs, which include costs for developing our technology, were $8,721,552 and $8,353,184, respectively, for the three months ended March 31, 2018 and 2017. The increase in research and development costs of $368,368 is primarily due to a $988,988 increase in total compensation costs, which includes a $1,300,628 increase in stock-based compensation from new stock award grants issued during the past year, partially offset by a $311,639 decrease in payroll compensation due the transfer of a few employees to the sales and marketing department in the middle of last year, and the net increase in total compensation costs was partially offset by a $612,050 decrease in chip design, manufacturing and component costs.

Sales and Marketing Costs.  Sales and marketing costs for the three months ended March 31, 2018 and 2017 were $1,472,396 and $1,595,452, respectively. The decrease in sales and marketing costs of $123,056 is primarily due to a decrease of $338,907 in tradeshow expense, as a result of a utilizing a shared suite with Dialog at the Consumer Electronics Show, which resulted in savings over the prior year when we used our own suite, partially offset by an increase of $116,389 in payroll compensation and an increase of $59,525 in stock-based compensation, as a result of a higher headcount within the department.

General and Administrative Expenses.  General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the three months ended March 31, 2018 and 2017 were $3,280,215 and $3,102,751, respectively. The increase in general administrative costs of $177,464 is primarily due to a $330,706 increase in legal and accounting fees, minor increases in consulting, rent and miscellaneous office expenses, partially offset by a $289,136 decrease in stock-based compensation due to executive performance grants becoming fully amortized by the end of 2017.

Interest Income, Net. Interest income for the three months ended March 31, 2018 was $5,706 as compared to interest income of $3,605 for the three months ended March 31, 2017.

Net Loss. As a result of the above, net loss for the three months ended March 31, 2018 was $13,443,457 as compared to $12,473,140 for the three months ended March 31, 2017.

Liquidity and Capital Resources

During the three months ended March 31, 2018 and 2017, we recorded revenue of $25,000 and $575,368, respectively. We incurred a net loss of $13,443,457 and $12,473,140 for the three months ended March 31, 2018 and 2017, respectively. Net cash used in operating activities was $7,727,711 and $10,007,645 for the three months ended March 31, 2018 and 2017, respectively. The Company is currently meeting its liquidity requirements through an at-the-market (“ATM”) sale of common stock in January 2018, which raised net proceeds of $38,846,815, the sales of shares to a private investor during July 2017, which raised net proceeds of $14,932,547, and payments received under product development projects.

As of March 31, 2018, we had cash and cash equivalents of $44,857,735. During January 2018, we raised net proceeds of $38,846,815 from the sale of our common stock to the public in an ATM equity offering.

We believe our current cash on hand, together with anticipated payments under product development projects entered into with customers, will be sufficient to fund our operations into the second quarter of 2019. However, depending on how soon we are able to achieve meaningful commercial revenues, we may require additional financing to fully implement our business plan, the ultimate goal of which is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service for end users. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Depending upon market conditions, we may choose to pursue additional financing to, among other reasons, accelerate our product development efforts, regulatory activities and business development and support functions with a view to capitalizing on the market opportunity we see for our wire-free charging technology. On April 24, 2015, we filed a shelf registration statement on Form S-3, which became effective on April 30, 2015. The shelf registration statement allows the Company from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000, of which approximately $60,700,000 has already been sold.

During the three months ended March 31, 2018, cash flows used in operating activities were $7,727,711, consisting of a net loss of $13,443,457, less non-cash expenses aggregating $4,928,924 (representing principally stock-based compensation of $4,609,208 and depreciation expense of $299,520), a $120,659 decrease in accounts payable, a $25,000 increase in accounts receivable, offset by a $560,460 increase in accrued expenses and a $372,021 decrease in prepaid expenses and other current assets. During the three months ended March 31, 2017, cash flows used in operating activities were $10,007,645, consisting of a net loss of $12,473,140, less non-cash expenses aggregating $3,885,676 (representing principally stock-based compensation of $3,538,191 and depreciation expense of $326,563), a $102,500 increase in accounts receivable, a $1,754,121 decrease in accounts payable, a $215,182 decrease in accrued expenses and a $75,593 decrease in deferred revenue, partially offset by a $727,215 decrease in prepaid expenses and other current assets.

During the three months ended March 31, 2018 and 2017, cash flows used in investing activities were $238,611 and $76,968, respectively. The cash used in investing activities for the three months ended March 31, 2018 primarily consisted of the purchase of computer hardware and perpetual engineering software licenses. The cash used in investing activities for the three months ended March 31, 2017 primarily consisted of the purchase of laboratory equipment, offset by $2,800 in proceeds from the sales of fixed assets.

During the three months ended March 31, 2018, cash flows provided by financing activities were $40,028,803, which consisted of $38,846,815 in net proceeds from the sale of shares of our common stock to the public in an ATM offering, $981,053 in proceeds from the exercises of stock options and $200,935 in proceeds from contributions to the ESPP. During the three months ended March 31, 2017, cash flows provided by financing activities were $272,864, which consisted of $245,959 in proceeds from contributions to the ESPP and $26,905 in proceeds from the exercise of stock options.

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

Off Balance Sheet Transactions

As of March 31, 2018, we did not have any off-balance sheet transactions.

Material Changes in Specified Contractual Obligations

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our most recent Annual Report on Form 10-K. There were no material changes outside the ordinary course of our business in the specified contractual obligations during the three months ended March 31, 2018.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended March 31, 2018. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2017 for a discussion of our exposure to market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of March 31, 2018, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions.  We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2018. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

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

We have a limited operating history upon which investors may rely in evaluating our business and its prospects. We have generated only very limited revenues to date and we have a history of losses from operations. As of March 31, 2018, we had an accumulated deficit of approximately $187 million. Our ability to generate revenues on a more reliable and larger scale, and to achieve profitability, will depend on our ability to execute our business plan, complete the development of our technology, and incorporate it into products that customers wish to buy, and to do so rapidly with appropriate financing if necessary. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

Terms of our Development and License Agreement with a tier-one consumer electronics company could inhibit potential licensees from working with us in specific markets.

We have entered into a Development and License Agreement with a tier-one consumer electronics company to embed our WattUp wire-free charging receiver and transmitter technology in various products, including mobile consumer electronics and related accessories. This agreement provides our strategic partner a time-to-market advantage during the development and until one year after the first customer shipment for specified WattUp-enabled consumer products. This may inhibit other potential licensees of our technology from engaging with us on competing consumer products and may cause them to seek solutions offered by other companies, which could have a negative impact on our revenue opportunities and financial results.

We may be unable to demonstrate the feasibility of our technology.

We have developed working prototypes of products using our technology, but additional research and development is required to commercialize our technology for mid field and far field applications so that it can be successfully integrated into commercial products. Our research and development efforts remain subject to the risks associated with the development of new products that are based on emerging technologies, such as unanticipated technical problems, the inability to identify products utilizing our technology that will be in demand with customers, getting our technology designed in to those products, designing new products for manufacturability, and achieving acceptable price points for final products. Our technology must also satisfy customer expectations and be suitable for them to use in consumer applications. Any delays in developing our technology that arise from factors of this sort would aggravate our exposure to the risk of having inadequate capital to fund the research and development needed to complete development of these products. Technical problems causing delays would cause us to incur additional expenses that would increase our operating losses. If we experience significant delays in developing our technology and products based on it for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail, and you could lose the value of your investment in our company. To our knowledge, the technological concepts we are applying have never previously been successfully applied. If we fail to develop practical and economical commercial products based on our technology, our business may fail and you could lose the value of your investment in our stock.

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

We may not have sufficient funds to fully implement our business plans. We may need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of substantial revenue for such products. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which could restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of economic conditions, general global economic uncertainty, political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

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

Market acceptance of a wire-free charging system as a preferred method to recharge low-power, battery powered, fixed and mobile electronic devices will be crucial to our continued success. The following factors, among others, may affect the rate and level of market acceptance of products in our industry:

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

We are an “emerging growth company,” and can take advantage of reduced disclosure requirements, excluding applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and, for as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements, including, but not limited to, not being required to provide auditor attestation of our internal controls, reduced disclosure about executive compensation, and exemption from the requirement to hold a nonbinding advisory vote on executive compensation. However, we chose not to delay compliance with new or revised financial accounting standards. We expect to be an emerging growth company until no later than December 31, 2019 (or December 31, 2018 if the market value of our common stock held by non-affiliates as of June 30, 2018 exceeds $700.0 million). If investors find our common stock less attractive as a result of reduced disclosure of this sort, there may be a less active trading market for our common stock and our stock price may decline.

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

All decisions with respect to the management of our company are made by our board of directors and our officers, who beneficially own approximately 7.2% of our common stock collectively. In addition, our greater than 5% stockholders such as Dialog, Emily and Malcolm Fairbairn, Hood River Capital Management, DvineWave, and BlackRock Inc. beneficially owned approximately 12.0%, 6.9%, 6.6%, 6.6%, and 5.4%, respectively, of our common stock as of April 30, 2018. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Item 2.  Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Severance and Change in Control Agreement* (incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K filed March 16, 2018)

10.2	Energous Corporation MBO Plan* (incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K filed March 16, 2018)

10.3	Service Continuation Agreement dated January 10, 2018* (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed January 11, 2018)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1

Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

*	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGOUS CORPORATION
(Registrant)

Date: May 10, 2018	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Brian Sereda
		Name:	Brian Sereda
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)