Form 10-Q
period 2018-06-30
Energous Corp
filed 2018-08-09
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 3, 2018, there were 25,619,735 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energous Corporation

BALANCE SHEETS

	As of
	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,076,181	$12,795,254
Accounts receivable	205,773	-
Prepaid expenses and other current assets	589,950	1,026,310
Prepaid rent, current	80,784	80,784
Total current assets	37,952,688	13,902,348

Property and equipment, net	1,387,902	1,413,917
Prepaid rent, non-current	16,276	56,668
Other assets	32,512	32,512
Total assets	$39,389,378	$15,405,445
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,385,992	$2,024,690
Accrued expenses	1,833,543	1,622,025
Total current liabilities	4,219,535	3,646,715

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued or outstanding	–	–
Common Stock, $0.00001 par value, 50,000,000 shares authorized at June 30, 2018 and December 31, 2017; 25,561,610 and 22,584,588 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	254	225
Additional paid-in capital	234,812,866	185,659,954
Accumulated deficit	(199,643,277)	(173,901,449)
Total stockholders’ equity	35,169,843	11,758,730
Total liabilities and stockholders’ equity	$39,389,378	$15,405,445

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$205,773	$299,506	$230,773	$874,874
Operating expenses:
Research and development	7,639,974	8,692,003	16,361,526	17,045,187
Sales and marketing	1,602,137	1,187,313	3,074,533	2,782,765
General and administrative	3,268,028	3,341,563	6,548,243	6,444,314
Total operating expenses	12,510,139	13,220,879	25,984,302	26,272,266
Loss from operations	(12,304,366)	(12,921,373)	(25,753,529)	(25,397,392)
Other income (expense):
Loss on sales of property and equipment, net	-	–	-	(726)
Interest income	5,995	2,363	11,701	5,968
Total	5,995	2,363	11,701	5,242
Net loss	$(12,298,371)	$(12,919,010)	$(25,741,828)	$(25,392,150)
Basic and diluted loss per common share	$(0.48)	$(0.63)	$(1.03)	$(1.23)
Weighted average shares outstanding, basic and diluted	25,479,861	20,643,261	25,042,529	20,564,561

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	22,584,588	$225	$185,659,954	$(173,901,449)	$11,758,730
Stock-based compensation - restricted stock units ("RSUs")	–	–	8,136,686	–	8,136,686
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	407,746	–	407,746
Stock-based compensation - performance share units ("PSUs")	–	–	407,656	–	407,656
Issuance of shares for RSUs	446,048	4	(4)	–	–
Issuance of shares for PSUs	80,098	1	(1)	–	-
Exercise of stock options	180,604	2	983,222	–	983,224
Cashless exercise of warrants	19,359	–	–	–	–
Proceeds from contributions to the ESPP	29,458	–	370,814	–	370,814
Issuance of shares in an at-the-market ("ATM") offering, net of $1,153,715 in issuance costs	2,221,455	22	38,846,793	–	38,846,815
Net loss	–	–	–	(25,741,828)	(25,741,828)
Balance, June 30, 2018 (unaudited)	25,561,610	$254	$234,812,866	$(199,643,277)	$35,169,843

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(25,741,828)	$(25,392,150)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	574,815	681,985
Stock based compensation	8,952,088	7,904,154
Amortization of prepaid rent from stock issuance to landlord	40,392	40,392
Loss on sales of property and equipment, net	-	726
Changes in operating assets and liabilities:
Accounts receivable	(205,773)	(101,000)
Prepaid expenses and other current assets	436,360	555,285
Other assets		9,619
Accounts payable	361,302	(2,329,892)
Accrued expenses	211,518	(222,299)
Deferred revenue	-	(102,823)
Net cash used in operating activities	(15,371,126)	(18,956,003)
Cash flows from investing activities:
Purchases of property and equipment	(548,800)	(420,193)
Proceeds from sales of property and equipment	-	2,800
Net cash used in investing activities	(548,800)	(417,393)
Cash flows from financing activities:
Net proceeds from the sales of common stock	38,846,815	-
Proceeds from the exercise of stock options	983,224	727,653
Proceeds from contributions to employee stock purchase plan	370,814	471,466
Net cash provided by financing activities	40,200,853	1,199,119
Net increase (decrease) in cash and cash equivalents	24,280,927	(18,174,277)
Cash and cash equivalents - beginning	12,795,254	31,258,637
Cash and cash equivalents - ending	$37,076,181	$13,084,360
Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$4	$3
Common stock issued for PSUs	$1	$-

The accompanying notes are an integral part of these condensed financial statements.

Note 1 - Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company has developed its WattUp® technology, consisting of proprietary semiconductor chipsets, software, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices, providing wire-free contact and non-contact charging solutions, with the potential to enable charging with mobility. Dialog Semiconductor plc (“Dialog”) manufactures and distributes integrated circuit (“IC”) products incorporating the Company’s charging technology, pursuant to a Strategic Alliance Agreement with the Company. Dialog is the exclusive supplier of these IC products for the general market. The Company believes its proprietary WattUp technology can be utilized in consumer electronics such as wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries, medical devices and other devices with charging requirements that would otherwise require a battery or external power connection.

Note 2 – Liquidity and Management Plans

During the three and six months ended June 30, 2018, the Company recorded revenue of $205,773 and $230,773, respectively, and during the three and six months ended June 30, 2017, the Company recorded revenue of $299,506 and $874,874, respectively. During the three and six months ended June 30, 2018, the Company recorded a net loss of $12,298,371 and $25,741,828, respectively. During the three and six months ended June 30, 2017, the Company recorded a net loss of $12,919,010 and $25,392,150, respectively. Net cash used in operating activities was $15,371,126 and $18,956,003 for the six months ended June 30, 2018 and 2017, respectively. The Company is currently meeting its liquidity requirements through an at-the-market (“ATM”) sale of common stock in January 2018, which raised net proceeds of $38,846,815, the sales of shares to a private investor during July 2017, which raised net proceeds of $14,932,547, and payments received under product development projects.

As of June 30, 2018, the Company had cash on hand of $37,076,181. The Company expects that cash on hand as of June 30, 2018, together with anticipated revenues, will be sufficient to fund the Company’s operations into the third quarter of 2019.

Research and development of new technologies is by its nature unpredictable. Although the Company will undertake development efforts with commercially reasonable diligence, there can be no assurance that its available resources, including the net proceeds from the Company’s financings to date, will be sufficient to enable it to develop and obtain regulatory approval of its technology to the extent needed to create future revenues sufficient to sustain its operations. The Company may pursue additional financing, which could include follow-on equity offerings, debt financing, co-development agreements or other alternatives, depending upon market conditions. Should the Company choose to pursue additional financing, there is no assurance that such financing would be available on terms that it would find acceptable, or at all.

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

Note 3 – Summary of Significant Accounting Policies, continued

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

The Company records royalty revenue from its manufacturing partner, Dialog, based on the number of shipments from Dialog to its customers.

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $7,639,974 and $8,692,003 for the three months ended June 30, 2018 and 2017, respectively, and the Company incurred research and development cost of $16,361,526 and $17,045,187 for the six months ended June 30, 2018 and 2017, respectively.

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

Note 3 – Summary of Significant Accounting Policies, continued

Under the Energous Corporation Employee Stock Purchase Plan (“ESPP”), employees may purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the closing market prices measured on the first and last days of each half-year period. The Company recognizes compensation expense for the fair value of the purchase options, as measured on the grant date.

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2018, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended June 30, 2018 and 2017.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”), performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 7,403,916 and 7,532,800 for the three months ended June 30, 2018 and 2017, respectively, and 7,403,916 and 7,532,800 for the six months ended June 30, 2018 and 2017, respectively, because their inclusion would be anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Financing Warrant to purchase common stock	-	13,889	-	13,889
IPO Warrants to purchase common stock	-	11,600	-	11,600
Investor Relations Consulting Warrant	-	7,950	-	7,950
Investor Relations Incentive Warrant	-	15,000	-	15,000
Warrant issued to private investors	3,035,688	2,381,675	3,035,688	2,381,675
Options to purchase common stock	856,635	1,153,966	856,635	1,153,966
RSUs	2,640,034	2,795,103	2,640,034	2,795,103
PSUs	871,559	1,153,617	871,559	1,153,617
Total potentially dilutive securities	7,403,916	7,532,800	7,403,916	7,532,800

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

Note 3 – Summary of Significant Accounting Policies, continued

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

Note 3 – Summary of Significant Accounting Policies, continued

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2018, through the date which the financial statements are issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

The future minimum lease payments for leased locations are as follows:

For the Years Ended December 31,	Amount
2018 (Six Months)	$322,465
2019	457,585
Total	$780,050

Hosted Design Solution Agreement

In June 2015, the Company entered into a three-year agreement to license electronic design automation software in a hosted environment. Pursuant to the agreement, under which services began in July 2015, the Company is required to remit quarterly payments in the amount of approximately $101,000 with the last payment due in March 2018. In December 2015, the agreement was amended to redefine the hardware and software configuration and the quarterly payments increased to approximately $198,000. In July 2018, the Company renewed the three-year agreement, and the Company is required to remit quarterly payments in the amount of approximately $218,000, with the last payment due in March 2021.

Amended Employee Agreement – Stephen Rizzone

On April 3, 2015, the Company entered into an Amended and Restated Executive Employment Agreement with Stephen R. Rizzone, the Company’s President and Chief Executive Officer (“Employment Agreement”).

Note 4 – Commitments and Contingencies, continued

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

Filing of registration statement

On April 24, 2015, the Company filed a “shelf” registration statement on Form S-3, which became effective on April 30, 2015. Prior to its expiration in April 2018, the shelf registration statement allowed the Company from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000.

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

On November 7, 2016, the Company and Dialog, a related party (see Note 7—Related Party Transactions), entered into a securities purchase agreement pursuant to which the Company agreed to sell to Dialog 763,552 shares of common stock at a price of $13.0967 per share and a warrant to purchase up to 763,552 shares of common stock that may be exercised only on a cashless basis at a price of $17.0257 per share, and may be exercised at any time between the date that is six months and a day after the closing date of the transaction and the three-year anniversary of the closing date. The aggregate proceeds from the sale of these shares was $10,000,011.

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

Note 6 – Stock Based Compensation, continued

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

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2013 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,600,000 shares, bringing the total number of approved shares to 6,085,967 under the 2013 Equity Incentive Plan.

As of June 30, 2018, 2,024,465 shares of common stock remain available to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

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

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2014 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 250,000 shares, bringing the total number of approved shares to 850,000 under the 2014 Non-Employee Equity Compensation Plan.

As of June 30, 2018, 369,329 shares of common stock remain available to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

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

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2014 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,400,000 shares, bringing the total number of approved shares to 2,710,104 under the 2015 Performance Share Unit Plan.

As of June 30, 2018, 1,431,951 shares of common stock remain available to be issued through equity-based instruments under the Performance Share Unit Plan.

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

As of June 30, 2018, 326,000 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

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

As of June 30, 2018, 376,463 shares of common stock remain available to be issued under the ESPP. As of June 30, 2018, employees have contributed $370,814 through payroll withholdings to the ESPP for the current eligibility period. Shares will be deemed delivered on June 30, 2018 for the current eligibility period.

Stock Option Activity

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2018	1,037,239	$4.80	6.4	$15,198,044
Granted	–	–	–	–
Exercised	(180,604)	5.44	–	–
Forfeited	–	–	–	–
Outstanding at June 30, 2018	856,635	$4.66	5.9	$8,710,866
Exercisable at January 1, 2018	1,037,239	$4.80	6.4	$15,198,044
Vested	–	–	–	–
Exercised	(180,604)	5.44	–	–
Forfeited	–	–	–	–
Exercisable at June 30, 2018	856,635	$4.66	5.9	$8,710,866

As of June 30, 2018, the unamortized value of options was $0.

Restricted Stock Units (“RSUs”)

During the six months ended June 30, 2018, the Compensation Committee of the Board (“Compensation Committee”) granted various directors and consultants RSUs under which the holders have the right to receive an aggregate 173,326 shares of common stock. These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards granted vest over terms from one to four years.

Note 6 – Stock Based Compensation, continued

During the six months ended June 30, 2018, the Compensation Committee granted various employees RSU awards under the 2013 Equity Incentive Plan under which the holders have the right to receive an aggregate 456,550 shares of common stock. The majority of these awards granted vest over terms ranging from one to four years.

During the six months ended June 30, 2018, the Compensation Committee granted employees RSU awards under the 2017 Equity Inducement Plan under which the holders have the right to receive 274,000 shares of common stock. The awards vest over four years beginning on the anniversary of the grant date.

The Company accounts for RSUs granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees”. In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of common stock.

As of June 30, 2018, the unamortized value of the RSUs was $33,044,307. The unamortized amount will be expensed over a weighted average period of 2.7 years. A summary of the activity related to RSUs for the six months ended June 30, 2018 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	2,274,325	$13.75
RSUs granted	903,876	$19.70
RSUs forfeited	(92,119)	$14.56
RSUs vested	(446,048)	$14.02
Outstanding at June 30, 2018	2,640,034	$15.71

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

The Company determined that the PSUs were equity awards with both market and service conditions. The Company utilized a Monte Carlo simulation to determine the fair value of the market condition, as described below. Grantees of PSUs are required to be employed through December 31, 2018 in order to earn the entire award, if and when vested. No PSUs were granted during the six months ended June 30, 2018.

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

Note 6 – Stock Based Compensation, continued

Amortization for all PSU awards was $204,954 and $587,433 for the three months ended June 30, 2018 and 2017, respectively, and $407,656 and $1,201,293 for the six months ended June 30, 2018 and June 30, 2017.

At June 30, 2018, the unamortized value of all PSUs was approximately $412,160. The unamortized amount will be expensed over a weighted average period of 0.5 years. A summary of the activity related to PSUs for the six months ended June 30, 2018 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	951,657	$2.65
PSUs granted	–	-
PSUs forfeited	–	-
PSUs vested	(80,098)	2.65
Outstanding at June 30, 2018	871,559	2.65

Deferred Stock Units (“DSUs”)

On January 4, 2016, the Compensation Committee granted to John Gaulding, Director and Chairman of the Board, DSUs under the 2014 Non-Employee Equity Compensation Plan for which Mr. Gaulding has the right to receive 14,953 shares of the Company’s common stock. These shares were issued to Mr. Gaulding in lieu of $125,000 of his anticipated compensation for his services on the Board, including $75,000 worth of DSUs and $50,000 of his regular board stipends. The award granted vests fully on the first anniversary of the grant date. There was no amortization for both the three months ended June 30, 2018 and 2017. Amortization was $0 and $1,362 for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the DSUs were fully amortized and are no longer outstanding.

Employee Stock Purchase Plan (“ESPP”)

The recently completed offering period for the ESPP was January 1, 2018 through June 30, 2018. During the year ended December 31, 2017, there were two offering periods for the ESPP. The first offering period started on January 1, 2017 and concluded on June 30, 2017. The second offering period started on July 1, 2017 and concluded on December 31, 2017.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $13.84 and $5.88 for the six months ended June 30, 2018 and 2017, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $253,201 and $407,746 for the three and six months ended June 30, 2018, respectively and $93,541 and $187,352 for the three and six months ended June 30, 2017, respectively.

The Company estimated the fair value of options granted during the six months ended June 30, 2018 and 2017 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Stock price	$22.34	$17.59
Dividend yield	0%	0%
Expected volatility	177%	66%
Risk-free interest rate	1.61%	0.62%
Expected life	6 months	6 months

Note 6 – Stock Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$-	$265,599	$-	$491,982
RSUs	3,884,725	3,419,390	8,136,686	6,022,165
PSUs	204,954	587,433	407,656	1,201,293
ESPP	253,201	93,541	407,746	187,352
DSU				1,362
Total	$4,342,880	$4,365,963	$8,952,088	$7,904,154

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$2,483,693	$2,326,720	$5,542,223	$4,084,622
Sales and marketing	388,533	279,015	669,891	500,848
General and administrative	1,470,654	1,760,228	2,739,974	3,318,684
Total	$4,342,880	$4,365,963	$8,952,088	$7,904,154

Note 7 – Related Party Transactions

In November 2016, the Company and Dialog entered into an alliance agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares (See Note 5 – Stockholders’ Equity, Private Placements). Dialog presently owns approximately 6.8% of the Company’s outstanding common shares and could potentially own 11.7% of the Company’s outstanding common shares if it exercised all of its warrants for common shares. For the six months ended June 30, 2018, the Company paid $43,700 to Dialog for chip development costs incurred, which is recorded under research and development expense. Pursuant to the Strategic Alliance Agreement in Note 4 – Commitments and Contingencies, we recorded $5,773 in revenue for the quarter ended June 30, 2018.

Note 8 – Customer Concentration

One customer accounted for approximately 97% and 100% of the Company’s revenue for the three months ended June 30, 2018 and 2017, respectively. One customer accounted for approximately 97% and 100% of the Company’s revenue for the six months ended June 30, 2018 and 2017. One customer accounted for 97% of the accounts receivable balance as of June 30, 2018. As of December 31, 2017, the Company did not have an accounts receivable balance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation.  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, liquidity cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to develop commercially feasible technology; timing of customer implementations of our technology in consumer products; timing of regulatory approvals in the United States and internationally; our ability to find and maintain development partners; our ability to protect our intellectual property; competition; and other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis sections of our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update any of our forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

We have developed our WattUp® technology, consisting of proprietary semiconductor chipsets, software, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices, providing wire-free contact and non-contact charging solutions, with the potential to enable charging with mobility. Dialog Semiconductor plc (“Dialog”) manufactures and distributes integrated circuit (“IC”) products incorporating our charging technology, pursuant to a Strategic Alliance Agreement. Dialog is the exclusive supplier of these IC products for the general market. We believe our proprietary WattUp technology can be utilized in consumer electronics such as wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries, medical devices and other devices with charging requirements that would otherwise require a battery or external power connection.

We believe our technology is novel in its approach, in that we are developing a solution that charges electronic devices by surrounding them with a focused, radio frequency energy pocket. We are engineering solutions that we expect to enable the wire-free transmission of energy for contact-based applications, non-contact charging up to approximately three feet, and potentially charging applications of up to 15 feet. We are also developing our transmitter technology to seamlessly mesh (like a network of Wi-Fi routers) to potentially form a wire-free charging network that will allow users to charge their devices as they move from room-to-room or throughout a large space. To date, we have developed multiple transmitter prototypes in various form factors and power capabilities, and utilizing various frequencies. We have also developed multiple receiver prototypes, including smartphone battery cases, toys, fitness trackers, Bluetooth headsets and tracking devices, as well as stand-alone receivers. We are in pre-production and initial production stages with early adopters of the WattUp technology to bring our contact-based transmitters and compatible receivers to market.

In November 2016, we entered into a Strategic Alliance Agreement with Dialog, pursuant to which Dialog manufactures and distributes IC products incorporating our technology. Dialog is our exclusive supplier of these products for the general market. Our WattUp technology will use Dialog’s SmartBond® Bluetooth low energy solution as the out-of-band communications channel between the wireless transmitter and receiver. In most cases, Dialog’s power management technology is used to distribute power from the WattUp receiver IC to the rest of the device while Dialog’s AC/DC Rapid Charge™ power conversion technology delivers power to the wireless transmitter.

On December 26, 2017, we announced Federal Communications Commission (FCC) certification of our first-generation WattUp Mid-Field transmitter, which powers devices at a distance of up to three feet, while charging multiple devices at once. Our WattUp Mid-Field transmitter underwent rigorous, multi-month testing to verify it met consumer safety and regulatory requirements. We believe this achievement represents the first certification of a Part 18 FCC-approved non-contact wireless charging transmitter, and establishes precedents that will streamline our future U.S. and international regulatory approvals, and regulatory approvals for our customers’ end-products.

We believe our seasoned management team has the experience and industry expertise to develop and execute our operating plan. In addition, we believe our engineering resources in the areas of IC development, antenna development, hardware, software and firmware engineering as well as integration and testing, will enable us to continue to expand our technology and intellectual property support our licensees.

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

The Company records royalty revenue from its manufacturing partner, Dialog, based on the number of shipments from Dialog to its customers.

Results of Operations

Three Months Ended June 30, 2018 and 2017

Revenues.  During the three months ended June 30, 2018 and 2017, we recorded revenue of $205,773 and $299,506, respectively. The decrease was due to the fact that the milestones completed during the three months ended June 30, 2018 were for less revenue than the milestones completed during the three months ended June 30, 2017.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Loss from operations for the three months ended June 30, 2018 and 2017 were $12,304,366 and $12,921,373, respectively.

Research and Development Costs.  Research and development costs, which include costs for developing our technology, were $7,639,974 and $8,692,003, respectively, for the three months ended June 30, 2018 and 2017. The decrease in research and development costs of $1,052,029 is primarily due to a $1,211,566 decrease in total chip design, manufacturing, and component costs offset by a $126,071 increase in regulatory testing.

Sales and Marketing Costs.  Sales and marketing costs for the three months ended June 30, 2018 and 2017 were $1,602,137 and $1,187,313, respectively. The increase in sales and marketing costs of $414,824 is primarily due to a $164,646 increase in total compensation costs, a $83,061 increase in stock-based compensation, and a $82,624 increase in travel and marketing costs.

General and Administrative Expenses.  General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the three months ended June 30, 2018 and 2017 were $3,268,028 and $3,341,563, respectively. The decrease in general administrative costs of $73,535 is primarily due to a $311,789 decrease in stock-based compensation, partially offset by a $104,598 increase in compensation costs, a $72,754 increase in annual meeting expense, and a $44,459 increase in consulting fees.

Interest Income. Interest income for the three months ended June 30, 2018 was $5,995 as compared to interest income of $2,363 for the three months ended June 30, 2017.

Net Loss. As a result of the above, net loss for the three months ended June 30, 2018 was $12,298,371 as compared to $12,919,010 for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 and 2017

Revenues.  During the six months ended June 30, 2018 and 2017, we recorded revenue of $230,773 and $874,874, respectively. The decrease was due to the combination of the number of milestones achieved and the dollar value associated with each milestone.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Loss from operations for the six months ended June 30, 2018 and 2017 were $25,753,529 and $25,397,392, respectively.

Research and Development Costs.  Research and development costs, which include costs for developing our technology, were $16,361,526 and $17,045,187, respectively, for the six months ended June 30, 2018 and 2017. The decrease in research and development costs of $683,661 is primarily due to a $1,684,301 decrease in chip design, manufacturing and component cost, a $629,296 decrease in compensation costs offset by a $1,303,834 increase in stock-based compensation as a result of adding new grants issued during previous 12 months and a $264,918 increase in regulatory fees.

Sales and Marketing Costs.  Sales and marketing costs for the six months ended June 30, 2018 and 2017 were $3,074,533 and $2,782,765, respectively. The increase in sales and marketing costs of $291,768 is primarily due to an increase of $281,034 in compensation costs, a $132,321 increase in stock-based compensation, a $89,222 increase in travel cost, a $60,000 increase in recruiting cost, offset by a $343,314 decrease in tradeshow expense.

General and Administrative Expenses.  General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the six months ended June 30, 2018 and 2017 were $6,548,243 and $6,444,314, respectively. The increase in general administrative costs of $103,929 is primarily due to a $563,461 increase in legal, annual meeting fees, consulting fees, investor relations, accounting fees and a $106,221 increase in compensation, offset by a $608,617 decrease in stock-based compensation.

Interest Income. Interest income for the six months ended June 30, 2018 was $11,701 as compared to interest income of $5,968 for the six months ended June 30, 2017.

Net Loss. As a result of the above, net loss for the six months ended June 30, 2018 was $25,741,828 as compared to $25,392,150 for the six months ended June 30, 2017.

Liquidity and Capital Resources

During the six months ended June 30, 2018 and 2017, we recorded revenue of $230,773 and $874,874, respectively. We incurred a net loss of $25,741,828 and $25,392,150 for the six months ended June 30, 2018 and 2017, respectively. Net cash used in operating activities was $15,371,126 and $18,956,003 for the six months ended June 30, 2018 and 2017, respectively. The Company is currently meeting its liquidity requirements through an at-the-market (“ATM”) sale of common stock in January 2018, which raised net proceeds of $38,846,815, the sales of shares to a private investor during July 2017, which raised net proceeds of $14,932,547, and payments received under product development projects. As of June 30, 2018, we had cash and cash equivalents of $37,076,181.

We believe our current cash on hand, together with anticipated payments under product development projects entered into with customers, will be sufficient to fund our operations into the third quarter of 2019. However, depending on how soon we are able to achieve meaningful commercial revenues, we may require additional financing to fully implement our business plan, the ultimate goal of which is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service for end users. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Depending upon market conditions, we may choose to pursue additional financing to, among other reasons, accelerate our product development efforts, regulatory activities and business development and support functions with a view to capitalizing on the market opportunity we see for our wire-free charging technology. On April 24, 2015, we filed a shelf registration statement on Form S-3, which became effective on April 30, 2015. Prior to its expiration in April 2018, the shelf registration statement allowed the Company from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000, of which approximately $60,700,000 has already been sold.

During the six months ended June 30, 2018, cash flows used in operating activities were $15,371,126, consisting of a net loss of $25,741,828, less non-cash expenses aggregating $9,567,295 (representing principally stock-based compensation of $8,952,088 and depreciation expense of $574,815), a $436,360 decrease in prepaid expenses and other current assets, a $361,302 increase in accounts payable, a $211,518 increase in accrued expenses, offset by a $205,773 increase in accounts receivable.

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

During the six months ended June 30, 2018 and 2017, cash flows used in investing activities were $548,800 and $417,393, respectively. The cash used in investing activities for the six months ended June 30, 2018 primarily consisted of the purchase of software and laboratory equipment. The cash used for the six months ended June 30, 2017 primarily consisted of the purchase of laboratory equipment and engineering software, offset by $2,800 in proceeds from the sales of property and equipment.

During the six months ended June 30, 2018, cash flows provided by financing activities were $40,200,853, which consisted of $38,846,815 in net proceeds from the sale of shares of our common stock to the public in an ATM offering, $983,224 in proceeds from the exercises of stock options and $370,814 in proceeds from contributions to the ESPP. During the six months ended June 30, 2017, cash flows provided by financing activities were $1,199,119, which consisted of $471,466 in proceeds from contributions to the ESPP and $727,653 in proceeds from the exercise of stock options.

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

Off Balance Sheet Transactions

As of June 30, 2018, we did not have any off-balance sheet transactions.

Material Changes in Specified Contractual Obligations

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our most recent Annual Report on Form 10-K. There were no material changes outside the ordinary course of our business in the specified contractual obligations during the three months ended June 30, 2018.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the six months ended June 30, 2018. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2017 for a discussion of our exposure to market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of June 30, 2018, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of June 30, 2018, we had an accumulated deficit of approximately $200 million. Our ability to generate revenues more reliably and on a larger scale, and to achieve profitability, will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and, if necessary, to secure financing to enable us to do all this. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

Terms of our Development and License Agreement with a tier-one consumer electronics company could inhibit potential licensees from working with us in specific markets.

We have entered into a Development and License Agreement with a tier-one consumer electronics company to embed our WattUp wire-free charging receiver and transmitter technology in various products, including consumer electronics and related accessories. This agreement provides our strategic partner a time-to-market advantage during the development and until one year after the first customer shipment for specified WattUp-enabled consumer products. This may inhibit other potential licensees of our technology from engaging with us on competing consumer products and may cause them to seek solutions offered by other companies, which could have a negative impact on our revenue opportunities and financial results.

We may be unable to demonstrate the feasibility of our technology.

We have developed working prototypes of products using our technology, but additional research and development is required to commercialize our technology for applications that can be successfully integrated into commercial products. Our research and development efforts remain subject to the risks associated with the development of new products that are based on emerging technologies, such as unanticipated technical problems, the inability to identify products utilizing our technology that will be in demand with customers, getting our technology designed in to those products, designing new products for manufacturability, and achieving acceptable price points for final products. Our technology must also satisfy customer expectations and be suitable for them to use in consumer applications. Any delays in developing our technology that arise from factors of this sort would aggravate our exposure to the risk of having inadequate capital to fund the research and development needed to complete development of these products. Technical problems causing delays would cause us to incur additional expenses that would increase our operating losses. If we experience significant delays in developing our technology and products based on it for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail, and you could lose the value of your investment in our company. To our knowledge, the technological concepts we are applying have never previously been successfully applied. If we fail to develop practical and economical commercial products based on our technology, our business may fail and you could lose the value of your investment in our stock.

Domestic and international regulators may deny approval for our technology, and future legislative or regulatory changes may impair our business.

Our charging technology involves power transmission using radio frequency (RF) energy, which is subject to regulation by the Federal Communications Commission in the United States and by comparable regulatory agencies worldwide. It may also be subject to regulation by other agencies. Regulatory concerns include whether human exposure to radio frequency emissions are below specified thresholds. Higher levels of exposure require separate approval.  For example, transmitting more power over a certain distance or transmitting power over a greater distance may require separate regulatory approvals. In addition, we design our technology to operate in a RF band that is also used for Wi-Fi routers and other wireless consumer electronics, and we also design it to operate at different frequencies as demanded for some customer applications. Applications at different frequencies may require separate regulatory approvals.  Efforts to obtain regulatory approval for devices using our technology is costly and time consuming, and there can be no assurance that requisite regulatory approvals will be forthcoming. If approvals are not obtained in a timely and cost-efficient manner, our business and operating results could be materially adversely affected. In addition, legal or regulatory developments could impose additional restrictions or costs on us that could require us to redesign our technology or future products, or that are difficult or impracticable to comply with, all of which would adversely affect our revenues and financial results.

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

To date we have operated primarily in the research and development phase of our business. If we are successful, we will need to expand our business operations, which will impose new demands on our financial, technical, operational and management resources. If we do not upgrade our technical, administrative, operating and financial control systems, or the unexpected expansion difficulties arise, including issues relating to our research and development activities and retention of experienced scientists, managers and engineers, could have a material adverse effect on our business, results of operations and financial condition, and our ability to timely execute our business plan. If we are unable to implement these actions in a timely manner, our results may be adversely affected.

If products incorporating our technology are launched commercially but do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

Market acceptance of a wire-free charging system as a preferred method for charging electronic devices will be crucial to our success. The following factors, among others, may affect the level of market acceptance of products in our industry:

•	the price of products incorporating our technology relative to other products or competing technologies;
•	user perceptions of the convenience, safety, efficiency and benefits of our technology;
•	the effectiveness of sales and marketing efforts of our commercialization partners;
•	the support and rate of acceptance of our technology and solutions with our development partners;
•	press and blog coverage, social media coverage, and other publicity factors that are not within our control; and
•	regulatory developments.

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

Our strategy depends on the development of successful commercial products and effectively licensing our technology into the consumer, enterprise and commercial markets. We will need to understand procurement and buying cycles to be successful in licensing our technology. We anticipate it is possible that demand for our technology may vary in different consumer electronics markets, such as laptops, tablet, mobile phones, gaming systems, toys, wearables and the like. Such consumer markets are often seasonal, with peaks in and around the December holiday season and the August-September back-to-school season. Enterprises and commercial customers may have annual or other budgeting and buying cycles that could affect us, and, particularly if we are designated as a capital improvement project, we may have a long or unpredictable sales cycle.

We may not be able to achieve all the features we seek to include in our technology.

We have developed working prototypes of commercial products that utilize our technology. Additional features and performance specifications we seek to include in our technology have not yet been developed. For example, some customer applications may require specific combinations of cost, footprint, efficiencies and capabilities at various frequencies, charging power levels and distances. We believe our research and development efforts will yield additional functionality and capabilities over time. However, there can be no assurance that we will be successful in achieving all the features we are targeting and our inability to do so may limit the appeal of our technology to consumers.

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

When used in the field, our technology may not perform as expected based on performance under controlled laboratory conditions. For example, in the laboratory a configuration of obstructions of transmission will be arranged in some fashion, but in the field receivers may be obstructed in many different and unpredictable ways over which we have no control. These conditions may significantly diminish the power received at the receiver or the effective range of the transmitter, because the RF energy from the transmitter may be absorbed by obscuring or blocking material, or may need to be reflected off a surface to reach the receiver, making the transmission distance longer than straight-line distances. The failure of products using our technology to meet the demands of users in the field could harm our business.

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

Our industry is subject to intense competition and rapid technological change, which may result in technology that is superior to ours. If we are do not keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our technology and products may become less useful or obsolete and our operating results will suffer.

The consumer electronics industry in general, and the charging segments in particular, are subject to intense and increasing competition and rapidly evolving technologies. Because products incorporating our technology are expected to have long development cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to demonstrate the advantages of our products and technologies over established alternatives, and other emerging methods of power delivery. Traditional wall plug-in recharging remains an inexpensive alternative to our technology. Directly competing technologies such as inductive charging, magnetic resonance charging, conductive charging, ultrasound and other yet unidentified solutions may have greater consumer acceptance than the technology we have developed. Furthermore, some competitors may have greater resources than we have and may be better established in the market than we are. We cannot be certain which other companies may have already decided to or may in the future choose to enter our markets. For example, consumer electronics products companies may invest substantial resources in wireless power or other recharging technologies and may decide to enter our target markets. Successful developments of competitors that result in new approaches for recharging could reduce the attractiveness of our products and technologies or render them obsolete.

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

The market price of the common stock has fluctuated significantly since it was first listed on The Nasdaq Stock Market in 2014. Our common stock has experienced an intra-day trading high of $33.50 per share and a low of $6.91 per share over the last 52 weeks. The price of our common stock is likely to continue to fluctuate significantly in response to many factors that are beyond our control, including:

•	Regulatory announcements, such as the recent Federal Communications Commission approval of our Mid-Field range transmitter and receiver technology;
•	actual or anticipated variations in operating results;
•	the limited number of holders of the common stock;
•	changes in the economic performance and/or market valuations of other technology companies;
•	our announcements of significant strategic partnerships, regulatory developments and other events;
•	announcements by other companies in the wire-free charging space;
•	articles published or rumors circulated by third parties regarding our business, technology or development partners;
•	additions or departures of key personnel; and
•	sales or other transactions involving our capital stock.

We are an “emerging growth company,” and can take advantage of reduced disclosure requirements, excluding applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and, for as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements, including, but not limited to, not being required to provide auditor attestation of our internal controls, reduced disclosure about executive compensation, and exemption from the requirement to hold a nonbinding advisory vote on executive compensation. However, we chose not to delay compliance with new or revised financial accounting standards. We will be an emerging growth company until December 31, 2018. If investors find our common stock less attractive as a result of reduced disclosure of this sort, there may be a less active trading market for our common stock and our stock price may decline.

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

All decisions with respect to the management of our company are made by our board of directors and our officers, who beneficially own approximately 6.5% of our common stock collectively. In addition, our greater than 5% stockholders such as Dialog, Emily and Malcolm Fairbairn, Hood River Capital Management, DvineWave, and BlackRock Inc. beneficially owned approximately 11.7%, 6.8%, 6.4%, 6.1%, and 5.2%, respectively, of our common stock as of August 1, 2018. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Our stock price has fluctuated in the past, most recently following our announcement of FCC approval of our Mid-Field transmitter technology, and it may be volatile in the future. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation, and we may be the target of litigation of this sort in the future. Securities litigation is costly and can divert management attention from other business concerns, which could seriously harm our business and the value of your investment in our company.

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

Item 2.  Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Energous Corporation 2013 Equity Incentive Plan, as amended May 16, 2018 (incorporated by reference to Exhibit 10.1 to Energous’ Current Report on Form 8-K filed on May 22, 2018)

10.2	Energous Corporation 2014 Non-Employee Equity Compensation Plan, as amended May 16, 2018 (incorporated by reference to Exhibit 10.2 to Energous’ Current Report on Form 8-K filed on May 22, 2018)

10.3	Energous Corporation Performance Share Unit Plan, as amended May 16, 2018 (incorporated by reference to Exhibit 10.3 to Energous’ Current Report on Form 8-K filed on May 22, 2018)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

ENERGOUS CORPORATION
(Registrant)

Date: August 9, 2018	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Brian Sereda
		Name:	Brian Sereda
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)