Form 10-Q
period 2018-09-30
Energous Corp
filed 2018-11-09
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

As of November 5, 2018, there were 26,094,600 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energous Corporation

BALANCE SHEETS

	As of
	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,551,870	$12,795,254
Accounts receivable	208,773	–
Prepaid expenses and other current assets	528,626	1,026,310
Prepaid rent, current	76,864	80,784
Total current assets	29,366,133	13,902,348

Property and equipment, net	1,154,996	1,413,917
Prepaid rent, non-current	–	56,668
Other assets	125,060	32,512
Total assets	$30,646,189	$15,405,445
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,819,968	$2,024,690
Accrued expenses	1,918,693	1,622,025
Deferred revenue	14,500	–
Total current liabilities	3,753,161	3,646,715

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued or outstanding	–	–
Common Stock, $0.00001 par value, 50,000,000 shares authorized at September 30, 2018 and December 31, 2017; 26,059,350 and 22,584,588 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	259	225
Additional paid-in capital	239,181,337	185,659,954
Accumulated deficit	(212,288,568)	(173,901,449)
Total stockholders’ equity	26,893,028	11,758,730
Total liabilities and stockholders’ equity	$30,646,189	$15,405,445

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$228,000	$250,000	$458,773	$1,124,874
Operating expenses:
Research and development	8,442,698	8,743,434	24,804,224	25,788,621
Sales and marketing	1,546,227	1,141,852	4,620,760	3,924,617
General and administrative	2,891,036	3,116,337	9,439,279	9,560,651
Total operating expenses	12,879,961	13,001,623	38,864,263	39,273,889
Loss from operations	(12,651,961)	(12,751,623)	(38,405,490)	(38,149,015)
Other income (expense):
Loss on sales of property and equipment, net	–	–	–	(726)
Interest income	6,670	3,375	18,371	9,343
Total	6,670	3,375	18,371	8,617
Net loss	$(12,645,291)	$(12,748,248)	$(38,387,119)	$(38,140,398)
Basic and diluted loss per common share	$(0.49)	$(0.58)	$(1.50)	$(1.81)
Weighted average shares outstanding, basic and diluted	25,742,171	21,958,729	25,519,868	21,034,391

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	22,584,588	$225	$185,659,954	$(173,901,449)	$11,758,730
Stock-based compensation - restricted stock units ("RSUs")	–	–	11,714,962	–	11,714,962
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	474,920	–	474,920
Stock-based compensation - performance share units ("PSUs")	–	–	614,862	–	614,862
Issuance of shares for RSUs	743,647	7	(7)	–	–
Issuance of shares for PSUs	80,098	1	(1)	–	–
Exercise of stock options	380,745	4	1,319,457	–	1,319,461
Cashless exercise of warrants	19,359	–	–	–	–
Proceeds from contributions to the ESPP	29,458	–	550,397	–	550,397
Issuance of shares in an at-the-market ("ATM") offering, net of $1,153,715 in issuance costs	2,221,455	22	38,846,793	–	38,846,815
Net loss	–	–	–	(38,387,119)	(38,387,119)
Balance, September 30, 2018 (unaudited)	26,059,350	$259	$239,181,337	$(212,288,568)	$26,893,028

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(38,387,119)	$(38,140,398)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	820,714	999,396
Stock based compensation	12,804,744	12,472,870
Amortization of prepaid rent from stock issuance to landlord	60,588	60,588
Loss on sales of property and equipment, net	–	726
Changes in operating assets and liabilities:
Accounts receivable	(208,773)	(101,000)
Prepaid expenses and other current assets	497,684	654,654
Other assets	(92,548)	15,995
Accounts payable	(204,722)	(2,537,833)
Accrued expenses	296,668	(209,179)
Deferred revenue	14,500	(102,823)
Net cash used in operating activities	(24,398,264)	(26,887,004)
Cash flows from investing activities:
Purchases of property and equipment	(561,793)	(517,947)
Proceeds from sales of property and equipment	–	2,800
Net cash used in investing activities	(561,793)	(515,147)
Cash flows from financing activities:
Net proceeds from the sales of common stock	38,846,815	–
Net proceeds for issuance of shares to a private investor	–	14,932,547
Proceeds from the exercise of stock options	1,319,461	738,552
Proceeds from contributions to employee stock purchase plan	550,397	696,274
Net cash provided by financing activities	40,716,673	16,367,373
Net increase (decrease) in cash and cash equivalents	15,756,616	(11,034,778)
Cash and cash equivalents - beginning	12,795,254	31,258,637
Cash and cash equivalents - ending	$28,551,870	$20,223,859
Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$7	$6
Common stock issued for PSUs	$1	$–

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

Note 2 – Liquidity and Management Plans

During the three and nine months ended September 30, 2018, the Company recorded revenue of $228,000 and $458,773, respectively, and during the three and nine months ended September 30, 2017, the Company recorded revenue of $250,000 and $1,124,874, respectively. During the three and nine months ended September 30, 2018, the Company recorded a net loss of $12,645,291 and $38,387,119, respectively. During the three and nine months ended September 30, 2017, the Company recorded a net loss of $12,748,248 and $38,140,398, respectively. Net cash used in operating activities was $24,398,264 and $26,887,004 for the nine months ended September 30, 2018 and 2017, respectively. The Company is currently meeting its liquidity requirements through an at-the-market (“ATM”) sale of common stock in January 2018, which raised net proceeds of $38,846,815, the sales of shares to a private investor during July 2017, which raised net proceeds of $14,932,547, and payments received under product development projects.

As of September 30, 2018, the Company had cash on hand of $28,551,870. The Company expects that cash on hand as of September 30, 2018, together with anticipated revenues, will be sufficient to fund the Company’s operations into the fourth quarter of 2019.

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

The market for products using the Company’s technology is broad, but is nascent and unproven, so the Company’s success is sensitive to many factors, including technological feasibility, regulatory approval, customer acceptance, competition and global market fluctuations.

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

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $8,442,698 and $8,743,434 for the three months ended September 30, 2018 and 2017, respectively, and the Company incurred research and development cost of $24,804,224 and $25,788,621 for the nine months ended September 30, 2018 and 2017, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2018, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended September 30, 2018 and 2017.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”), performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 6,840,737 and 7,862,420 for the three months ended September 30, 2018 and 2017, respectively, and 6,840,737 and 7,862,420 for the nine months ended September 30, 2018 and 2017, respectively, because their inclusion would be anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Financing Warrant to purchase common stock	-	13,889	-	13,889
IPO Warrants to purchase common stock	-	11,600	-	11,600
Warrant issued to private investors	3,035,688	3,035,688	3,035,688	3,035,688
Options to purchase common stock	656,494	1,149,589	656,494	1,149,589
RSUs	2,276,996	2,498,037	2,276,996	2,498,037
PSUs	871,559	1,153,617	871,559	1,153,617
Total potentially dilutive securities	6,840,737	7,862,420	6,840,737	7,862,420

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting.” ASU 2018-07 aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, “Equity – Equity-based Payments to Nonemployees.” It is effective for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2018, through the date which the financial statements are issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

The future minimum lease payments for leased locations are as follows:

For the Years Ended December 31,	Amount
2018 (Three Months)	$163,303
2019	457,585
Total	$620,888

Hosted Design Solution Agreement

In June 2015, the Company entered into a three-year agreement to license electronic design automation software in a hosted environment. Pursuant to the agreement, under which services began in July 2015, the Company is required to remit quarterly payments in the amount of approximately $101,000 with the last payment due in March 2018. In December 2015, the agreement was amended to redefine the hardware and software configuration and the quarterly payments increased to approximately $198,000. In July 2018, the Company renewed the three-year agreement, and

Note 4 – Commitments and Contingencies, continued

the Company is required to remit quarterly payments in the amount of approximately $218,000, with the last payment due in March 2021.

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

The Alliance Agreement has an initial term of seven years and will automatically renew annually thereafter unless terminated by either party upon 180 days’ prior written notice. The Company may terminate the Alliance Agreement at any time after the third anniversary of the Agreement upon 180 days’ prior written notice to Dialog, or if Dialog breaches certain exclusivity obligations. Dialog may terminate the Alliance Agreement if sales of Licensed Products do not meet specified targets. The Company Exclusivity Requirement will terminate upon the earlier of January 1, 2021 or the

Note 4 – Commitments and Contingencies, continued

occurrence of certain events relating to the Company’s pre-existing exclusivity obligations. The Dialog Exclusivity Requirement will terminate if no Licensed Products have received the necessary Federal Communications Commission approvals within specified timeframes.

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

On August 9, 2018, the Company filed a shelf registration statement on Form S-3, which became effective on August 17, 2018. This shelf registration statement will allow the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000.

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

As of September 30, 2018, 2,079,035 shares of common stock remain available to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

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

As of September 30, 2018, 366,829 shares of common stock remain available to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

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

Note 6 – Stock Based Compensation, continued

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2014 Non-employee Compensation Plan to increase the number of shares reserved for issuance thereunder by 1,400,000 shares, bringing the total number of approved shares to 2,710,104 under the 2015 Performance Share Unit Plan.

As of September 30, 2018, 1,431,951 shares of common stock remain available to be issued through equity-based instruments under the Performance Share Unit Plan.

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

As of September 30, 2018, 311,000 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

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

As of September 30, 2018, 376,463 shares of common stock remain available to be issued under the ESPP. As of September 30, 2018, employees have contributed $179,583 through payroll withholdings to the ESPP for the current eligibility period. Shares will be deemed delivered on December 31, 2018 for the current eligibility period.

Stock Option Activity

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2018	1,037,239	$4.80	6.4	$15,198,044
Granted	–	–	–	–
Exercised	(380,745)	3.47	–	–
Forfeited	–	–	–	–
Outstanding at September 30, 2018	656,494	$5.57	4.9	$2,986,926
Exercisable at January 1, 2018	1,037,239	$4.80	6.4	$15,198,044
Vested	–	–	–	–
Exercised	(380,745)	3.47	–	–
Forfeited	–	–	–	–
Exercisable at September 30, 2018	656,494	$5.57	4.9	$2,986,926

As of September 30, 2018, the unamortized value of options was $0.

Restricted Stock Units (“RSUs”)

During the nine months ended September 30, 2018, the Compensation Committee of the Board (“Compensation Committee”) granted various directors and consultants RSUs under which the holders have the right to receive an aggregate 175,826 shares of common stock. These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards granted vest over terms from one to four years.

Note 6 – Stock Based Compensation, continued

During the nine months ended September 30, 2018, the Compensation Committee granted various employees RSU awards under the 2013 Equity Incentive Plan under which the holders have the right to receive an aggregate 459,550 shares of common stock. The majority of these awards granted vest over terms ranging from one to four years.

During the nine months ended September 30, 2018, the Compensation Committee granted employees RSU awards under the 2017 Equity Inducement Plan under which the holders have the right to receive 289,000 shares of common stock. The awards vest over four years beginning on the anniversary of the grant date.

The Company accounts for RSUs granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees”. In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of common stock.

As of September 30, 2018, the unamortized value of the RSUs was $27,341,086. The unamortized amount will be expensed over a weighted average period of 2.5 years. A summary of the activity related to RSUs for the nine months ended September 30, 2018 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	2,274,325	$13.75
RSUs granted	924,376	$19.54
RSUs forfeited	(178,058)	$14.10
RSUs vested	(743,647)	$13.80
Outstanding at September 30, 2018	2,276,996	$16.02

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The goals are related to the Company’s market capitalization or market share price of the common stock.

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

The Company determined that the PSUs were equity awards with both market and service conditions. The Company utilized a Monte Carlo simulation to determine the fair value of the market condition, as described below. Grantees of PSUs are required to be employed through December 31, 2018 in order to earn the entire award, if and when vested. No PSUs were granted during the nine months ended September 30, 2018.

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

Note 6 – Stock Based Compensation, continued

Amortization for all PSU awards was $207,206 and $399,867 for the three months ended September 30, 2018 and 2017, respectively, and $614,862 and $1,601,160 for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, the unamortized value of all PSUs was approximately $204,954. The unamortized amount will be expensed over a weighted average period of 0.3 years. A summary of the activity related to PSUs for the nine months ended September 30, 2018 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	951,657	$2.65
PSUs granted	–	-
PSUs forfeited	–	-
PSUs vested	(80,098)	2.65
Outstanding at September 30, 2018	871,559	2.65

Deferred Stock Units (“DSUs”)

On January 4, 2016, the Compensation Committee granted to John Gaulding, Director and Chairman of the Board, DSUs under the 2014 Non-Employee Equity Compensation Plan for which Mr. Gaulding has the right to receive 14,953 shares of the Company’s common stock. These shares were issued to Mr. Gaulding in lieu of $125,000 of his anticipated compensation for his services on the Board, including $75,000 worth of DSUs and $50,000 of his regular board stipends. The award granted vests fully on the first anniversary of the grant date. There was no amortization for both the three months ended September 30, 2018 and 2017. Amortization was $0 and $1,362 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the DSUs were fully amortized and are no longer outstanding.

Employee Stock Purchase Plan (“ESPP”)

The recently completed offering period for the ESPP was January 1, 2018 through June 30, 2018. During the year ended December 31, 2017, there were two offering periods for the ESPP. The first offering period started on January 1, 2017 and concluded on June 30, 2017. The second offering period started on July 1, 2017 and concluded on December 31, 2017.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $9.72 and $5.88 for the nine months ended September 30, 2018 and 2017, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $67,174 and $474,920 for the three and nine months ended September 30, 2018, respectively and $79,046 and $266,398 for the three and nine months ended September 30, 2017, respectively.

Note 6 – Stock Based Compensation, continued

The Company estimated the fair value of options granted during the nine months ended September 30, 2018 and 2017 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Stock price	$14.48 - $22.34	$16.08 - $17.59
Dividend yield	0%	0%
Expected volatility	72% - 177%	56% - 66%
Risk-free interest rate	1.61% - 2.14%	0.62% - 1.11%
Expected life	6 months	6 months

Note 6 – Stock Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$-	$246,617	$-	$738,599
RSUs	3,578,276	3,843,186	11,714,962	9,865,351
PSUs	207,206	399,867	614,862	1,601,160
ESPP	67,174	79,046	474,920	266,398
DSU	-	-	-	1,362
Total	$3,852,656	$4,568,716	$12,804,744	$12,472,870

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$2,051,986	$2,558,472	$7,594,209	$6,643,094
Sales and marketing	352,941	281,518	1,022,832	782,366
General and administrative	1,447,729	1,728,726	4,187,703	5,047,410
Total	$3,852,656	$4,568,716	$12,804,744	$12,472,870

Note 7 – Related Party Transactions

In November 2016, the Company and Dialog entered into an alliance agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares (See Note 5 – Stockholders’ Equity, Private Placements). Dialog presently owns approximately 6.8% of the Company’s outstanding common shares and could potentially own 11.7% of the Company’s outstanding common shares if it exercised all of its warrants for common shares. For the nine months ended September 30, 2018, the Company paid $43,700 to Dialog for chip development costs incurred, which is recorded under research and development expense. Pursuant to the Strategic Alliance Agreement in Note 4 – Commitments and Contingencies, we recorded $5,773 in revenue for the nine months ended September 30, 2018.

Note 8 – Customer Concentration

One customer accounted for approximately 99% and 100% of the Company’s revenue for the three months ended September 30, 2018 and 2017, respectively. The same customer accounted for approximately 98% and 100% of the Company’s revenue for the nine months ended September 30, 2018 and 2017. The same customer accounted for 96% of the accounts receivable balance as of September 30, 2018. As of December 31, 2017, the Company did not have an accounts receivable balance.

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

Results of Operations

Three Months Ended September 30, 2018 and 2017

Revenues.  During the three months ended September 30, 2018 and 2017, we recorded revenue of $228,000 and $250,000, respectively. The decrease was due to the fact that the milestones completed during the three months ended September 30, 2018 generated less revenue than the milestones completed during the three months ended September 30, 2017.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Loss from operations for the three months ended September 30, 2018 and 2017 were $12,651,961 and $12,751,623, respectively.

Research and Development Costs.  Research and development costs, which include costs for developing our technology, were $8,442,698 and $8,743,434, respectively, for the three months ended September 30, 2018 and 2017. The decrease in research and development costs of $300,736 is primarily due to a $909,604 decrease in total compensation costs, including a $506,486 decrease in stock-based compensation and a $291,448 decrease in payroll compensation, which is due a lower headcount within the department, a $315,536 decrease in legal patent costs, partially offset by an $841,726 increase in chip design and packaging costs and a $120,791 increase in regulatory testing.

Sales and Marketing Costs.  Sales and marketing costs for the three months ended September 30, 2018 and 2017 were $1,546,227 and $1,141,852, respectively. The increase in sales and marketing costs of $404,375 is primarily due to a $197,652 increase in total compensation costs, including a $71,423 increase in stock-based compensation, from higher headcount and new equity award grants issued within the department, a $118,928 increase in engineering supplies utilized by the sales and marketing team and an $80,499 increase in promotional, design and website costs.

General and Administrative Expenses.  General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the three months ended September 30, 2018 and 2017 were $2,891,036 and $3,116,337, respectively. The decrease in general administrative costs of $225,301 is primarily due to a $280,997 decrease in stock-based compensation and a $60,750 decrease in legal and accounting expense, partially offset by a $96,255 increase in regular compensation costs.

Interest Income. Interest income for the three months ended September 30, 2018 was $6,670 as compared to interest income of $3,375 for the three months ended September 30, 2017.

Net Loss. As a result of the above, net loss for the three months ended September 30, 2018 was $12,645,291 as compared to $12,748,248 for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 and 2017

Revenues.  During the nine months ended September 30, 2018 and 2017, we recorded revenue of $458,773 and $1,124,874, respectively. The decrease was due to the combination of the number of milestones achieved and the dollar value associated with each milestone.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Loss from operations for the nine months ended September 30, 2018 and 2017 were $38,405,490 and $38,149,015, respectively.

Research and Development Costs.  Research and development costs, which include costs for developing our technology, were $24,804,224 and $25,788,621, respectively, for the nine months ended September 30, 2018 and 2017. The decrease in research and development costs of $984,397 is primarily due to a $1,072,053 decrease in chip design, manufacturing, component and engineering supply costs, a $1,032,414 decrease in payroll compensation from a lower headcount within the department, a $421,327 decrease in legal patent costs, partially offset by a $951,115 increase in stock-based compensation as a result of adding new grants issued during the previous 12 months, a $385,709 increase in related regulatory costs and a $174,101 increase in engineering software costs.

Sales and Marketing Costs.  Sales and marketing costs for the nine months ended September 30, 2018 and 2017 were $4,620,760 and $3,924,617, respectively. The increase in sales and marketing costs of $696,143 is primarily due to an increase of $647,729 in total compensation costs, including a $240,466 increase in stock-based compensation, a $116,641 increase in travel cost, a $99,616 increase in promotional, design and website costs, a $64,556 increase in consulting fees, a $60,000 increase in recruiting cost, partially offset by a $321,179 decrease in tradeshow expense.

General and Administrative Expenses.  General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the nine months ended September 30, 2018 and 2017 were $9,439,279 and $9,560,651, respectively. The decrease in general administrative costs of $121,372 is primarily due to an $859,707 decrease in stock-based compensation and an $89,401 decrease in depreciation expense, partially offset by a $308,399 increase in consulting, recruiting, board member, investor relations and other third party service fees, a $280,931 increase in legal, accounting and annual meeting fees, a $202,476 increase in payroll compensation and a $34,791 increase in insurance costs.

Interest Income. Interest income for the nine months ended September 30, 2018 was $18,371 as compared to interest income of $9,343 for the nine months ended September 30, 2017.

Net Loss. As a result of the above, net loss for the nine months ended September 30, 2018 was $38,387,119 as compared to $38,140,398 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

During the nine months ended September 30, 2018 and 2017, we recorded revenue of $458,773 and $1,124,874, respectively. We incurred a net loss of $38,387,119 and $38,140,398 for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in operating activities was $24,398,264 and $26,887,004 for the nine months ended September 30, 2018 and 2017, respectively. The Company is currently meeting its liquidity requirements through an at-the-market (“ATM”) sale of common stock in January 2018, which raised net proceeds of $38,846,815, the sales of shares to a private investor during July 2017, which raised net proceeds of $14,932,547, and payments received under product development projects. As of September 30, 2018, we had cash and cash equivalents of $28,551,870.

We believe our current cash on hand, together with anticipated payments under product development projects entered into with customers, will be sufficient to fund our operations into the fourth quarter of 2019. However, depending on how soon we are able to achieve meaningful revenues, we may require additional financing to fully implement our business plan, the ultimate goal of which is to license our technology to device manufacturers, wireless service providers and other commercial partners to make wire-free charging an affordable, ubiquitous and convenient service for end users. Potential financing sources could include follow-on equity offerings, debt financing, co-development agreements or other alternatives. Depending upon market conditions, we may choose to pursue additional financing to, among other reasons, accelerate our product development efforts, regulatory activities and business development and support functions with a view to capitalizing on the market opportunity we see for our wire-free charging technology. On August 9, 2018, we filed a shelf registration statement on Form S-3, which became effective on August 17, 2018. This shelf registration statement will allow us to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000.

During the nine months ended September 30, 2018, cash flows used in operating activities were $24,398,264, consisting of a net loss of $38,387,119, less non-cash expenses aggregating $13,686,046 (representing principally stock-based compensation of $12,804,744 and depreciation expense of $820,714), a $497,684 decrease in prepaid expenses and other current assets, a $296,668 increase in accrued expenses, partially offset by a $204,722 decrease in accounts payable and a $208,773 increase in accounts receivable.

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

During the nine months ended September 30, 2018 and 2017, cash flows used in investing activities were $561,793 and $515,147, respectively. The cash used in investing activities for the nine months ended September 30, 2018 primarily consisted of the purchase of software and laboratory equipment. The cash used for the nine months ended September 30, 2017 primarily consisted of the purchase of laboratory equipment and engineering software, offset by $2,800 in proceeds from the sales of property and equipment.

During the nine months ended September 30, 2018, cash flows provided by financing activities were $40,716,673, which consisted of $38,846,815 in net proceeds from the sale of shares of our common stock to the public in an ATM offering, $1,319,461 in proceeds from the exercises of stock options and $550,397 in proceeds from contributions to the ESPP. During the nine months ended September 30, 2017, cash flows provided by financing activities were $16,367,373, which consisted of $14,932,547 in net proceeds from the sale of shares to Dialog, $738,552 in proceeds from the exercises of stock options and $696,274 in proceeds from contributions to the ESPP.

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

Off Balance Sheet Transactions

As of September 30, 2018, we did not have any off-balance sheet transactions.

Material Changes in Specified Contractual Obligations

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our most recent Annual Report on Form 10-K. There were no material changes outside the ordinary course of our business in the specified contractual obligations during the nine months ended September 30, 2018.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended September 30, 2018. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2017 for a discussion of our exposure to market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of September 30, 2018, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of September 30, 2018, we had an accumulated deficit of approximately $212 million. Our ability to generate revenues more reliably and on a larger scale, and to achieve profitability, will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and, if necessary, to secure financing to enable us to do all this. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

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

The majority of our revenues are associated with a single customer.

One customer currently accounts for the majority of our revenues, and our current business strategy focuses on developing our technology to meet the specific requirements of this customer.  While our technology development efforts are in process, there is no assurance that they will be successful or that any revenues we may receive from this or other customers will offset the expenses associated with our development efforts.  There is also no assurance that our efforts to develop our technology for this customer will result in revenues from other customers.

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

All decisions with respect to the management of our company are made by our board of directors and our officers, who beneficially own approximately 6.7% of our common stock collectively. In addition, our greater than 5% stockholders such as Dialog Semiconductor plc, Emily and Malcolm Fairbairn, Hood River Capital Management, DvineWave Holdings LLC, and BlackRock Inc. beneficially owned approximately 11.7%, 6.8%, 6.4%, 6.1%, and 5.2%, respectively, of our common stock as of October 31, 2018. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Item 2.  Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On November 7, 2018, the Board of Directors of Energous amended Section 2 and Section 8 of the Energous Corporation Performance Share Unit Plan, effective immediately. The amendment expanded the performance metrics under which Performance Share Units will be eligible to become earned during any applicable performance period.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment to the Energous Corporation Performance Share Unit Plan (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

ENERGOUS CORPORATION
(Registrant)

Date: November 9, 2018	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Brian Sereda
		Name:	Brian Sereda
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)