Form 10-K
period 2018-12-31
Energous Corp
filed 2019-02-28
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $364,922,818. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of February 22, 2019, there were 26,683,458 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2018. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ENERGOUS CORPORATION

PART I

As used in this Annual Report on Form 10-K, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed business strategy; market opportunities; regulatory approval; expectations for current and potential business relationships; expectations for revenues, cash flows and financial performance; and anticipated results of research and development efforts. These forward-looking statements are based on our current information and beliefs. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unpredictable and many of which are outside of our control. Actual results may differ materially from what is anticipated, so you should not rely on these forward-looking statements. Important factors that could cause actual outcomes to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to develop a commercially feasible technology; receipt of necessary regulatory approval; our ability to find and maintain development partners, market acceptance of our technology; competition in our industry; protection of our intellectual property; and other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Report and our subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Item 1. Business

Overview

We have developed our WattUp® wireless power technology, consisting of proprietary semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities, including contact-based wireless charging and wireless charging at various distances, and in some use cases mobility charging. In November 2016 we entered into a Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), an industry leader in Bluetooth low energy semiconductors and power management semiconductors. In conjunction with the Strategic Alliance Agreement, Dialog manufactures and is the exclusive distributor of integrated circuit (“IC”) products of our design and provides sales and logistic support on a global basis. We believe our proprietary WattUp technology can be utilized in consumer electronics such as wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, smartwatches, fitness bands, keyboards, mice, remote controls, rechargeable lights, batteries, medical devices, and other devices with charging requirements that would otherwise require battery replacement or an external power connection.

We believe our technology is innovative in its approach, in that we are developing solutions that charge electronic devices by surrounding them with a focused RF energy pocket. We are engineering solutions that we expect to enable the wire-free transmission of energy, initially for contact-based charging applications, and potentially for non-contact charging at distances up to approximately three feet, and even low-power charging at up to 15 feet. For non-contact applications, our transmitter technology is able to mesh into a wire-free charging network that will allow users to charge their devices as they move about some space. To date, we have developed multiple transmitter prototypes and multiple receiver prototypes.  The transmitters vary in terms of their form factor, power specification, and frequency. The receivers can be used in a variety of applications, such as smartphone battery cases, toys, fitness trackers, Bluetooth headsets, tracking devices, and stand-alone receivers. We are engaged in pre-

production and initial production activity with several consumer electronic, medical device and industrial companies to introduce our contact-based near field transmitters and receivers in products going to market in 2019. We are also in discussion with potential customers in the consumer and industrial spaces that are considering our solutions for low power distance charging for products that could enter the market in 2019.

When the company was founded in 2012, we recognized the need to design and build an enterprise-class network management and control software (“NMS”) system that would be integral to the architecture and development of our wire-free charging technology. Our NMS system is robust enough to scale up to control thousands of devices across an enterprise, or scaled down to meet the needs of a home or IoT environment.

In December 2017, we announced Federal Communications Commission (“FCC”) certification of our first-generation WattUp Mid Field transmitter, which simultaneously powers multiple devices at a distance of up to three feet. This transmitter underwent rigorous, multi-month testing to verify that it met consumer safety and regulatory requirements. We believe this was the first certification of a Part 18 FCC-approved non-contact wireless charging transmitter, and that it establishes engineering design precedents that can streamline future regulatory approvals for our technology and for our customers’ end-products that employ our technology.

Our technology solution consists principally of transmitter controller ICs, power amplifier ICs and receiver ICs, as well as novel antenna designs and proprietary software algorithms. We submitted our first IC design for wafer fabrication in 2013 and have developed many generations of transmitter and receiver ICs, antenna designs, and software algorithms.  We believe that these components optimize our technology by reducing size and cost, while increasing performance to enable our technology to be integrated into a broad spectrum of devices. We have developed a “building block” approach that allows us to scale our product implementations by combining multiple transmitter building blocks or multiple receiver building blocks to meet the the power, distance, size and cost requirements of customer applications requirements. Our technology is readily scalable because the same ICs that are used for contact based charging can be used for distance based charging solutions. We have developed two classes of chip solutions, a CMOS-based technology focused on low cost, small footprint and low power (less than 5 watts) and a GaAs/GAn-based technology capable of delivering higher power with greater efficiency. We intend to continue to invest in research and development with high power capabilities of 20 watts and beyond at high levels of efficiency. We intend to invest improving product performance, efficiency, cost-performance and miniaturization as required to reach multiple markets and expand the power-at-a-distrance ecosystem, while maintaining a technology lead on potential competitors.

In 2015, we entered into a Development and License Agreement with one of the top consumer electronics companies in the world based on total worldwide revenues. The agreement is milestone-based and while there are no guarantees that our WattUp technology will ever be integrated into this company’s products, the relationship has helped to drive our innovation and provided financial benefits in the form of engineering services revenues. The relationship has also been beneficial to Energous because the consumer electronics company has provided insight and direction that accelerated our technology development and our regulatory initiatives. We expect this relationship to continue, and possibly to result in additional engineering services revenue.  If our technology is ultimately incorporated into products sold by this consumer electonrics company, significant revenues is possible based on our WattUp® technology integrated into those products.

In February 2016, we began delivering evaluation kits to potential licensees of our technology, to allow their respective engineering and product management departments to test and evaluate the technology. Our customers’ product development, technology integration and product introduction cycles occur over multiple quarters and generally more than a year elapses before first evaluation and final shipment of the customer’s product. We expect this commercialization cycle to shorten over time as the technology matures.

With the exception of our 2015 Development and Licensing Agreement with a top-tier consumer electronics company, we maintain exclusive rights to all intellectual property in our technology.  Our intellectual property strategy includes pursuing patent protection for new innovations. As of February 19, 2019, we had more than 125 pending patent and provisional patent applications. As of that date, the U.S. Patent and Trademark Office and international patent offices had issued 176 patents and had notified us of the allowance of 26 additional patents. In addition to the inventions covered by these patents and patent applications, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and pursue those that we believe are most protective for our business and expand the core value of the Company.

Our seasoned management team has both private and public company experience, as well as relevant industry experience. In addition, we have identified and hired key engineering resources in the areas of IC development, antenna development, hardware, software and firmware engineering as well as integration and testing, which will allow us to continue to expand our technology and intellectual property and to meet our licensees’ support requirements.

Our common stock is quoted on The Nasdaq Stock Market under the symbol “WATT”. As of February 14, 2019, we had 69 full-time employees, 60 of whom were engineers. We were incorporated in Delaware in 2012. Our corporate headquarters is located at 3590 North First Street, Suite 210, San Jose, CA 95134. Our website can be accessed at www.energous.com. The information contained on, or that may be obtained from our website, is not, and shall not be deemed to be, part of this Annual Report on Form 10-K.

Our Technology

The wire-free charging technology we are developing employs transmitter technology that creates a targeted RF energy pocket around a fixed or mobile receiving device.

Figure 1 below shows a basic conceptual design of a mid field wireless charging solution based on our technology. Today this technology is able to send RF energy from the transmitter to single receiving device, or to multiple receiving devices.

Figure 1: Concept of a Mid Field Wire-Free Charging Solution

First, our proprietary transmitter technology locates the target receivers using standard Bluetooth® communications and our proprietary technology. Our software controls then cause the transmitter to generate a controlled and focused RF-waveform that creates a RF energy pocket around the receivers. Receivers equipped with our antennas and ICs, and controlled by our software, are able to harvest power from the focused RF energy pocket. We believe that these receivers will be incorporated into future devices such as smartphones, wearables, fitness trackers, keyboards and mice, cameras, tablets, toys, IoT devices, sensors, remote controls, medical devices and other small electronics that contain embedded batteries. The transmitter uses proprietary software algorithms to dynamically direct, focus and control our RF waveform as it transmits energy to a moving object, such as a user holding a mobile device while walking around a room. Our small form factor antennas use the existing device’s printed circuit board, eliminating the need for larger, more expensive coils. This enables broader adoption of wireless charging in a larger range of battery-powered devices, such as smartphones, tablets, IoT devices, small form factor wearables, gaming and Virtual Reality (VR)/Augmented Reality (AR) devices.

Our initial demonstration system was capable of transmitting energy to multiple devices within a radius of 15 feet. Our current generation ICs has significantly reduced the size and cost of both transmitters and our receivers, and products under development are designed to further reduce size and cost.  In addition, our ICs are designed for lower-power and higher-power applications, efficiency and faster synchronization, while working within the constraints of multiple international regulatory environments.

In 2016, we introduced our WattUp Near Field Transmitter Technology and a small form factor receiver, which were developed as a result of our efforts to reduce cost and size. This contact-based charging solution, for which we have received FCC approval, allowed for low power charging at up to five millimeters. In 2017, we announced a higher-power version of our WattUp Near Field Transmitter technology, with the ability to charge on contact at levels of up to 10 watts. In February 2019, we announced that our latest WattUp Near Field High Power transmitter technology supports up to 20 watts of charging power. Due to its low cost and small size, the miniature transmitter can be bundled in-box with WattUp-enabled receiver devices, replacing alternative charging solutions like power adapters and charging cables. We expect accelerating adoption of our low cost, portable charging solution for receiver devices to accelerate.

Our Competition

Competing methods for charging battery-powered devices include wall plug-in charging, inductive charging, magnetic resonance charging, charging stations and more. To our knowledge, almost all consumer electronics equipped with a rechargeable battery come bundled with a charging method, such as a power cord. Studies indicate that consumers prefer wire-free, or untethered, charging solutions such as our WattUp technology. We believe the advantages of our WattUp technology include size, cost, mobility, foreign object detection and portability. Further, our technology allows us to target, track and charge a device as it moves, and it enables devices to be designed without removable batteries or the need to plug in to charge. Over time, charging at greater distances could become a further competitive advantage.

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

RF Harvesting. Harvesting RF energy is at the core of our WattUp technology. RF harvesting typically utilizes directional antennas to target and deliver energy. To our knowledge, there are two other companies attempting to utilize a directional pocket of energy similar to our WattUp technology.

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

Our Business Strategy

Pursuant to our Strategic Alliance Agreement, Dialog manufactures and distributes IC products incorporating our wire-free charging technology. Dialog is the exclusive supplier of these products, which we believe may be useful in several vertical markets with large volumes of potential annual sales. Our strategy is to support the development and proliferation of our WattUp® technology to form a ubiquitous wire-free charging ecosystem.

We believe that a large market opportunity lies in wire-free low-power charging at a distance, which might develop as the Wi-Fi ecosystem developed. The goal is to ensure interoperability between transmitters and receivers that are based on our technology, regardless of who made them, installed them into finished goods, or marketed them. The implementation of previous ubiquitous solutions, such as Wi-Fi and Bluetooth, illustrates our goal. For example, Wi-Fi routers, regardless of their designer or manufacturer, work with Wi-Fi receivers installed in consumer electronics, regardless of manufacturer. Accordingly, in partnership with Dialog, we endeavor to:

•	Build multiple ICs to advance the technology;
•	Partner with leading product companies;
•	Develop reference designs to reduce early adopter risks and foster adoption;
•	Provide game-changing benefits to the consumer in terms of utility and convenience;
•	Design initial iterations of the technology to be small but scalable implementations that are compatible on both a local and enterprise scale;
•	Invest in ease of use;
•	Develop a strategy to build out the ecosystem starting with the consumer and expanding to enterprise, industrial and military;
•	Implement a plan to initially sell ICs migrating to a combination of selling ICs and integrating our device libraries into third-party silicon such as Bluetooth Low Energy and Power Management Chips;
•	Develop and execute on a strategy to gain global regulatory approval for both contact-based charging and distance charging; and
•

Support the AirFuel™ Alliance (AFA) that is expected to lead to a qualification process to ensure compatibility of our WattUp technology across vendors and develop a common user experience at the application level.

In order for our technology to become an ubiquitous solution for charging at a distance, we intend to pursue an ecosystem strategy for our technology, engaging not only potential licensees for our transmitter and receiver technologies, but also their upstream and downstream value chain partners. We intend to capitalize on our first-to-market advantage and prioritize protection of our intellectual property portfolio, as we believe this strategy will make it less likely that a competing platform will be able to gain a solid foothold in the RF-based wireless charging market and compete with our technology in a meaningful way.

We believe our strategic relationship with Dialog will enable us to reap the benefits of our technology faster and with greater penetration than by manufacturing and distributing products ourselves. We believe this relationship allows us to resolve supply chain problems for consumer electronics and IoT companies as well as leverage Dialog’s sales force while we concentrate our efforts and resources on engineering, development and commercialization projects to accelerate the introduction and adoption of WattUp solutions.

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

To validate our technology, we originally sought out customers that were smaller, more nimble early adopters with relatively short product cycles and the ability to ship fully integrated WattUp enabled devices to the consumer as quickly as possible. At the same time, we began to engage with larger, top tier customers with the ability to ship WattUp enabled consumer and IoT devices in mass quantities. We are also engaged with companies that have much longer product cycles, such as medical and mobile device companies. As our partnership with Dialog enters its third year, the majority of new customer introductions are made through Dialog and comprise companies diverse in size and end markets.

Since we are developing a new electronics charging paradigm for consumers, we expect many operational details of our strategy to continue to evolve as our technology matures, engineering breakthroughs occur and our engagements with our strategic partner Dialog and our top tier customers advance and mature.

Our Target Markets

We categorize our target markets as transmitter markets and receiver markets.

Transmitter Target Markets

Transmitters are devices that broadcast RF energy pockets that can be accessed by WattUp-enabled receivers in consumer electronics. We believe our transmitter technology will be developed and released in three basic categories:

•	Stand-alone transmitters that are either sold independently or bundled as part of a pairing with WattUp-enabled receiver devices;
•	Transmitters that are integrated into third party devices such as smartspeakers, televisions, computer monitors, sound bars, refrigerator doors; and
•	Transmitters that are integrated into Wi-Fi routers to form a single device that provides both connectivity and wire-free power for a particular area.

We plan to release stand-alone and integrated transmitter technology in three categories:

WattUp Near Field Transmitters:

Because of its advantages over other forms of contact-based wireless charging, including ease of manufacturing and relative ease of regulatory approval, we expect transmitters using our WattUp Near Field technology to be the first WattUp enabled transmitter products on the market. These contact-based charging solutions are ideally suited for many electronic devices, such as wearables, IoT devices and other small electronics that require a small form factor receiver and a low-cost charging solution. They are also suitable for larger, more power-hungry devices such as smartphones, smart watches and tablets. Initially these transmitters will be one-to-one (one transmitter to one receiver), with future versions being single transmitters for multiple receivers.

WattUp Mid Field Transmitters:

We expect that transmitters using our WattUp Mid Field technology will be geared to desktop and automotive markets and for charging at a range of a few centimeters to one meter. We also intend for the Mid Field transmitters to have tracking ability to support mobile applications and multiple receiving devices. WattUp Mid Field transmitters may include small desktop and nightstand transmitters designed to power consumer electronics and IoT devices. The same technology may also be integrated into third party devices such as computer monitors, nightstand consumer electronics, accessories such as low voltage portable battery chargers and integrated automotive applications.

WattUp Far Field Transmitters:

Transmitters based on WattUp Far Field technology are expected to provide low power charging for multiple devices within a radius of up to 15 feet. We expect that Far Field WattUp transmitters will have the ability to “pair” with other Far Field WattUp transmitters, creaging a mesh of charging that could be used for different rooms or large spaces while seamlessly providing charging to mobile devices that move through the space. Far Field WattUp transmitters may play a significant role in the charging low power IoT devices in fixed locations – such as security cameras and sensors.

Transmitters Integrated into Third Party Devices:

The “building block” core architecture developed for the WattUp technology is suited to a broad spectrum of third party devices like smartspeakers, televisions and refrigerator doors. The flexibility of the architecture in terms of size, power, distance, and cost affords Energous licensees the opportunity to match our technology with specific requirements and limitations typically found with complex integrations. For example, the WattUp transmit technology could be integrated into the door of a small refrigerator typically found in college dorm rooms, to provide charging capabilities to mobile devices anywhere in the room.

Wi-Fi Routers

We see the combination of the wire-free power router and the Wi-Fi router as a natural integration point and a synergistic application of both technologies. AWattUp transmitter shares a number of technical characteristics with Wi-Fi routers in that both devices operate in the airwaves in the unlicensed industrial, scientific and medical bands, both devices owe their success to the utility and convenience they bring to the consumer, both devices rely on antennas, and both devices “pair” or provide hand off capabilities which allow for mesh networks to provision large sites. We believe that our technology is applicable to both the commercial and residential Wi-Fi router markets.

As part of our go-to-market strategy under the Strategic Alliance Agreement, we are currently working with Dialog to identify potential customers to offer consumer and commercial applications of our transmitter technology.

Receiver Target Markets

We believe there are many potential uses for our receiver technology, including:

•	Wearables
•	Hearing aids
•	IOT devices
•	Smartphones
•	Tablets
•	E-book Readers
•	Peripheral devices such as computer mice and keyboards
•	Remote controls

•	Rechargeable lights
•	Gaming consoles and controllers
•	Sensors (such as thermostats)
•	Toys
•	Rechargeable batteries
•	Automotive accessories
•	Personal care products (such as toothbrushes and shavers)
•	Retail inventory management (such as RFID tags)
•	Hand-held industrial devices (such as scanners and keypads)
•	Medical devices

This list is meant to be illustrative only; we cannot guarantee that we will address any of these markets, and we may decide to address a market that is not on the list. We intend to continue to evaluate our target markets and choose new markets based on factors including (but not limited to) time-to-market, market size and growth, and the strength of our value proposition for a specific application.

As part of our go-to-market strategy under the Strategic Alliance Agreement, we are currently working with Dialog to enhance solutions for our current customers and to identify new customers for our technology.

Key Customer Relationship

In January 2015, we entered into a Development and License Agreement with one of the top  consumer electronics companies in the world based on total worldwide revenues, to explore application of our WattUp wire-free charging receiver technology in various products.

This Development and License Agreement, as amended, specifies invention and development milestones, achievement of which entitles us to receive development payments under the agreement. These milestones are dynamic and modified from time to time by our customer to suit its evolving product application requirements.  Development payments do not necessarily fully recoup our upfront investment in materials and financial and human resources, and our work on this relationship involves opportunity costs for us due to our limited resources.

Under this agreement, during the development phase and until one year after the customer’s first shipment of any WattUp-enabled product within the customer’s portfolio of products, we will afford this customer a time to market advantage in the licensed product categories. We believe this relationship has helped to drive our innovation and provided financial benefits in the form of engineering services revenues.  The relationship has also been beneficial to Energous because the consumer electronics company has provided insight and direction that accelerated our technology development and our regulatory initiatives.  We also believe partners are the key to adoption and critical mass distribution of transmitters and receivers in other consumer electronics products.

Key Strategic Relationship

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

Our WattUp technology uses Bluetooth solutions, including Dialog’s SmartBond® Bluetooth low energy solution, as the out-of-band communications channel between the wireless transmitter and receiver. Dialog’s power management technology is used to distribute power from the WattUp receiver IC to the rest of the device while Dialog’s AC/DC Rapid Charge™ power conversion technology delivers power to the wireless transmitter.

Research and Development

Research and development costs accounted for approximately 64% and 66% of our total operating expenses for 2018 and 2017, respectively. Our total research and development expenses were $32.9 million and $33.2 million for 2018 and 2017, respectively. Research and development expenses are expected to increase in the future as we concentrate our efforts and resources on the commercialization of our technology. While our current prototypes and products focus on near-field and mid-field charging solutions, we continue to make R&D investments into far-field innovations that we anticipate will lead to products that provide low power charging for multiple devices within a radius of up to 15 feet.

Our Intellectual Property

As a company primarily focused on licensing, we expect that our most valuable asset will be our intellectual property. This includes U.S. and foreign patents, patent applications and know-how. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of February 19, 2019, we had more than 125 pending patent applications in the U.S. and abroad. Additionally, the U.S. Patent and Trademark Office and international patent offices have issued 176 patents and notified us of the allowance of 26 additional patents applications. In addition to the inventions covered by these patents and patent applications, we have identified a significant number of additional specific inventions we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business and expand the core value of the Company.

Government Regulation

Our wire-free charging technology involves the transmission of power using RF energy, which is subject to regulation by the Federal Communications Commission (“FCC”), international regulators and may be subject to regulation by other federal, state, local and international agencies. Our technology has been tested against U.S. and international safety requirements which has consistently demonstrated that our technology is safe.  We continue to work with regulatory bodies to establish processes, standards and spectrum allocation to ensure devices incorporating WattUp® technology can secure required domestic and international approvals.

As part of the regulatory approval process, devices incorporating the WattUp® technology must obtain approvals under both FCC Part 15 and/or FCC Part 18 in the U.S., depending on the specific application. Energous has received Part 15 and Part 18 FCC approvals for WattUp enabled products, and has received regulatory approvals from many international agencies.

Current FCC Approvals for WattUp Technology

FCC ID	Description	Grant Date
2ADNG-MLA1599	Digital Transmission System Bluetooth Accessory 2.4GHz	12/30/2014
2ADNG-MT100	Close Coupled 5.8 GHz Charger Pad	05/24/2016
2ADNG-NF130	RF Wireless Charger and Receiver 5.8 GHz	05/02/2017
2ADNG-NF130	Digital Transmission System for Bluetooth 2.4 GHz	05/02/2017
2ADNG-MS300	Wireless Charger 913 MHz	12/26/2017
2ADNG-MS300	Digital Transmission System for Bluetooth 2.4 GHz	12/26/2017
2ADNG-MS300A	WPT Client Device 913 MHz	01/05/2018
2ADNG-MS300A	Digital Transmission System WPT Client Device with BLE 2.4 GHz	01/05/2018
2ADNG-NF230	RF Wireless Charger 918 MHz	04/09/2018
2ADNG-NF230	Digital Transmission System for Bluetooth 2.4 GHz	04/09/2018

Current FCC Approvals for Customer Products

FCC ID	Description	Grant Date

Current FCC Approvals for Customer Products

FCC ID	Description	Grant Date
VAW-NF910	SK Telesys Co., Ltd, based on Energous ID: 2ADNG-NF230	12/27/2018

As of December 31, 2018, products integrating WattUp® technology had received international regulatory approvals and were approved to ship into 111 countries.

Employees

As of February 14, 2019, we had 69 full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants, including technical advisors, on an as-needed basis to supplement existing staff. Consultants and technical advisors provide us with expertise in electrical engineering, software development and other specialized areas of engineering and science.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of December 31, 2018, we had an accumulated deficit of approximately $225 million. Our ability to generate revenues more reliably and on a larger scale, and to achieve profitability, will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and, to secure financing to enable us to do all this. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

Terms of our Development and License Agreement with a tier-one consumer electronics company could inhibit potential licensees from working with us in specific markets.

We have entered into a Development and License Agreement with a tier-one consumer electronics company to embed our WattUp wire-free charging transmitter and receiver technology in various products. There is no assurance our technology will be adopted by this company for use in any of its products, and our investment in research and development in connection with this relationship may not be fruitful. This agreement provides the consumer electronics company with a time-to-market advantage during the development and until one year after the first customer shipment for specified WattUp-enabled consumer products. This may inhibit other potential licensees of our technology from engaging with us on some consumer products and may cause them to seek solutions offered by other companies, which could have a negative impact on our revenue opportunities and financial results.

We may be unable to demonstrate the feasibility of our technology.

We have developed working prototypes of products using our technology, but additional research and development is required to commercialize our technology for applications that can be successfully integrated into commercial products. Research and development of new technologies is, by its nature, unpredictable.  We could encounter unanticipated technical problems, the inability to identify products utilizing our technology that will be in demand with customers, getting our technology designed in to those products, designing new products for manufacturability, and achieving acceptable price points for final products. Although we intend to undertake development efforts with commercially reasonable diligence, there can be no assurance that our available resources will be sufficient to enable us to develop our technology to the extent needed to create future revenues to sustain our operations.

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

Market acceptance of a RF-based charging system as a preferred method for charging electronic devices will be crucial to our success. The following factors, among others, may affect the level of market acceptance of products in our industry:

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

Our strategy depends on our customers developing successful commercial products usins our technology and selling them into the consumer, enterprise and commercial markets. We will need to understand procurement and buying cycles to be successful in licensing our technology. We anticipate it is possible that demand for our technology may vary in different segments of the consumer electronics market, such as hearing aids, wearables, toys, watches, accessories, laptops, tablet, mobile phones and gaming systems. Such consumer markets are often seasonal, with peaks in and around the December holiday season and the August-September back-to-school season. Enterprises and commercial customers may have annual or other budgeting and buying cycles that could affect us, and, particularly if we are designated as a capital improvement project, we may have a long or unpredictable sales cycle.

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

For rechargeable devices that utilize our receiver technology, the technology may be embedded in a sleeve, case or other enclosure. For example, products such as remote controls or toys equipped with replaceable AA size or other batteries would need to be outfitted with enhanced batteries and other hardware enabling the devices to be rechargeable by our system. In each case, an end user would be required to retrofit the device with a receiver and may be required to upgrade the battery technology used with the device (unless, for example, compatible battery technology and a receiver are built into the device). These additional steps and expenses may offset the convenience for users and discourage customers from licensing our technology. Such factors may inhibit adoption of our technology, which could harm our business. We have not developed an enhanced battery for use in devices with our technology, and our ability to enable use of our technology with devices that require an enhanced battery will depend on our ability to develop a commercial version of such a battery that could be manufactured at a reasonable cost. If a commercially practicable enhanced battery of this nature is not developed, our business could be harmed, and we may need to change our strategy and target markets.

Laboratory conditions differ from field conditions, which could affect the effectiveness of our technology under development or other future products. Failures to move from laboratory to the field effectively would harm our business.

When used in the field, our technology may not perform as expected based on performance under controlled laboratory conditions. For example, in the case of distance charging, a laboratory configuration of transmission obstructions will be arranged for testing, but in the field receivers may be obstructed in many different and unpredictable ways. These conditions may significantly diminish the power received at the receiver or the effective range of the transmitter. The failure of products using our technology to meet the expectations of users in the field could harm our business.

Safety concerns and legal action by private parties may affect our business.

We believe that our technology is safe. However, it is possible that we could discover safety issues with our technology or that some people may be concerned with RF-based charging in a manner that has occurred with some other wireless technologies as they were put into residential and commercial use, such as the safety concerns that were raised by some regarding the use of cellular telephones and other devices to transmit data wirelessly in close proximity to the human body. In addition, while we believe our technology is safe, users of our technology under development or other future products who suffer medical ailments may blame the use of products incorporating our technology, as occurred with a small number of users of cellular telephones. A discovery of safety issues relating to our technology could have a material adverse effect on our business and any legal action against us claiming our technology caused harm could be expensive, divert management and adversely affect us or cause our business to fail, whether or not such legal actions were ultimately successful.

Our industry is subject to intense competition and rapid technological change, which may result in technology that is superior to ours. If we do not keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our technology and products may become less useful or obsolete and our operating results will suffer.

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

Our business exposes us to potential liability risks that are inherent in the marketing and sale of products used by consumers. We may be held liable if our technology causes injury or death or is found otherwise unsuitable. While we believe our technology is safe, users could allege or possibly prove defects (some of which could be alleged or proved to cause harm to users or others) because we design our technology to perform complex functions involving RF energy, possibly in close proximity to users. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. The coverage limits of our insurance policies we may choose to purchase to cover related risks may not be adequate to cover future claims. If sales of products incorporating our technology increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could negatively affect our sales or require a change in the design or manufacturing process, any of which could harm our reputation and business, harm our relationship with licensors of our products, result in a decline in revenue and harm our business.

In addition, if a product that we or a strategic partner design is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we or our strategic partner may be required to notify regulatory authorities and/or to recall the product. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of products incorporating our technology, which could in turn result in required recalls, restrictions on the sale of such products or other penalties. The adverse publicity resulting from any of these actions could adversely affect the perception of our customers and potential customers. These investigations or recalls, especially if accompanied by unfavorable publicity, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of a very small number of key executives. If we lose the services of any of these persons, we could be required to expend significant time and money in the pursuit of replacements, which may result in a delay in the implementation of our business plan and plan of operations. If necessary, we can give no assurance that we could find satisfactory replacements for these individuals on terms that would not be unduly expensive or burdensome to us. We do not currently carry any key-person life insurance that would help us recoup our costs in the event of the death or disability of any of these executives.

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

Risks Related to Ownership of Our Common Stock

You may lose all of your investment.

Investing in our common stock involves a high degree of risk. As an investor, you might lose all or part of your investment in our common stock, and you might never realize any return on your investment. You must be prepared to lose all of your investment.

Our stock price is likely to continue to be volatile.

The market price of the common stock has fluctuated significantly since our initial public offering in 2014. Our common stock has experienced an intra-day trading high of $26.88 per share and a low of $4.41 per share on The Nasdaq Stock Market over the last 52 weeks. The price of our common stock is likely to continue to fluctuate significantly in response to many factors that are beyond our control, including:

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

We are an “emerging growth company,” and can take advantage of reduced disclosure requirements, which could make our common stock less attractive to investors.

We are an “emerging growth company,” and, for as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements, including, but not limited to, not being required to provide auditor attestation of our internal controls, reduced disclosure about executive compensation, and exemption from the requirement to hold a nonbinding advisory vote on executive compensation. However, we chose not to delay compliance with new or revised financial accounting standards. We will be an emerging growth company until December 31, 2018. For fiscal year 2019, we will be subject to auditor attestation of our internal controls and other Sarbanes-Oxley requirements. If investors find our common stock less attractive as a result of reduced disclosure of this sort, there may be a less active trading market for our common stock and our stock price may decline.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of December 31, 2018, we cannot assure you that we will not identify a material weakness in our internal control in the future.

If we have a material weakness in our internal controls, we may fail to detect errors in our financial accounting, which may require a financial restatement or otherwise harm our operating results, cause us to fail to meet our SEC reporting obligations or Nasdaq listing requirements, adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

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

All decisions with respect to the management of our company are made by our board of directors and our officers, who beneficially own approximately 7.7% of our common stock collectively. In addition, our greater than 5% stockholders such as Dialog Semiconductor plc, Emily and Malcolm Fairbairn, DvineWave Holdings LLC and BlackRock Inc. beneficially owned approximately 11.3%, 6.6%, 5.9% and 5.6%, respectively, of our common stock as of December 31, 2018. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

          As of December 31, 2018, we had a Federal net operating loss (“NOL”) carryforward of approximately $130,590,000. Under the U.S. Tax Code, NOL can generally be carried forward to offset future taxable income for a period of 20 years. Our ability to use our NOL during this period will be dependent on our ability to generate taxable income, and the NOL could expire before we generate sufficient taxable income. As of December 31, 2018, based on our history of operating losses it is possible that a portion of our NOL is not fully realizable.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In 2014, we entered into a lease agreement for our corporate headquarters located at Northpointe Business Center, 3590 North First Street in San Jose, California. The lease will expire in August 2019. This space is used for our headquarters and for research and development efforts. In 2015, we entered into two sub-lease agreements for additional laboratory space in San Jose, CA, both of which expire in June 2019. In May 2017, we entered into a lease agreement for office space in Costa Mesa, CA which is utilized by our engineers residing in Southern California, which will expire in September 2019. We are currently negotiating renewals of our main operating leases.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2018, there were 13 of record of our common stock, and we believe we have significantly more beneficial holders of our common stock.

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

The information regarding the Securities Authorized for issuance under our equity compensation plans will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2019 Annual Meeting of Stockholders.

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s financial statements and notes thereto.

	2018	2017
Selected data from the Statements of Operations:
Revenue	$514,823	$1,154,009
Loss from operations	$(50,929,410)	$(49,387,828)
Net loss	$(50,840,122)	$(49,376,875)
Basic and diluted loss per common share	$(1.99)	$(2.31)
Selected data from Balance Sheets:
Total Assets	$22,010,169	$15,405,445

The Company has had no long-term liabilities, preferred stock or dividends declared.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have developed our WattUp® wireless power technology, consisting of proprietary semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities, including contact-based wireless charging and wireless charging at various distances, and in some use cases mobility charging. In November 2016 we entered into a Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), an industry leader in Bluetooth low energy semiconductors and power management semiconductors. In conjunction with the Strategic Alliance Agreement, Dialog manufactures and is the exclusive distributor of integrated circuit (“IC”) products of our design and provides sales and logistic support on a global basis. We believe our proprietary WattUp technology can be utilized in consumer electronics such as wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, smartwatches, fitness bands, keyboards, mice, remote controls, rechargeable lights, batteries, medical devices, and other devices with charging requirements that would otherwise require battery replacement or an external power connection.

We believe our technology is innovative in its approach, in that we are developing solutions that charge electronic devices by surrounding them with a focused RF energy pocket. We are engineering solutions that we expect to enable the wire-free transmission of energy, initially for contact-based charging applications, and potentially for non-contact charging at distances up to approximately three feet, and even low-power charging at up to 15 feet. For non-contact applications, our transmitter technology is able to mesh into a wire-free charging network that will allow users to charge their devices as they move about some space. To date, we have developed multiple transmitter prototypes and multiple receiver prototypes.  The transmitters vary in terms of their form factor, power specification, and frequency. The receivers can be used in applications as diverse as smartphone battery cases, toys, fitness trackers, Bluetooth headsets, tracking devices, and stand-alone receivers. We are engaged in pre-production and initial production activity with several consumer electronic, medical device and industrial companies to introduce our contact-based and near field transmitters and receivers in products going to market in 2019. We are also in discussion with potential customers in the consumer and industrial spaces that are considering our solutions for low power distance charging for products that could enter the market in 2019.

In 2015, we entered into a Development and License Agreement with one of the top consumer electronics companies in the world based on total worldwide revenues. The agreement is milestone-based and while there are no guarantees that our WattUp technology will ever be integrated into this company’s products, the relationship has helped to drive our innovation and provided financial benefits in the form of engineering services revenues. The relationship has also been beneficial to Energous because the consumer electronics company has provided insight and direction that accelerated our technology development and our regulatory initiatives. We expect this relationship to continue, and possibly to result in additional engineering services revenue.  If our technology is ultimately incorporated into products sold by this consumer electonrics company, significant revenues is possible based on our WattUp® technology integrated into those products.

In February 2016, we began delivering evaluation kits to potential licensees of our technology, to allow their respective engineering and product management departments to test and evaluate the technology. Our customers’ product development, technology integration and product introduction cycles occur over multiple quarters and generally more than a year elapses before first evaluation and final shipment of the customer’s product. We expect this commercialization cycle to shorten over time as the technology matures.

With the exception of our 2015 Development and Licensing Agreement with a top-tier consumer electronics company, we maintain exclusive rights to all intellectual property in our technology.  Our intellectual property strategy includes pursuing patent protection for new innovations. As of February 19, 2019, we had more than 125 pending patent and provisional patent applications. As of that date, the U.S. Patent and Trademark Office and international patent offices had issued 176 patents and had notified us of the allowance of 26 additional patents. In addition to the inventions covered by these patents and patent applications, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and pursue those that we believe are most protective for our business and expand the core value of the Company.

Our seasoned management team has both private and public company experience, as well as relevant industry experience. In addition, we have identified and hired key engineering resources in the areas of IC development, antenna development, hardware, software and firmware engineering as well as integration and testing, which will allow us to continue to expand our technology and intellectual property and to meet our licensees’ support requirements.

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

Basis of Presentation. The accompanying audited financial statements and footnotes for the years ended December 31, 2018 and 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding financial information.

Revenue Recognition. On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (Topic 606).

In accordance with Topic 606, we recognize revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

We record revenue associated with product development projects that it enters into with certain customers. In general, these development projects are complex, and we do not have certainty about its ability to achieve the project milestones. The achievement of a milestone is dependent on our performance obligation, and requires acceptance by the customer.  We recognize revenue based on when the performance obligation is met. However, we do not recognize revenue in excess of an accepted milestone, as there would be uncertainty of payment for work that has not been accepted. The payment associated with achieving the performance obligation is generally commensurate with the our effort or the value of the deliverable and is nonrefundable. We record the expenses related to these projects in research and development expense, in the periods such expenses were incurred.

We record royalty revenue from its manufacturing partner, Dialog, based on shipments from Dialog to its customers.

During 2018 and 2017, we recorded revenue of $514,823 and $1,154,009, respectively.

Research and Development. Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. We incurred research and development costs of $32,871,685 and $33,230,668 for 2018 and 2017, respectively.

Income Taxes. We recognize deferred tax assets and liabilities for the expected future tax consequences of items that have been included in or excluded from our financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

For 2018 and 2017, we had $22,248,651 and $23,601,688, respectively, of research and development expenses capitalized for federal income tax purposes, with amortization commencing upon our receiving an economic benefit from the related research. As of December 31, 2018, we had approximately $130,590,000 gross federal net operating loss carryforwards (“NOLs”) and a federal tax credit carryforward of approximately $3,669,000. As of December 31, 2018 and 2017, deferred tax assets consisted principally of net operating loss and tax credit carryforwards, the research and development costs and stock-based compensation, and such deferred tax assets were fully reserved. Accordingly, our effective tax rate for 2018 and 2017 was nil.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryforwards when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of our outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Accordingly, an ownership change could trigger a limitation of the use of the loss carryforward. We completed a Section 382 analysis as of December 31, 2018 and determined that none of our net operating loss carryforwards or research and development tax credits are limited.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of December 31, 2018 and 2017, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. Our policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded for 2018 and 2017.

Common Stock Purchase Warrants and Other Derivative Financial Instruments. We classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide a choice of net-cash settlement or settlement in our shares (physical settlement or net-share settlement) providing that such contracts are indexed to our shares as defined in ASC 815-40 “Contracts in Entity’s Own Equity” (“ASC 815-40”). We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

Results of Operations

For the Years Ended December 31, 2018 and 2017

Revenues. During 2018 and 2017, we recorded revenue of $514,823 and $1,154,009, respectively, upon the achievement of milestones under a development and licensing agreement. The decrease in revenue of $639,186 is due to the timing of the achievement of these milestones.

Operating Expenses. Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses for 2018 and 2017 were $51,444,233 and $50,541,837, respectively.

Research and Development Expenses. Research and development expenses include costs for developing our technology, such as IC design costs, salaries, software and facility costs. Research and development costs for 2018 and 2017 were $32,871,685 and $33,230,668, respectively. The $358,983 decrease in research and development expenses is primarily due to a $1,066,525 decrease in payroll and related compensation expense, as a result of lower average headcount, an $806,233 decrease in chip development, manufacturing and engineering component costs, due to more chip development work being done in-house, and a $426,296 decrease in legal patent costs, partially offset by a $1,153,358 increase in stock-based compensation, due to equity awards granted during the year, a $493,378 increase in regulatory and testing fees from increased efforts to secure domestic and international regulatory approvals and a $234,014 increase in term-based engineering software licenses.

Sales and Marketing Expenses. Sales and marketing expenses for 2018 and 2017 were $6,185,159 and $5,207,746, respectively. The $977,413 increase in sales and marketing expenses is primarily due to an increase of $997,461 in compensation, including a $694,445 increase in payroll and related compensation expense and a $303,016 increase in stock-based compensation, due to a higher average headcount and the issuance of additional equity awards granted during the year, a $141,236 increase in travel expense, a $138,403 increase in promotional, design and website costs and a $116,900 increase in consulting expense, partially offset by a $315,213 decrease in tradeshow expense.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for 2018 and 2017 were $12,387,389 and $12,103,423, respectively. The $283,966 increase in general and administrative expense is primarily due to a $358,160 increase in consulting and third-party costs, a $317,150 increase in legal and accounting fees and a $201,124 increase in payroll and related compensation expense, partially offset by a $505,439 decrease in stock-based compensation due to the cost of an executive performance award becoming fully amortized during 2017 and a $96,450 decrease in depreciation expense.

Loss from Operations. Loss from operations for 2018 and 2017 was $50,929,410 and $49,387,828, respectively.

Interest Income. Interest income for 2018 was $89,288, compared to $11,679 for 2017.

Net Loss. As a result of the above, net loss for 2018 was $50,840,122, compared to $49,376,875 for 2017.

Liquidity and Capital Resources

During 2018 and 2017, we recorded revenue of $514,823 and $1,154,009, respectively. We incurred a net loss of $50,840,122 and $49,376,875 for 2018 and 2017, respectively. Net cash used in operating activities was $32,527,023 and $34,430,298 for 2018 and 2017, respectively. Since inception, we have met our liquidity requirements through private placements of convertible notes, our initial public offering of common stock, sale of common stock to a strategic investor, issuance of common stock to our landlord to reduce monthly base rent obligations and pay for tenant improvements, sale of common stock in follow-on public offerings, private placements of common stock to investors, an “at-the-market” equity offering of our common stock, and revenue received under product development projects with customers.

As of December 31, 2018, we had cash and cash equivalents of $20,106,485.

We believe our current cash on hand, together with anticipated payments under product development projects with customers, will be sufficient to fund our operations into the second quarter of 2020. However, we may require additional financing to implement our business plan. Potential financing sources could include follow-on offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives. On August 9, 2018, we filed a “shelf” registration statement on Form S-3, which became effective on August 17, 2018. The “shelf” registration statement allows us from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. Pursuant to the “shelf” registration statement, on February 27, 2019, we have a firm commitment to raise $23.3 million, net of underwriters’ discount and offering fees of $1.7 million.

During 2018, cash flows used in operating activities were $32,527,023, consisting of a net loss of $50,840,122, less non-cash expenses aggregating $17,889,258 (representing principally stock-based compensation of $16,753,754 and depreciation expense of $1,054,720), a $163,305 decrease in accounts payable, partially offset by a $445,270 decrease in prepaid expenses and other current assets and a $156,324 increase in accrued expenses. During 2017, cash flows used in operating activities were $34,430,298, consisting of a net loss of $49,376,875, less non-cash expenses aggregating $17,194,309 (representing principally stock-based compensation of $15,802,819 and depreciation expense of $1,309,980), a $2,683,073 decrease in accounts payable, partially offset by a $348,275 decrease in prepaid expenses and other current assets and a $149,500 decrease in accounts receivable.

During 2018 and 2017, cash flows used in investing activities were $859,819 and $814,648, respectively. The cash used in 2018 consisted of purchases of computer hardware and software for chip development. The cash used in 2017 consisted of purchases of laboratory equipment and software to help with chip development and testing.

During 2018, cash flows provided by financing activities were $40,698,073, which consisted of $38,846,815 in net proceeds from the sale of shares to the public, proceeds from the exercise of stock options of $1,319,461 and proceeds from contributions to the employee stock purchase program (“ESPP”) of $531,797. During 2017, cash flows provided by financing activities were $16,781,563, which consisted of net proceeds of $14,932,547 from the issuance of shares to private investors, proceeds from the exercise of stock options of $979,950 and proceeds from contributions to the ESPP of $869,066.

Research and development of new technologies is, by its nature, unpredictable. Although we intend to undertake development efforts with commercially reasonable diligence, there can be no assurance that our available resources will be sufficient to enable us to develop our technology to the extent needed to create future revenues to sustain our operations.

There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, since we have no committed source of financing, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business.

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

The following table summarizes our contractual obligations at December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 Year	1 to 3 Years	More than 3 Years
Operating leases	$457,585	$457,585	$—	$—
Engineering software commitment	2,175,130	870,052	1,305,078	—
Total	$2,632,715	$1,327,637	$1,305,078	$—

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, we may be exposed to certain market risks, such as interest rates. The annual impact of our results of operations of a 100 basis point interest rate change on December 31, 2018 would be minimal. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

Item 8. Financial Statements and Supplementary Data.

Energous Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

of Energous Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Energous Corporation (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Marcum LLP

Marcum LLP

Melville, NY

February 27, 2019

Energous Corporation

BALANCE SHEETS

	As of
	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$20,106,485	$12,795,254
Accounts receivable	44,550	—
Prepaid expenses and other current assets	581,040	1,026,310
Prepaid rent, current	56,668	80,784
Total current assets	20,788,743	13,902,348
Property and equipment, net	1,219,016	1,413,917
Prepaid rent, non-current	—	56,668
Other assets	2,410	32,512
Total assets	$22,010,169	$15,405,445
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,861,385	$2,024,690
Accrued expenses	1,778,349	1,622,025
Total current liabilities	3,639,734	3,646,715
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at December 31, 2018 and December 31, 2017; no shares issued or Outstanding	—	—
Common Stock, $0.00001 par value, 50,000,000 shares authorized at December 31, 2018 and December 31, 2017; 26,526,303 and 22,584,588 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively.	265	225
Additional paid-in capital	243,111,741	185,659,954
Accumulated deficit	(224,741,571)	(173,901,449)
Total stockholders’ equity	18,370,435	11,758,730
Total liabilities and stockholders’ equity	$22,010,169	$15,405,445

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2018	2017
Revenue	$514,823	$1,154,009
Operating expenses:
Research and development	32,871,685	33,230,668
Sales and marketing	6,185,159	5,207,746
General and administrative	12,387,389	12,103,423
Total operating expenses	51,444,233	50,541,837
Loss from operations	(50,929,410)	(49,387,828)
Other income (expense):
Interest income, net	89,288	11,679
Loss on sale of property and equipment	—	(726)
Total	89,288	10,953
Net loss	$(50,840,122)	$(49,376,875)
Basic and diluted loss per common share	$(1.99)	$(2.31)
Weighted average shares outstanding, basic and diluted	25,486,270	21,343,001

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2017	20,367,929	$202	$153,075,595	$(124,524,574)	$28,551,223
Stock-based compensation - stock options	—	—	764,723	—	764,723
Stock-based compensation - restricted stock units (“RSUs”)	—	—	13,043,171	—	13,043,171
Stock based compensation - deferred stock units (“DSUs”)	—	—	1,362	—	1,362
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	331,913	—	331,913
Stock-based compensation - performance share units (“PSUs”)	—	—	1,661,650	—	1,661,650
Issuance of shares for RSUs	781,051	8	(8)	—	—
Issuance of shares for DSUs	14,953	—	—	—	—
Issuance of shares for PSUs	90,000	1	(1)	—	—
Exercise of stock options	272,205	3	979,947	—	979,950
Cashless exercise of warrants	19,611	—	—	—	—
Shares purchased from contributions to the ESPP	62,700	1	869,065	—	869,066
Issuance of shares and warrants in private placements, net of issuance costs of $67,388	976,139	10	14,932,537	—	14,932,547
Net loss	—	—	—	(49,376,875)	(49,376,875)
Balance, December 31, 2017	22,584,588	225	185,659,954	(173,901,449)	11,758,730
Stock-based compensation - restricted stock units (“RSUs”)	—	—	15,359,011	—	15,359,011
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	574,927	—	574,927
Stock-based compensation - performance share units (“PSUs”)	—	—	819,816	—	819,816
Issuance of shares for RSUs	963,019	10	(10)	—	—
Issuance of shares for PSUs	294,969	3	(3)	—	—
Exercise of stock options	380,745	4	1,319,457	—	1,319,461
Cashless exercise of warrants	19,359	—	—	—	—
Shares purchased from contributions to the ESPP	62,168	1	531,796	—	531,797
Issuance of shares in an at-the-market ("ATM") placement, net of issuance costs of $1,153,715	2,221,455	22	38,846,793	—	38,846,815
Net loss	—	—	—	(50,840,122)	(50,840,122)
Balance, December 31, 2018	26,526,303	$265	$243,111,741	$(224,741,571)	$18,370,435

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(50,840,122)	$(49,376,875)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	1,054,720	1,309,980
Stock based compensation	16,753,754	15,802,819
Loss on sale of property and equipment	—	726
Amortization of prepaid rent from stock issuance to landlord	80,784	80,784
Changes in operating assets and liabilities:
Accounts receivable	(44,550)	149,500
Prepaid expenses and other current assets	445,270	348,275
Other assets	30,102	15,995
Accounts payable	(163,305)	(2,683,073)
Accrued expenses	156,324	53,530
Deferred revenue	—	(131,959)
Net cash used in operating activities	(32,527,023)	(34,430,298)
Cash flows from investing activities:
Purchases of property and equipment	(859,819)	(817,448)
Proceeds from the sale of property and equipment	—	2,800
Net cash used in investing activities	(859,819)	(814,648)
Cash flows from financing activities:
Net proceeds from the sales of common stock	38,846,815	—
Net proceeds from issuance of shares to private investors	—	14,932,547
Proceeds from the exercise of stock options	1,319,461	979,950
Proceeds from contributions to employee stock purchase Plan	531,797	869,066
Net cash provided by financing activities	40,698,073	16,781,563
Net increase (decrease) in cash and cash equivalents	7,311,231	(18,463,383)
Cash and cash equivalents - beginning	12,795,254	31,258,637
Cash and cash equivalents - ending	$20,106,485	$12,795,254
Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$10	$8
Common stock issued for PSUs	$3	$1

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

Note 2 – Liquidity and Management Plans

During the year ended December 31, 2018, the Company has recorded revenue of $514,823. The Company incurred a net loss of $50,840,122 and $49,376,875 for the years ended December 31, 2018 and 2017, respectively. Net cash used in operating activities was $32,527,023 and $34,430,298 for the years ended December 31, 2018 and 2017, respectively. The Company is currently meeting its liquidity requirements through an at-the-market (“ATM”) sale of common stock in January 2018, which raised net proceeds of $38,846,815, and payments received under product development projects.

As of December 31, 2018, the Company had cash on hand of $20,106,485. The Company expects that cash on hand as of December 31, 2018, together with anticipated revenues, together with potential new financing activities, including potential sales of stock, will be sufficient to fund the Company’s operations into the first quarter of 2020. As noted in Note 13 – Subsequent Events, the Company has a firm commitment to raise $23.3 million (net of underwriters’ discount of $1.5 million and offering expenses of $200,000) from the sale of stock in February 2019.

Research and development of new technologies is by its nature unpredictable. Although the Company will undertake development efforts with commercially reasonable diligence, there can be no assurance that its available resources, including the net proceeds from the Company’s financings to date, will be sufficient to enable it to develop and obtain regulatory approval of its technology to the extent needed to create future revenues sufficient to sustain its operations. The Company intends to pursue additional financing, which could include follow-on offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives., depending upon market conditions. Should the Company choose to pursue additional financing, there is no assurance that such financing would be available on terms that it would find acceptable, or at all.

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

In accordance with Topic 606, the Company recognizes revenue using the following five-step approach:

1.	Identify the contract with the customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations of the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

The Company records revenue associated with product development projects that it enters into with certain customers. In general, these development projects are complex, and the Company does not have certainty about its ability to achieve the project milestones. The achievement of a milestone is dependent on the Company’s performance obligation, and requires acceptance by the customer.  The Company recognizes revenue based on when the performance obligation is met. However, the Company does not recognize revenue in excess of an accepted milestone, as there would be uncertainty of payment for work that has not been accepted. The payment associated with achieving the performance obligation is generally commensurate with the Company’s effort or the value of the deliverable and is nonrefundable. The Company records the expenses related to these projects in research and development expense, in the periods such expenses were incurred.

The Company also records royalty revenue from its manufacturing partner, Dialog, based on shipments from Dialog to its customers.

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $32,871,685 and $33,230,668 for the years ended December 31, 2018 and 2017, respectively.

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

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees may purchase a limited number of shares of the Company’s stock at a 15% discount from the lower of the closing market prices measured on the first and last days of each half-year period. The Company recognizes stock-based compensation expense for the fair value of the purchase options, as measured on the grant date.

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2018, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2018 and 2017. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 6,161,356 and 7,324,400 for the years ended December 31, 2018 and 2017, respectively, because their inclusion would be antidilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2018	2017
Financing Warrant to purchase common stock	—	13,889
IPO Warrants to purchase common stock	—	11,600
Warrants issued to private investors	3,035,688	3,035,688
Options to purchase common stock	656,494	1,037,239
RSUs	2,469,174	2,274,327
PSUs	—	951,657
Total potentially dilutive securities	6,161,356	7,324,400

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has adopted ASU 2016-01 and its adoption had no material impact on its financial statements.

In January 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company evaluated the effects that the adoption of this new standard will have on its financial statements and does not expect the adoption to have a material impact on its financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. It is effective for annual reporting periods beginning after December 15, 2017. The adoption of the new standard did not have a material impact on the Company’s financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting.” ASU No. 2017-09 provides clarity and reduces complexity when applying the guidance in Topic 718 for changes in terms or conditions of share-based payment awards. It is effective for annual reporting periods beginning after December 15, 2017. The adoption of the new standard did not have a material impact on the Company’s financial statements.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2018, through the date which the financial statements are issued. Based upon the review, other than the event disclosed in Note 13 – Subsequent Events, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 4 – Property and Equipment

Property and equipment are as follows:

	As of December 31,
	2018	2017
Computer software	$1,797,454	$1,418,457
Computer hardware	2,709,072	2,289,687
Furniture and fixtures	544,421	529,287
Leasehold improvements	613,111	613,111
	5,664,058	4,850,542
Less – accumulated depreciation	(4,445,042)	(3,436,625)
Total property and equipment, net	$1,219,016	$1,413,917

The Company currently uses the following expected life terms for depreciating property and equipment: computer software – 1-2 years, computer hardware – 3 years, furniture and fixtures – 7 years, leasehold improvements – remaining life of the lease.

Total depreciation and amortization expense of the Company’s property and equipment was $1,054,720 and $1,309,980 for the years ended December 31, 2018 and 2017, respectively.

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2018	2017
Accrued compensation	$990,988	$948,935
Accrued legal expenses	524,685	445,684
Other accrued expenses	262,676	227,406
Total	$1,778,349	$1,622,025

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

ENERGOUS CORPORATION

Notes to Financial Statements

Note 6 – Commitments and Contingencies, continued

Operating Leases, continued

On May 31, 2017, the Company renewed a lease agreement for the Company’s space in Costa Mesa, California. The agreement has a term that expires on September 30, 2019 with a current monthly rent of $9,437 and is subject to certain annual escalations as defined in the agreement.

The Company is currently negotiating a renewal of its main operating leases.

The future minimum lease payments for leased locations are as follows:

For the Year Ended December 31,	Amount
2019	$457,585
Total	$457,585

Hosted Design Solution Agreement

On June 25, 2015, the Company entered into a three-year agreement to license electronic design automation software in a hosted environment. Pursuant to the agreement, under which services began July 2015, the Company is required to remit quarterly payments in the amount of approximately $101,000 with the last payment due March 30, 2018. On December 18, 2015, the agreement was amended to redefine the hardware and software configuration and the quarterly payments increased to approximately $198,000. In July 2018, the Company renewed the agreement for an additional three years, and the Company is required to remit quarterly payments of approximately $218,000, with the last payment due in March 2021.

Litigations, Claims, and Assessments

The Company may be involved in various disputes, claims, liens and litigation matters arising in the normal course of business. While the outcome of these disputes, claims, liens and litigation matters cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of these matters will have a material adverse effect on the Company's combined financial position, results of operations or cash flows.

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

Under the Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers, the performance metrics used to determine whether any such bonuses will be paid and determining whether those performance metrics have been achieved.

During the year ended December 31, 2018, the Company recognized a total of $1,440,671 in expense under the Bonus Plan. As of December 31, 2018, $234,675 of this amount was not yet paid and is included under accrued expenses.

Severance and Change in Control Agreement

On March 15, 2018, the Compensation Committee approved a form of Severance and Change in Control Agreement (“Severance Agreement”) that the Company may enter into with executive officers (“Executive”).

Under the Severance Agreement, if an Executive is terminated in a qualifying termination, the Company agrees to pay the Executive six to 12 months of that Executive’s monthly base salary. If Executive elects continued

ENERGOUS CORPORATION

Notes to Financial Statements

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

The Employment Agreement has an effective date of January 1, 2015 and an initial term of four years (the “Initial Employment Period”) with an automatic one year renewal. The Employment Agreement provides for an annual base salary of $365,000, and Mr. Rizzone is eligible to receive quarterly cash bonuses with a total target amount equal to 100% of his base salary based upon achievement of performance-based objectives established by the Company’s board of directors.

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

Strategic Alliance Agreement

In November 2016, the Company and Dialog Semiconductor plc (“Dialog”), a related party (see Note 10—Related Party Transactions), entered into a Strategic Alliance Agreement (“Alliance Agreement”) for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (“Licensed Products”). Pursuant to the terms of the Alliance Agreement, the Company agreed to engage Dialog as the exclusive supplier of the Licensed Products for specified fields of use, subject to certain exceptions (the “Company Exclusivity Requirement”). Dialog agreed to not distribute, sell or work with any third party to develop any competing products without the Company’s approval (the “Dialog Exclusivity Requirement”). In addition, both parties agreed on a revenue sharing arrangement and will collaborate on the commercialization of Licensed Products based on a mutually-agreed upon plan. Each party will retain all of its intellectual property.

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

ENERGOUS CORPORATION

Notes to Financial Statements

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

Filing of Registration Statement

Pursuant to a shelf registration statement on Form S-3 filed on April 24, 2015, in January 2018, the Company raised $38,846,815 (net of $1,153,715 in underwriter’s discount and issuance costs) from the sale of stock in an “at-the-market” equity offering of its common stock.

On August 9, 2018, the Company filed a shelf registration statement on Form S-3, which became effective on August 17, 2018. This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000.

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

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

In December 2013, the Company’s board of directors and stockholders approved the Company’s 2013 Equity Incentive Plan, providing for the issuance of equity-based instruments covering up to, as amended, a total of 4,485,967 shares of common stock.

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2013 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,600,000 shares, bringing the total number of approved shares to 6,085,967 under the 2013 Equity Incentive Plan.

As of December 31, 2018, 1,707,485 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

In March 2014, the Company’s board of directors and stockholders approved the 2014 Non-Employee Equity Compensation Plan for the issuance of equity-based instruments covering up to, as amended, a total of 600,000 shares of common stock to directors and other non-employees.

Effective on May 16, 2018, the Company’s shareholders approved the amendment and restatement of the 2014 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 250,000 shares, bringing the total number of shares to 850,000 under the 2014 Non-employee Equity Compensation Plan.

As of December 31, 2018, 366,829 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

In April 2015, the Company’s board of directors approved the Energous Corporation 2015 Performance Share Unit Plan (the “Performance Share Plan”), under which 1,310,104 shares of common stock became available for issuance as PSUs to a select group of employees and directors, subject to approval by the stockholders. On May 21, 2015 the Company’s stockholders approved the Performance Share Plan.

Effective on May 16, 2018, the Company’s shareholders approved the amendment and restatement of the 2015 Performance Share Plan to increase the number of shares reserved for issuance thereunder by 1,400,000 shares, bringing the total number of approved shares to 2,710,104 under the 2015 Performance Share Unit Plan.

As of December 31, 2018, 1,431,951 shares of common stock remain eligible to be issued through equity-based instruments under the Performance Share Unit Plan.

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

As of December 31, 2018, 271,000 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

Employee Stock Purchase Plan

In April 2015, the Company’s board of directors approved the ESPP, under which 600,000 shares of common stock have been reserved for purchase by the Company’s employees, subject to approval by the stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. Employees may designate an amount not less than 1% but not more than 10% of their annual compensation, but for not more than 7,500 shares during an offering period. An offering period shall be six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of the option will be the lesser of 85% of the fair market of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

As of December 31, 2018, 343,753 shares of common stock remain eligible to be issued through equity based instruments under the ESPP. For the year ended December 31, 2018, eligible employees contributed $531,797 through payroll deductions to the ESPP and 62,168 shares were deemed delivered for the year ended December 31, 2018. For the year ended December 31, 2017, eligible employees contributed $869,066 through payroll deductions to the ESPP and 62,700 shares were deemed delivered for the year ended December 31, 2017.

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the year ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2018	1,037,239	$4.80	6.4	$15,198,044
Granted	—	—	—	—
Exercised	(380,745)	3.47	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2018	656,494	$5.57	4.6	$252,887
Exercisable at December 31, 2018	656,494	$5.57	4.6	$252,887

As of December 31, 2018, the unamortized value of options was $0.

The aggregate intrinsic value of options exercised was $4,570,515 and $2,864,845 for the years ended December 31, 2018 and 2017, respectively.

No options were granted during the years ended December 31, 2018 and 2017.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2018, the Compensation Committee of the Board (“Compensation Committee”) granted various directors and consultants RSUs under which the holders have the right to receive an aggregate 175,826 shares of common stock. These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards granted vest over terms from one to four years.

During the year ended December 31, 2018, the Compensation Committee granted various employees RSUs under which the holders have the right to receive an aggregate 856,975 shares of common stock. The majority of these awards, granted under the 2013 Equity Incentive Plan, vest over terms ranging from one to four years.

During the year ended December 31, 2018, the Compensation Committee granted employees RSUs under which the holders have the right to receive 345,500 shares of common stock. The awards, granted under the 2017 Equity Inducement Plan, vest over four years beginning on the anniversary of the grant date.

The Company accounts for RSUs granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of the Company’s common stock.

At December 31, 2018, the unamortized value of the RSUs was $25,810,914. The unamortized amount will be expensed over a weighted average period of 2.3 years. A summary of the activity related to RSUs for the year ended December 31, 2018 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	2,274,325	$13.75
RSUs granted	1,378,301	$15.89
RSUs forfeited	(220,433)	$14.36
RSUs vested	(963,019)	$13.30
Outstanding at December 31, 2018	2,469,174	$15.07

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s market capitalization or market share price of the common stock.

The PSUs originally issued during 2015 to certain board members and senior management were earned based on the Company’s achievement of market capitalization growth between the effective date of the grant agreement and December 31, 2018. If the Company’s market capitalization was $100 million or less, no PSUs were earned. If the Company reached a market capitalization of $1.1 billion or more, 100% of the PSUs would have been earned. For market capitalization between $100 million and $1.1 billion, the percentage of PSUs earned was determined on a quarterly basis based on straight line interpolation.

The Company determined that the PSUs were equity awards with both market and service conditions. Grantees of PSUs were required to be employed through December 31, 2018 in order to earn the entire award, if and when vested. No PSUs were granted during the years ended December 31, 2018 and 2017.

The fair value of the grants of PSUs to purchase a total of 1,342,061 shares of common stock (including 1,278,153 PSUs granted under the 2015 Performance Share Unit Plan and 63,908 granted as an inducement) was determined to be approximately $3,218,000, and was amortized over the service period of May 21, 2015 through December 31, 2018, on a straight-line basis.

Amortization for all PSU awards was $819,816 and $1,661,650 for the years ended December 31, 2018 and 2017, respectively.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Performance Share Units (“PSUs”), continued

At December 31, 2018, the unamortized value of all PSUs was $0. A summary of the activity related to PSUs for the year ended December 31, 2018 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	951,657	$2.65
PSUs granted	—	$—
PSUs forfeited	(656,688)	$2.65
PSUs vested	(294,969)	$2.65
Outstanding at December 31, 2018	—	$—

Employee Stock Purchase Plan (“ESPP”)

During the years ended December 31, 2018 and 2017, there were two offering periods per year for the ESPP. The first offering period started on January 1 of each year and concluded on June 30 of each year. The second offering period started on July 1 of each year and concluded on December 31 of each year.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $9.25 and $5.42 during the years ended December 31, 2018 and 2017, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized stock-based compensation expense for the plan of $574,927 and $331,913 for the years ended December 31, 2018 and 2017, respectively.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Employee Stock Purchase Plan (“ESPP”), continued

The Company estimated the fair value of the purchase options granted during the years ended December 31, 2018 and 2017 using the Black-Scholes option pricing model. The fair values of the purchase options granted were estimated using the following assumptions:

For the Year Ended December 31, 2018
Stock price range	$14.48 – 22.34
Dividend yield	0%
Expected volatility range	72 – 177%
Risk-free interest rate range	1.61 – 2.14%
Expected life	6 months

For the Year Ended December 31, 2017
Stock price range	$16.08 – 17.59
Dividend yield	0%
Expected volatility range	56 – 66%
Risk-free interest rate range	0.62 – 1.11%
Expected life	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Stock options	$—	$764,723
RSUs	15,359,011	13,043,171
PSUs	819,816	1,661,650
DSUs	—	1,362
ESPP	574,927	331,913
Total	$16,753,754	$15,802,819

The total amount of stock-based compensation was reflected within the statements of operations as:

	For the Years Ended December 31,
	2018	2017
Research and development	$9,676,156	$8,522,798
Sales and marketing	1,416,136	1,113,120
General and administrative	5,661,462	6,166,901
Total	$16,753,754	$15,802,819

ENERGOUS CORPORATION

Notes to Financial Statements

Note 9 – Income Taxes

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting relating to the TCJA under Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for TCJA-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company completed its analysis of the TCJA’s income tax effects. In accordance with SAB 118, the TCJA-related income tax effects that the Company initially reported as provisional estimates were refined as additional analysis was performed. There was no material impact to the Company’s financial statements recorded when its analysis was completed in the 2018 fourth quarter.

As of December 31, 2018 and 2017, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31,
	2018	2017
Deferred tax assets (liabilities):
Tax credit	$5,994,401	$4,335,394
Net operating loss carryforwards	36,578,319	23,630,008
Property and equipment	144,833	99,756
Research and development costs	16,303,445	15,372,328
Start-up and organizational costs	696	774
Stock-based compensation	4,000,781	2,473,591
Other accruals	326,812	260,113
Total gross deferred tax assets	63,349,287	46,171,964
Less: valuation allowance	(63,349,287)	(46,171,964)
Deferred tax assets, net	$—	$—

The change in the Company’s valuation allowance is as follows:

	2018	2017
January 1,	$46,171,964	$39,719,606
Increase in valuation allowance	17,177,323	6,452,358
December 31,	$63,349,287	$46,171,964

ENERGOUS CORPORATION

Notes to Financial Statements

Note 9 – Income Taxes, continued

The Company has federal and state net operating loss carryforwards of approximately $130,590,000 and $131,084,000, respectively, available to offset future taxable income. The federal and state NOL carryforwards will expire at various dates beginning in 2033. The Company has federal and state research and development tax credit carryforwards of approximately $3,669,000 and $2,944,000, respectively. The federal R&D credit carryforwards will expire beginning in 2032 and state R&D credit carryforwards do not expire. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company. Although management believes that the Company may have sufficient future taxable income to absorb the net operating loss carryforwards and research and development tax credit carryforwards before the expiration of the carryforward period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2018 and 2017.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryforwards when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryforward. The Company completed a Section 382 analysis as of December 31, 2018 and determined that none of its NOLs or R&D credits would be limited.

	For the Year Ended December 31,
	2018	2017
Tax benefit at federal statutory rate	(21.0)%	(34.0)%
State income taxes	(7.7)	(10.2)
Permanent differences:
Stock-based compensation	(2.2)	(2.5)
Meals and entertainment	0.1	0.1
Executive compensation	0.2	—
True-up of federal deferred taxes	0.1	(2.8)
Change in effective tax rate	—	39
Research and development tax credit, federal	(1.9)	(1.4)
Research and development tax credit, state	(1.4)	(1.6)
Increase in valuation allowance, federal	24.7	1.3
Increase in valuation allowance, state	9.1	11.7
Effective income tax rate	0.0%	0.0%

Note 10 – Related Party Transactions

In November 2016, the Company and Dialog entered into an alliance agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 6 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares (See Note 5 – Stockholders’ Equity, Private Placements). Dialog presently owns approximately 6.6% of the Company’s outstanding common shares and could potentially own 11.3% of the Company’s outstanding common shares if it exercised all of its warrants for common shares. For the twelve months ended December 31, 2018 and 2017, the Company paid $79,550 and $516,725, respectively, to Dialog for chip development costs incurred, which is recorded under research and development expense. Pursuant to the Strategic Alliance Agreement in Note 6 – Commitments and Contingencies, we recorded $5,773 and $0 in revenue for the years ended December 31, 2018 and 2017, respectively.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 11 – Unaudited Quarterly Financial Information

Summarized quarterly information for the years ended December 31, 2018 and 2017 is listed below:

	For the quarter ended
	March 31	June 30	September 30	December 31
2018
Revenue	$25,000	$205,773	$228,000	$56,050
Operating expenses	$13,474,163	$12,510,139	$12,879,961	$12,579,970
Net loss	$(13,443,457)	$(12,298,371)	$(12,645,291)	$(12,453,003)
Loss per share, basic and diluted	$(0.55)	$(0.48)	$(0.49)	$(0.48)

2017
Revenue	$575,368	$299,506	$250,000	$29,135
Operating expenses	$13,051,387	$13,220,879	$13,001,623	$11,267,948
Net loss	$(12,473,140)	$(12,919,010)	$(12,748,248)	$(11,236,477)
Loss per share, basic and diluted	$(0.61)	$(0.63)	$(0.58)	$(0.50)

Note 12 – Customer Concentration

One customer accounted for approximately 92% and 96% of the Company’s revenue for the years ended December 31, 2018 and 2017, respectively. The same customer accounted for approximately 56% of the Company’s accounts receivable balance as of December 31, 2018. As of December 31, 2017, the Company did not have an accounts receivable balance.

Note 13 – Subsequent Events

On February 27, 2019, the Company has a firm commitment to raise $23.3 million, net of underwriter’s discount and offering expenses of $1.7 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the board of directors.

Based on their evaluation as of December 31, 2018, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management, under the supervision of and with the participation of the principal executive and principal financial and accounting officers, have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required at this time under the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control Over Financial Reporting

For the year ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2019 Annual Meeting of Stockholders: “Executive Compensation,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “The Board of Directors and its Committees.”

Item 11. Executive Compensation

Additional information required under this item is incorporated by reference to the following sections of our proxy statement for our 2019 Annual Meeting of Stockholders: “Executive Compensation,” and “The Board of Directors and its Committees.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2019 Annual Meeting of Stockholders: “Executive Compensation” and “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2019 Annual Meeting of Stockholders: “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters.”

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2019 Annual Meeting of Stockholders: “Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures.”

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

4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)

4.3	Form of Amendment to Warrant to Purchase Common Stock Dated June 25, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2014

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.2	Energous Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.3

Form of stock option award under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.4

Form of Non-Statutory Option Award (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

10.5

First Amendment to Energous Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No.  1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

10.6

2014 Non-Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

10.7

Form of stock option award under 2014 Non-Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)*

10.8

Offer Letter effective as of July  14, 2014 between Energous Corporation and Cesar Johnston (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.9

Form of Restricted Stock Unit Award Agreement effective as of August  14, 2014 between Energous Corporation and Cesar Johnston (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

Exhibit No.	Description of Document
10.10

Lease Agreement dated as of September  10, 2014 between the Company and Balzer Family Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2014)

10.11

Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2015)*

10.12	Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2015)*

10.13

Amended and Restated Executive Employment Agreement dated as of April 3, 2015 between the Company and Stephen R. Rizzone (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2015)*

10.14	Energous Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2015)*

10.15	Energous Corporation 2015 Performance Unit Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2015)*

10.16	Amendment No. 1 to Energous Corporation 2015 Performance Unit Share Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 22, 2015)*

10.17	Energous Corporation Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2015)

10.18	Brian Sereda Offer Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2015)*

10.19	Non-Employee Director Compensation Policy, dated December 17, 2015 (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K filed on March 15, 2016)

10.20

Securities Purchase Agreement between the Company and Ascend Legend Master Fund, Ltd., dated August 9, 2016 + (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

10.21

Amendment No. 1 to Securities Purchase Agreement between the Company and Ascend Legend Master Fund, Ltd., dated August  12, 2016 ** (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

10.22

Strategic Alliance Agreement between the Company and Dialog Semiconductor (UK) Ltd., dated November 6, 2016 ** (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

10.23

Securities Purchase Agreement between the Company and Dialog Semiconductor (UK) Ltd., dated November  6, 2016 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

10.24

Securities Purchase Agreement between the Company and Dialog Semiconductor (UK) Ltd., dated June  28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.25

Amended and Restated Warrant to Purchase Common Stock between the Company and Emily T Fairbairn Roth IRA, dated October 6, 2017 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filled on March 16, 2018)

10.26

Amended and Restated Warrant to Purchase Common Stock between the Company and Malcom P Fairbairn Roth IRA, dated October 6, 2017 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filled on March 16, 2018)

Exhibit No.	Description of Document
10.27	Energous Corporation 2017 Equity Inducement Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filled on March 16, 2018)

10.28

Offer Letter effective as of October 9, 2014 between Energous Corporation and Neeraj Sahejpal* (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filled on March 16, 2018)

10.29	Form of Severance and Change in Control Agreement* (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filled on March 16, 2018)

10.30	Energous Corporation MBO Plan* (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filled on March 16, 2018)

10.31	Non-Employee Director Compensation Policy, as amended December 28, 2018 (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filled on March 16, 2018)

10.32	Service Continuation Agreement between Energous Corporation and Michael Leabman (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filled on May 10, 2018)

10.33	Amended and Restated Energous Corporation 2013 Equity Incentive Plan* (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filled on August 9, 2018)

10.34

Amended and Restated Energous Corporation 2014 Non-Employee Equity Compensation Plan* (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filled on August 9, 2018)

10.35	Amended and Restated Performance Share Unit Plan* (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filled on November 9, 2018)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filled on March 16, 2018)+

23.1	Consent of Marcum LLP +

24.1	Power of Attorney (included on signature page) +

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 +

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 +

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Schema +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase +

101.DEF	XBRL Taxonomy Extension Definition Linkbase +

101.LAB	XBRL Taxonomy Extension Label Linkbase +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase +

*	Indicates a management contract or any compensatory plan, contract or arrangement.
+	Filed herewith.
**	Registrant has omitted portions of the referenced exhibit and submitted such exhibit separately with a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energous Corporation

Dated: February 27, 2019	By:	/s/ Stephen R. Rizzone
Stephen R. Rizzone
President, Chief Executive Officer (Principal Executive Officer) and Director

Dated: February 27, 2019	By:	/s/ Brian Sereda
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

Signatures	Title	Date

/s/ Stephen R. Rizzone	President, Chief Executive Officer and Director	February 27, 2019
Stephen R. Rizzone

/s/ Robert J. Griffin	Director and Chairman	February 27, 2019
Robert J. Griffin

/s/ John R. Gaulding	Director and Chairman Emeritus	February 27, 2019
John R. Gaulding

/s/ Martin Cooper	Director	February 27, 2019
Martin Cooper

/s/ Carol Lindstrom	Director	February 27, 2019
Carol Lindstrom

/s/ Nicolaos Alexopoulos	Director	February 27, 2019
Nicolaos Alexopoulos

/s/ Rex S. Jackson	Director	February 27, 2019
Rex S. Jackson