Form 10-Q
period 2019-03-31
Energous Corp
filed 2019-05-10
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	WATT	NASDAQ

As of May 3, 2019, there were 30,420,532 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energous Corporation

BALANCE SHEETS

	As of
	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,129,119	$20,106,485
Accounts receivable	66,650	44,550
Prepaid expenses and other current assets	490,295	637,708
Operating lease right-of-use assets	287,134	–
Total current assets	36,973,198	20,788,743

Property and equipment, net	1,144,897	1,219,016
Other assets	2,410	2,410
Total assets	$38,120,505	$22,010,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,855,306	$1,861,385
Accrued expenses	1,858,519	1,778,349
Operating lease liabilities	331,261	–
Total current liabilities	4,045,086	3,639,734

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued or outstanding	–	–
Common Stock, $0.00001 par value, 50,000,000 shares authorized at March 31, 2019 and December 31, 2018; 30,328,549 and 26,526,303 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	303	265
Additional paid-in capital	269,836,155	243,111,741
Accumulated deficit	(235,761,039)	(224,741,571)
Total stockholders’ equity	34,075,419	18,370,435
Total liabilities and stockholders’ equity	$38,120,505	$22,010,169

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenue	$66,500	$25,000
Operating expenses:
Research and development	6,800,678	8,721,552
Sales and marketing	1,599,452	1,472,396
General and administrative	2,761,911	3,280,215
Total operating expenses	11,162,041	13,474,163
Loss from operations	(11,095,541)	(13,449,163)
Other income:
Interest income	76,073	5,706
Total other income	76,073	5,706
Net loss	$(11,019,468)	$(13,443,457)
Basic and diluted loss per common share	$(0.39)	$(0.55)
Weighted average shares outstanding, basic and diluted	27,939,166	24,536,274

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ending March 31, 2018
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	22,584,588	$225	$185,659,954	$(173,901,449)	$11,758,730
Stock-based compensation - restricted stock units ("RSUs")	–	–	4,251,961	–	4,251,961
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	154,545	–	154,545
Stock-based compensation - performance share units ("PSUs")	–	–	202,702	–	202,702
Issuance of shares for RSUs	341,936	3	(3)	–	–
Issuance of shares for PSUs	80,098	1	(1)	–	–
Exercise of stock options	179,732	2	981,051	–	981,053
Cashless exercise of warrants	7,989	–	-	–	–
Proceeds from contributions to the ESPP	–	–	200,935	–	200,935
Issuance of shares in an at-the-market ("ATM") offering, net of $1,153,715 of issuance costs	2,221,455	22	38,846,793	–	38,846,815
Net loss	–	–	–	(13,443,457)	(13,443,457)
Balance, March 31, 2018 (unaudited)	25,415,798	$253	$230,297,937	$(187,344,906)	$42,953,284

	Three Months Ending March 31, 2019
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	26,526,303	$265	$243,111,741	$(224,741,571)	$18,370,435
Stock-based compensation - restricted stock units ("RSUs")	–	–	3,083,567	–	3,083,567
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	87,825	–	87,825
Issuance of shares for RSUs	434,522	4	(4)	–	–
Shares withheld for payroll tax on RSUs	(1,329)	–	(10,207)	–	(10,207)
Shares withheld for payroll tax on performance share units ("PSUs")	(44,481)	–	(329,159)	–	(329,159)
Exercise of stock options	80,201	1	400,102	–	400,103
Proceeds from contributions to the ESPP	–	–	173,167	–	173,167
Issuance of shares and warrant in a private placement, net of $1,680,844 in issuance costs	3,333,333	33	23,319,123	–	23,319,156
Net loss	–	–	–	(11,019,468)	(11,019,468)
Balance, March 31, 2019 (unaudited)	30,328,549	$303	$269,836,155	$(235,761,039)	$34,075,419

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,019,468)	$(13,443,457)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	235,368	299,520
Stock based compensation	3,171,392	4,609,208
Amortization of operating lease right-of-use assets	127,293	–
Amortization of prepaid rent from stock issuance to landlord	–	20,196
Changes in operating assets and liabilities:
Accounts receivable	(22,100)	(25,000)
Prepaid expenses and other current assets	147,413	372,021
Accounts payable	(6,079)	(120,659)
Accrued expenses	80,170	560,460
Operating lease liabilities	(83,166)	–
Net cash used in operating activities	(7,369,177)	(7,727,711)
Cash flows from investing activities:
Purchases of property and equipment	(161,249)	(238,611)
Net cash used in investing activities	(161,249)	(238,611)
Cash flows from financing activities:
Net proceeds from the sales of common stock	23,319,156	38,846,815
Proceeds from the exercise of stock options	400,103	981,053
Proceeds from contributions to employee stock purchase plan	173,167	200,935
Shares repurchased for tax withholdings on vesting of RSUs	(10,207)	–
Shares repurchased for tax withholdings on vesting of PSUs	(329,159)	–
Net cash provided by financing activities	23,553,060	40,028,803
Net increase in cash and cash equivalents	16,022,634	32,062,481
Cash and cash equivalents - beginning	20,106,485	12,795,254
Cash and cash equivalents - ending	$36,129,119	$44,857,735
Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$4	$3

The accompanying notes are an integral part of these condensed financial statements.

Note 1 - Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company has developed its WattUp® technology, consisting of proprietary semiconductor chipsets, software, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices, providing wire-free contact and non-contact charging solutions, with the potential to enable charging with mobility. The Company believes its proprietary WattUp technology can be utilized in consumer electronics such as wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, e-book readers, keyboards, mice, remote controls, rechargeable lights, cylindrical batteries, medical devices and other devices with charging requirements that would otherwise require battery replacement or wired power connection.

Note 2 – Liquidity and Management Plans

During the three months ended March 31, 2019 and 2018, the Company recorded revenue of $66,500 and $25,000, respectively. During the three months ended March 31, 2019 and 2018, the Company recorded net losses of $11,019,468 and $13,443,457, respectively. Net cash used in operating activities was $7,369,177 and $7,727,711 for the three months ended March 31, 2019 and 2018, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $23,319,156 in March 2019 and $38,846,815 in January 2018, along with payments received under product development projects.

As of March 31, 2019, the Company had cash on hand of $36,129,119. The Company expects that cash on hand as of March 31, 2019, together with anticipated revenues, will be sufficient to fund the Company’s operations into the second quarter of 2020.

Research and development of new technologies is by its nature unpredictable. Although the Company intends to continue its research and development activities, there can be no assurance that its available resources and business operations will generate revenues sufficient to sustain operations. Accordingly, the Company may pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing would be available on terms that it would find acceptable, or at all.

The market for products using the Company’s technology is broad, but is nascent and unproven, so the Company’s success is dependent upon many factors, including customer acceptance of our existing products, technical feasibility of future products, regulatory approval, competition and global market fluctuations.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2018 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019.  The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the Company’s December 31, 2018 audited financial statements.

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

Note 3 – Summary of Significant Accounting Policies, continued

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

The Company records revenue associated with product development projects that it enters into with certain customers. In general, these development projects are complex, and the Company does not have certainty about its ability to achieve the project milestones. The achievement of a milestone is dependent on the Company’s performance obligation and requires acceptance by the customer.  The Company recognizes revenue based on when the performance obligation is met. However, the Company does not recognize revenue in excess of that payable upon achievement of an accepted milestone, as there would be uncertainty of payment for work that has not been accepted. The payment associated with achieving the performance obligation is generally commensurate with the Company’s effort or the value of the deliverable and is nonrefundable. The Company records the expenses related to these projects in research and development expense, in the periods such expenses were incurred.

The Company records royalty revenue from its manufacturing partner, Dialog, based on shipments from Dialog to its customers.

Currently, other than royalty revenue from Dialog, the Company’s only revenue source is product development projects.

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $6,800,678 and $8,721,552 for the three months ended March 31, 2019 and 2018, respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees, board members and contractors in accordance with accounting guidance that requires awards to be recorded at their fair value on the date of grant and are amortized over the vesting period of the award. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the award, which is typically the vesting term of the equity instrument issued.

Under the Energous Corporation Employee Stock Purchase Plan (“ESPP”), employees may purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the closing market prices measured on the first and last days of each half-year period. The Company recognizes compensation expense for the fair value of the purchase options, as measured on the grant date.

Note 3 – Summary of Significant Accounting Policies, continued

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2019, no liability for unrecognized tax benefits was required to be reported. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2019 and 2018.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”), performance stock units (“PSUs”) and the shares issuable from the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 7,601,654 and 7,420,048 for the three months ended March 31, 2019 and 2018, respectively, because their inclusion would be anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2019	2018
Financing Warrant to purchase common stock	-	13,889
Warrant issued to private investors	4,702,354	3,035,688
Options to purchase common stock	576,293	857,507
RSUs	2,323,007	2,641,405
PSUs	-	871,559
Total potentially dilutive securities	7,601,654	7,420,048

Note 3 – Summary of Significant Accounting Policies, continued

Leases

As of January 1, 2019, the Company determines if an arrangement is a lease at the inception of the arrangement. The Company applies the short-term lease recognition exemption and recognizes lease payments in profit or loss at lease commencement for facility or equipment leases that have a lease term of 12 months or less and do not include a purchase option whose exercise is reasonably certain. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities.

ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are measured and recorded at the later of the adoption date, January 1, 2019, or the service commencement date based on the present value of lease payments over the lease term. The Company uses the implicit interest rate when readily determinable; however, most leases do not establish an implicit rate, so the Company uses an estimate of the incremental borrowing rate based on the information available at the time of measurement. Lease expense for lease payments is recognized on a straight-line basis over the lease term. See Note 4 – Commitments and Contingencies, Operating Leases for further discussion of the Company’s operating leases.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified approach. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company has adopted ASU 2016-02 and its adoption had no material impact on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (230) – Restricted Cash.” ASU No. 2016-18 requires an entity to include amounts described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2018. The Company has adopted ASU 2016-18 and its adoption had no material impact on its financial statements.

In July 2017, the FASB issued a two-part ASU No. 2017-11, I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted ASU 2017-11 and its adoption had no material impact on its financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting.” ASU 2018-07 aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, “Equity – Equity-based Payments to Nonemployees.” It is effective for annual reporting periods beginning after December 15, 2018. The Company adopted ASU 2018-07 and its adoption had no material impact on its financial statements.

Note 3 – Summary of Significant Accounting Policies, continued

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2019, through the date which the financial statements are issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

On February 26, 2015, the Company entered into a sub-lease agreement for additional space in its San Jose location on the first floor. The agreement has a term which expires on June 30, 2019 and a current monthly rent of $6,668 per month. On August 25, 2015, the Company entered into an additional amended sub-lease agreement for additional space on the first floor. The agreement has a term which expires on June 30, 2019 and a current monthly rent of $4,578 per month.

On March 13, 2019, the Company amended its Lease Agreement with the Landlord which combined both the first floor space and the second floor space for the final three months of the original lease term for the second floor, which expires on September 30, 2019. Effective July 1, 2019 through September 30, 2019, the new monthly rent payment will be $48,372.

On May 31, 2017, the Company renewed a lease agreement for the Company’s space in Costa Mesa, California. The agreement has a term that expires on September 30, 2019 with initial monthly rent of $9,040, and is subject to certain annual escalations as defined in the agreement.

The Company is currently negotiating renewals of its main facility leases.

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $414,426 and operating lease liabilities of $485,747, with no material cumulative effect adjustment to equity as of the date of adoption. As of March 31, 2019, the Company’s remaining weighted average operating lease terms were approximately 6 months. The weighted average discount rate used to measure the outstanding operating lease liabilities was 10% as of March 31, 2019.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of March 31, 2019 is as follows:

Amount
(unaudited)
2019	338,871
Present value discount (10% weighted average)	(7,610)
Total operating lease liabilities	$331,261

Note 4 – Commitments and Contingencies, continued

Hosted Design Solution Agreement

In June 2015, the Company entered into a three-year agreement to license electronic design automation software in a hosted environment. Pursuant to the agreement, under which services began in July 2015, the Company is required to remit quarterly payments in the amount of approximately $101,000 with the last payment due in March 2018. In December 2015, the agreement was amended to update and redefine the hosted hardware and software licensed by the Company and the quarterly payments increased to approximately $198,000. In July 2018, the Company renewed the three-year agreement, and the Company is required to remit quarterly payments in the amount of approximately $218,000, with the last payment due in March 2021.

Litigations, Claims, and Assessments

The Company is from time to time involved in various disputes, claims, liens and litigation matters arising in the normal course of business. While the outcome of these disputes, claims, liens and litigation matters cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of these matters will have a material adverse effect on the Company's combined financial position, results of operations or cash flows.

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

During the three months ended March 31, 2019, the Company accrued $314,513 in expense under the Bonus Plan, which will be paid during the second quarter of 2019. During the three months ended March 31, 2018, the Company accrued $267,296 in bonus expense, which was paid during the second quarter of 2018.

Severance and Change in Control Agreement

On March 15, 2018, the Compensation Committee approved a form of Severance and Change in Control Agreement (“Severance Agreement”) that the Company may enter into with executive officers (“Executive”).

Under the Severance Agreement, if an Executive is terminated in a qualifying termination, the Company agrees to pay the Executive six to 12 months of that Executive’s monthly base salary and bonuses, in under some circumstances. If the Executive elects continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) the Company agrees to pay the full amount of Executive’s premiums under the Company’s health, dental and vision plans, including coverage for the Executive’s eligible dependents, for the six to 12 month period following the Executive’s termination.

Employee Agreement – Stephen Rizzone

On April 3, 2015, the Company entered into an Amended and Restated Executive Employment Agreement with Stephen R. Rizzone, the Company’s President and Chief Executive Officer (“Employment Agreement”).

The Employment Agreement was effective as of January 1, 2015, had an initial term of four years and has been automatically renewed annually thereafter. The Employment Agreement provides for an annual base salary of $365,000, and Mr. Rizzone is eligible to receive quarterly cash bonuses with a total target amount equal to 100% of his base salary based upon achievement of performance-based objectives established by the Board.

Mr. Rizzone is also eligible to receive all customary and usual benefits generally available to senior executives of the Company.

Note 4 – Commitments and Contingencies, continued

Strategic Alliance Agreement

In November 2016, the Company and Dialog Semiconductor plc (“Dialog”), a related party (see Note 7—Related Party Transactions), entered into a Strategic Alliance Agreement (“Alliance Agreement”) for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (“Licensed Products”). Pursuant to the terms of the Alliance Agreement, the Company agreed to engage Dialog as the exclusive supplier of the Licensed Products for specified fields of use, subject to certain exceptions (the “Company Exclusivity Requirement”). Dialog agreed to not distribute, sell or work with any third party to develop any competing products without the Company’s approval (the “Dialog Exclusivity Requirement”). In addition, both parties agreed on a revenue sharing arrangement and will collaborate on the commercialization of Licensed Products based on a mutually-agreed upon plan. Each party will retain all of its intellectual property.

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

Public Offerings

Pursuant to a shelf registration statement on Form S-3 filed on April 24, 2015, in January 2018, the Company raised $38,846,815 (net of $1,153,715 in underwriter’s discount and issuance costs) from the sale of stock in an “at-the-market” offering of its common stock.

On August 9, 2018, the Company filed a shelf registration statement on Form S-3, which became effective on August 17, 2018. This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. Pursuant to this registration statement, in March 2019 the Company raised $23,319,156 (net of $1,680,844 in underwriter’s discount and issuance costs) from an offering of shares of its common stock and warrants to purchase 1,666,666 shares of common stock at an exercise price of $10.00 per share.

Note 6 – Stock-Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2013 Equity Incentive Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 1,600,000 shares, bringing to 6,085,967 the total number of shares approved for issuance under that plan.

As of March 31, 2019, 1,501,148 shares of common stock remain available to be issued under the 2013 Equity Incentive Plan.

Note 6 – Stock Based Compensation, continued

Equity Incentive Plans, continued

2014 Non-Employee Equity Compensation Plan

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2014 Equity Incentive Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 250,000 shares, bringing to 850,000 the total number of shares approved for issuance under that plan.

As of March 31, 2019, 208,842 shares of common stock remain available to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 1,400,000 shares, bringing to 2,710,104 the total number of shares approved for issuance under that plan.

As of March 31, 2019, 1,431,951 shares of common stock remain available to be issued through equity-based instruments under the Performance Share Unit Plan.

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

As of March 31, 2019, 283,469 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

Employee Stock Purchase Plan

In April 2015, the Company’s Board approved the ESPP, under which 600,000 shares of common stock were reserved for purchase by the Company’s employees, and on May 21, 2015, the Company’s stockholders approved the ESPP. Under the ESPP, employees may designate an amount not less than 1% but not more than 10% of their annual compensation for the purchase of Company shares. No more than 7,500 shares may be purchased by an employee under the ESPP during an offering period. An offering period shall be six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of the purchase option will be the lesser of 85% of the fair market of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

As of March 31, 2019, 343,753 shares of common stock remain available to be issued under the ESPP. As of March 31, 2019, employees have contributed $173,167 through payroll withholdings to the ESPP for the current offering period. Shares will be deemed delivered on June 30, 2019 for the current offering period.

Note 6 – Stock Based Compensation, continued

Stock Option Activity

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2019	656,494	$5.57	4.6	$252,887
Granted	–	–	–	–
Exercised	(80,201)	4.99	–	–
Forfeited	–	–	–	–
Outstanding at March 31, 2019	576,293	$5.65	5.0	$794,214
Exercisable at January 1, 2019	656,494	$5.57	4.6	$252,887
Vested	–	–	–	–
Exercised	(80,201)	4.99	–	–
Forfeited	–	–	–	–
Exercisable at March 31, 2019	576,293	$5.65	5.0	$794,214

As of March 31, 2019, the unamortized value of options was $0.

Note 6 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2019, the Compensation Committee granted various directors and consultants RSUs covering 157,987 shares of common stock under the 2014 Non-Employee Equity Compensation Plan. The awards vest over terms from one to three years.

During the three months ended March 31, 2019, the Compensation Committee granted various employees RSUs covering 310,750 shares of common stock under the 2013 Equity Incentive Plan. The awards vest over terms ranging from one to four years.

During the three months ended March 31, 2019, the Compensation Committee granted employees RSUs covering 25,500 shares of common stock under the 2017 Equity Inducement Plan. The awards vest over four years.

As of March 31, 2019, the unamortized value of the RSUs was $22,695,586. The unamortized amount will be expensed over a weighted average period of 2.1 years. A summary of the activity related to RSUs for the three months ended March 31, 2019 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	2,469,174	$15.07
RSUs granted	494,237	$6.16
RSUs forfeited	(205,882)	$15.28
RSUs vested	(434,522)	$15.97
Outstanding at March 31, 2019	2,323,007	$12.99

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The performance goals are related to the Company’s market capitalization or market price of the common stock.

Amortization for all PSU awards was $0 and $202,702 for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, all PSUs had either vested or expired and were no longer outstanding.

Employee Stock Purchase Plan (“ESPP”)

The current offering period under the ESPP started on January 1, 2019 and will conclude on June 30, 2019. During the year ended December 31, 2018, there were two offering periods for the ESPP. The first offering period started on January 1, 2018 and concluded on June 30, 2018. The second offering period started on July 1, 2018 and concluded on December 31, 2018.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $2.43 and $13.84 for the three months ended March 31, 2019 and 2018, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $87,825 and $154,545 for the three months ended March 31, 2019 and 2018, respectively.

Note 6 – Stock Based Compensation, continued

Employee Stock Purchase Plan (“ESPP”), continued

The Company estimated the fair value of ESPP purchase options granted during the three months ended March 31, 2019 and 2018 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Stock price	$5.79	$22.34
Dividend yield	0%	0%
Expected volatility	96%	177%
Risk-free interest rate	2.51%	1.61%
Expected life	6 months	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
RSUs	3,083,567	$4,251,961
PSUs	–	202,702
ESPP	87,825	154,545
Total	$3,171,392	$4,609,208

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended March 31,
	2019	2018
Research and development	$1,656,553	$3,058,530
Sales and marketing	377,048	281,358
General and administrative	1,137,791	1,269,320
Total	$3,171,392	$4,609,208

Note 7 – Related Party Transactions

In November 2016, the Company and Dialog entered into an alliance agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of March 31, 2019, Dialog owns approximately 5.7% of the Company’s outstanding common shares and could potentially own 9.9% of the Company’s outstanding common shares if it exercised all of its warrants for common shares. For the three months ended March 31, 2019 and 2018, the Company paid $0 and $43,700 to Dialog for chip development costs incurred, which is recorded under research and development expense. We recorded $7,100 and $0 in revenue pursuant to the Strategic Alliance Agreement for the three months ended March 31, 2019 and 2018.

Note 8 – Customer Concentration

Four customers accounted for approximately 98% of the Company’s revenue for the three months ended March 31, 2019 and one customer accounted for 100% of the Company’s revenue for the three months ended March 31, 2018. Four customers accounted for approximately 98% of the accounts receivable balance as of March 31, 2019. Three customers accounted for approximately 86% of the accounts receivable balance as of December 31, 2018.

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

Overview

We have developed our WattUp® wireless power technology, consisting of proprietary semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities, including contact-based wireless charging and wireless charging at various distances, and in some use cases mobility charging. In November 2016 we entered into a Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), an industry leader in Bluetooth low energy semiconductors and power management semiconductors. In conjunction with the Strategic Alliance Agreement, Dialog manufactures and is the exclusive distributor of integrated circuit (“IC”) products that incorporate our designs and provides sales and logistic support to customers on a global basis. We believe our proprietary WattUp technology can be utilized in consumer electronics such as wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, smartwatches, fitness bands, keyboards, mice, remote controls, rechargeable lights, batteries, medical devices, and other devices with charging requirements that would otherwise require battery replacement or a wired power connection.

We believe our technology is innovative in its approach, in that we are developing solutions that charge electronic devices by surrounding them with a focused RF energy pocket. We are engineering solutions that deliver wire-free energy for contact-based charging applications and are also developing non-contact charging at distances up to approximately three feet, as well as low-power charging for distances up to 15 feet. We have demonstrated for non-contact applications, our transmitter technology is able to mesh into a wire-free charging network that will allow users to charge their devices even as the devices are moved about in three-dimensional space. To date, we have developed multiple transmitter prototypes and multiple receiver prototypes.  The transmitters vary in terms of their form factor, power specification, and frequency. The receivers can be used in a variety of applications, such as smartphone battery cases, toys, fitness trackers, Bluetooth headsets, tracking devices, and stand-alone receivers. We are engaged in pre-production and initial production activity with several consumer electronic, medical device and industrial companies to introduce our contact-based near field transmitters and receivers in products going to market in 2019. We are also in discussion with potential customers in the consumer and industrial spaces that are considering our solutions to supply low power distance charging for products that could enter the market as early as 2019.

When the company was founded in 2012, we recognized the need to design and build an enterprise-class network management and control software (“NMS”) system that would be integral to supporting our customers’ rapid and cost-effective deployment of our wire-free charging technology. Our NMS system is robust enough to scale up to control thousands of devices across an enterprise, or scaled down to meet the needs of a home or IoT environment.

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

Our technology solution consists principally of transmitter controller ICs, power amplifier ICs and receiver ICs, as well as novel antenna designs, application prototypes and proprietary software algorithms. We submitted our first IC design for wafer fabrication in 2013 and have developed many generations of transmitter and receiver ICs, antenna designs, and software algorithms.  We have endeavored to optimize our technology by reducing size and cost, while at the same time increasing performance which enables our designs to be integrated into a broad spectrum of devices. We have developed a “building block” approach that allows us to scale our product implementations by combining multiple transmitter building blocks or multiple receiver building blocks to meet the the power, distance, size and cost requirements of customer applications requirements. Our technology is readily scalable because the same ICs that are used for contact based charging can be used for distance based charging solutions. We have developed two classes of chip solutions, a CMOS-based technology focused on low cost, small footprint and low power (less than 5 watts) and a GaAs/GAn-based technology capable of delivering higher power with greater efficiency. We intend to continue to invest in research and development with high power capabilities of 20 watts and beyond at high levels of efficiency. We intend to continue to invest in improving product performance, efficiency, cost-performance and miniaturization as required to reach multiple markets and expand the power-at-a-distance ecosystem, while maintaining a technology lead on potential competitors.

In 2015 we entered into a milestone-based development and license agreement with a top tier consumer electronics company from which we recognized engineering services revenue over several periods. We are currently not providing them any engineering services and are discussing the future direction of the agreement. As we have stated previously, there are no guarantees that our WattUp technology will ever be integrated into this company’s products.

In February 2016, we began delivering evaluation kits to potential licensees of our technology, to allow their respective engineering and product management departments to test and evaluate the technology. Our customers’ product development, technology integration and product introduction cycles occur over multiple quarters and generally more than a year elapses before first evaluation and final shipment of the customer’s product. Should our customers begin to sell products to end customers that incorporate our technology, we would expect the commercialization cycle to shorten over time as the technology matures.

We generally maintain exclusive rights to all intellectual property in our technology.  Our intellectual property strategy includes pursuing patent protection for new innovations. As of February 19, 2019, we had more than 125 pending patent and provisional patent applications. As of that date, the U.S. Patent and Trademark Office and international patent offices had issued 176 patents and had notified us of the allowance of 26 additional patents. In addition to the inventions covered by these patents and patent applications, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and pursue those that we believe are most protective for our business and expand the core value of the Company.

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

Critical Accounting Policies and Estimates

Revenue Recognition

On January 1, 2018 we adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which is described in Note 3 of the accompanying financial statements.

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

We record revenue associated with product development projects that we enter into with certain customers.  In general, these projects are associated with complex technology development, and as such we do not have certainty about our ability to achieve the program milestones. Achievement of the milestone is dependent on our performance and typically requires acceptance by the customer. The payment associated with achieving the milestone is generally commensurate with our effort or the value of the deliverable and is nonrefundable. We record the expenses related to these projects, generally in research and development expense, in the periods incurred.

We record royalty revenue from our manufacturing partner, Dialog, based on the number of shipments from Dialog to its customers.

Currently, other than royalty revenue from Dialog, our only revenue source is product development projects.

Results of Operations

Three Months Ended March 31, 2019 and 2018

Revenues.  During the three months ended March 31, 2019 and 2018, we recorded revenue of $66,500 and $25,000, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Losses from operations for the three months ended March 31, 2019 and 2018 were $11,095,541 and $13,449,163, respectively.

Research and Development Costs.  Research and development costs were $6,800,678 and $8,721,552, respectively, for the three months ended March 31, 2019 and 2018. The decrease of $1,920,874 is primarily due to a $1,401,977 decrease in stock-based compensation as older equity awards become fully amortized, a $374,249 decrease in legal patent costs, a $171,706 decrease in legal costs pertaining to obtaining regulatory approvals, an $84,543 decrease in regulatory testing expense and a $74,000 decrease in recruiting fees, partially offset by a $236,632 increase in payroll costs.

Sales and Marketing Costs.  Sales and marketing costs for the three months ended March 31, 2019 and 2018 were $1,599,452 and $1,472,396, respectively. The increase of $127,056 is primarily due to a $95,690 increase in stock-based compensation from the grants of new equity awards, a $62,724 increase in engineering supplies utilized by the sales and marketing department and a $59,980 increase in tradeshow expense, partially offset by a $30,700 decrease in graphic design costs and a $30,000 decrease in recruiting fees.

General and Administrative Expenses.  General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the three months ended March 31, 2019 and 2018 were $2,761,911 and $3,280,215, respectively. The decrease of $518,304 is primarily due to $387,881 decrease in legal and accounting expenses, a $131,529 decrease in stock-based compensation as older equity awards become fully amortized and a $58,211 decrease in general office expenses, partially offset by a $77,040 increase in payroll compensation.

Interest Income. Interest income for the three months ended March 31, 2019 was $76,073 as compared to interest income of $5,706 for the three months ended March 31, 2018. The increase of $70,367 is due to a more favorable interest rate from a short-term certificate of deposit.

Net Loss. As a result of the above, net loss for the three months ended March 31, 2019 was $11,019,468 as compared to $13,443,457 for the three months ended March 31, 2018.

Liquidity and Capital Resources

During the three months ended March 31, 2019 and 2018, we recorded revenue of $66,500 and $25,000, respectively. We incurred net losses of $11,019,468 and $13,443,457 for the three months ended March 31, 2019 and 2018, respectively. Net cash used in operating activities was $7,369,177 and $7,727,711 for the three months ended March 31, 2019 and 2018, respectively. The Company is currently meeting its liquidity requirements through the proceeds securities offerings that raised net proceeds of $23,319,156 in March 2019 and $38,846,815 in January 2018, along with payments received under product development projects.

We believe our current cash on hand, together with anticipated revenues, will be sufficient to fund our operations into the second quarter of 2020. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we may pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing would be available on terms that we would find acceptable, or at all.

During the three months ended March 31, 2019, cash flows used in operating activities were $7,369,177, consisting of a net loss of $11,019,468, less non-cash expenses aggregating $3,534,053 (principally stock-based compensation of $3,171,392 and depreciation and amortization expense of $235,368), a $147,413 decrease in prepaid expenses and other current assets and an $80,170 increase in accrued expenses.

During the three months ended March 31, 2018, cash flows used in operating activities were $7,727,711, consisting of a net loss of $13,443,457, less non-cash expenses aggregating $4,928,924 (principally stock-based compensation of $4,609,208 and depreciation expense of $299,520), a $120,659 decrease in accounts payable, a $25,000 increase in accounts receivable, offset by a $560,460 increase in accrued expenses and a $372,021 decrease in prepaid expenses and other current assets.

During the three months ended March 31, 2019 and 2018, cash flows used in investing activities were $161,249 and $238,611, respectively. The cash used in investing activities for the three months ended March 31, 2019 primarily consisted of leasehold improvements related to the construction of a regulatory testing chamber within our office space. The cash used in investing activities for the three months ended March 31, 2018 primarily consisted of the purchase of computer hardware and engineering software licenses.

During the three months ended March 31, 2019, cash flows provided by financing activities were $23,553,060, which consisted of $23,319,156 in net proceeds from a private offering of shares and warrants pursuant to a shelf registration, $400,103 in proceeds from the exercises of stock options and $173,167 in proceeds from contributions to the ESPP, partially offset by $339,366 in shares withheld for the payment of payroll taxes for the delivery of RSUs and PSUs. During the three months ended March 31, 2018, cash flows provided by financing activities were $40,028,803, which consisted of $38,846,815 in net proceeds from the sale of shares of our common stock to the public in an ATM offering, $981,053 in proceeds from the exercises of stock options and $200,935 in proceeds from contributions to the ESPP.

Research and development of new technologies is, by its nature, unpredictable. Although we intend to continue our research and undertake development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations.

Furthermore, since we have no committed source of financing, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations.

Off Balance Sheet Transactions

As of March 31, 2019, we did not have any off-balance sheet transactions.

Material Changes in Specified Contractual Obligations

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our most recent Annual Report on Form 10-K. There were no material changes outside the ordinary course of our business in the specified contractual obligations during the three months ended March 31, 2019.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended March 31, 2019. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2018 for a discussion of our exposure to market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of March 31, 2019, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission on February 28, 2019. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of March 31, 2019, we had an accumulated deficit of approximately $236 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

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

We have entered into a strategic alliance agreement with Dialog Semiconductor, a provider of electronics products, pursuant to which we licensed our WattUp technology to Dialog and it became the exclusive provider of our technology. We intend to leverage Dialog’s sales and distribution channels and its operational capabilities to accelerate market adoption of our technology, while we focus our resources on research and development of our technology. There can be no assurance that Dialog will promote our technology successfully, or that it will be successful in producing and distributing related products to our customers’ specifications. Dialog may have other priorities or may encounter difficulties in its own business that interfere with the success of our relationship. If this strategic relationship does not work as we intend, then we may be required to seek an arrangement with another strategic partner, or to develop internal capabilities, which will require a commitment of management time and our financial resources to identify a replacement strategic partner, or to develop our own production and distribution capabilities. As a result, we may be unable without undue expense to replace this agreement with one or more new strategic relationships to promote and provide our technology which could increase our costs and delay revenues.

Terms of one of our development and license agreements could limit our ability to license our technology in specific markets.

The terms of an development and license agreement with a tier-one consumer electronics company limits our ability to do business in some industry verticals, which could cause some potential customers to not choose our technology for use in their products, which could have a negative impact on our revenue opportunities and financial results.

We may need additional financing in order to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We may not have sufficient funds to fully implement our long-term business plans. We may need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of substantial revenue for such products. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which could restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of economic conditions, general global economic uncertainty, political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms.

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

To date we have operated primarily in the research and development phase of our business. If we are successful, we will need to expand our business operations, which will impose new demands on our financial, technical, operational and management resources. If we do not upgrade our technical, administrative, operating and financial control systems, or if unexpected expansion difficulties arise, including issues relating to our research and development activities, then retention of experienced scientists, managers and engineers could become more challenging  having a material adverse effect on our business, results of operations and financial condition.

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

Our strategy depends on our customers developing successful commercial products using our technology and selling them into the consumer, enterprise and commercial markets. We will need to understand procurement and buying cycles to be successful in licensing our technology. We anticipate it is possible that demand for our technology may vary in different segments of the consumer electronics market, such as hearing aids, wearables, toys, watches, accessories, laptops, tablet, mobile phones and gaming systems. Such consumer markets are often seasonal, with peaks in and around the December holiday season and the August-September back-to-school season. Enterprises and commercial customers may have annual or other budgeting and buying cycles that could affect us, and, particularly if we are designated as a capital improvement project, we may have a long or unpredictable sales cycle.

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

Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in products incorporating our technologies. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. For example, we may be unsuccessful in defending our patents and other proprietary rights against third party challenges. If we do not have the resources to defend our intellectual property, the value of our intellectual property and our licensed technology will decline, In addition, some companies that integrate our technology into their products may acquire rights in the technology that limit our business or increase our costs.  If we are not successful in protecting our intellectual property effectively, our financial results may be adversely affected and the price of our common stock could decline.

We depend upon a combination of patent, trade secrets, copyright and trademark laws to protect our intellectual property and technology.

We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. These measures may not be adequate to safeguard our technology. If they do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. Although we are attempting to obtain patent coverage for our technology where available and where we believe appropriate, there are aspects of the technology for which patent coverage may never be sought or received. We may not possess the resources to or may not choose to pursue patent protection outside the United States or any or every country other than the United States where we may eventually decide to sell our future products. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we would have no patent protection.

Although we have a number of patent applications on file in the United States, the patents may not issue, may issue only with limited coverage or may issue and be subsequently successfully challenged by others and held invalid or unenforceable.

Similarly, even if patents are issued based on our applications or future applications, any issued patents may not provide us with any competitive advantages. Competitors may be able to design around our patents or develop products that provide outcomes comparable or superior to ours. Our patents may be held invalid or unenforceable as a result of legal challenges or claims of prior art by third parties, and others may challenge the inventorship or ownership of our patents and pending patent applications. In addition, if we secure protection in countries outside the United States, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

Our strategy is to deploy our technology into the market by licensing patent and other proprietary rights to third parties and customers. Disputes with our licensees may arise regarding the scope and content of these licenses. Further, our ability to expand into additional fields with our technologies may be restricted by existing licenses or licenses we may grant to third parties in the future.

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

The market price of the common stock has fluctuated significantly since our initial public offering in 2014. Over the past year, our common stock has experienced an intra-day trading high of $21.00 per share and a low of $4.41 per share. The price of our common stock is likely to continue to fluctuate significantly in response to many factors that are beyond our control, including:

•	regulatory announcements;
•	actual or anticipated variations in operating results;
•	the limited number of holders of the common stock;
•	changes in the economic performance and/or market valuations of other technology companies;
•	our announcements of significant strategic partnerships, regulatory developments and other events;
•	announcements by other companies in our industry;
•	articles published or rumors circulated by third parties regarding our business, technology or development partners;
•	additions or departures of key personnel; and
•	sales or other transactions involving our capital stock.

We are no longer an “emerging growth company,” so we are no longer exempt from various reporting requirements as we were in the past.

In prior years we were classified as an “emerging growth company” and were exempt from various public company reporting requirements as a result.  We no longer have that status and accordingly are will make these disclosures for the first time this year.  For example, we will now be required to provide auditor attestation of our internal control over financial reporting, have greater disclosure obligations about executive compensation, and will no longer be exempt from the requirement to hold a nonbinding shareholder advisory vote on our executive compensation. It may be more difficult than we anticipate to meet such disclosure and other requirements for the first time.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of March 31, 2019, we cannot assure you that we will not identify a material weakness in our internal control in the future.

If we have a material weakness in our internal controls, we may fail to detect errors in our financial accounting, which may require a financial restatement or otherwise harm our operating results, cause us to fail to meet our SEC reporting obligations or Nasdaq listing requirements, adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

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

All decisions with respect to the management of our company are made by our board of directors and our officers, who beneficially own approximately 7% of our common stock collectively. In addition, our greater than 5% stockholders such as Dialog Semiconductor plc, Emily and Malcolm Fairbairn, and DvineWave Holdings LLC beneficially owned approximately 10.1%, 5.9%, and 5.3%, respectively, of our common stock as of May 1, 2019. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We expect to continue to incur significant costs as a result of being a public reporting company and our management will be required to devote substantial time to meet our compliance obligations.

As a public reporting company, we incur significant legal, accounting and other expenses. We are subject to reporting requirements of the Securities Exchange Act of 1934 and rules subsequently implemented by the Securities and Exchange Commission that require us to establish and maintain effective disclosure controls and financial controls, as well as some specific corporate governance practices. Our management and other personnel are expected to devote a substantial amount of time to compliance initiatives associated with our public reporting company status.

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

10.1

Form of Securities Purchase Agreement among Energous Corporation and certain investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2019)

10.2	Form of Common Stock Purchase Warrant (filled herewith)

10.3	Non-Employee Director Compensation Policy, as amended April 6, 2018 (filled herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

*	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGOUS CORPORATION
(Registrant)

Date: May 10, 2019	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Brian Sereda
		Name:	Brian Sereda
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)