Form 10-Q
period 2019-06-30
Energous Corp
filed 2019-08-09
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	WATT	The Nasdaq Stock Market

As of August 2, 2019, there were 30,637,520 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energous Corporation

BALANCE SHEETS

	As of
	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,208,245	$20,106,485
Accounts receivable	47,500	44,550
Prepaid expenses and other current assets	486,360	637,708
Operating lease right-of-use assets	121,216	–
Total current assets	29,863,321	20,788,743

Property and equipment, net	914,964	1,219,016
Other assets	2,410	2,410
Total assets	$30,780,695	$22,010,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,327,261	$1,861,385
Accrued expenses	2,111,116	1,778,349
Operating lease liabilities	127,540	–
Total current liabilities	3,565,917	3,639,734

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued or outstanding	–	–
Common Stock, $0.00001 par value, 50,000,000 shares authorized at June 30, 2019 and December 31, 2018; 30,603,534 and 26,526,303 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	306	265
Additional paid-in capital	272,779,507	243,111,741
Accumulated deficit	(245,565,035)	(224,741,571)
Total stockholders’ equity	27,214,778	18,370,435
Total liabilities and stockholders’ equity	$30,780,695	$22,010,169

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$47,500	$205,773	$114,000	$230,773
Operating expenses:
Research and development	5,515,017	7,639,974	12,315,695	16,361,526
Sales and marketing	1,143,910	1,602,137	2,743,362	3,074,533
General and administrative	3,335,229	3,268,028	6,097,140	6,548,243
Total operating expenses	9,994,156	12,510,139	21,156,197	25,984,302
Loss from operations	(9,946,656)	(12,304,366)	(21,042,197)	(25,753,529)
Other income:
Interest income	142,660	5,995	218,733	11,701
Total other income	142,660	5,995	218,733	11,701
Net loss	$(9,803,996)	$(12,298,371)	$(20,823,464)	$(25,741,828)
Basic and diluted loss per common share	$(0.32)	$(0.48)	$(0.71)	$(1.03)
Weighted average shares outstanding, basic and diluted	30,445,438	25,479,861	29,199,225	25,042,529

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	26,526,303	$265	$243,111,741	$(224,741,571)	$18,370,435
Stock-based compensation - restricted stock units ("RSUs")	–	–	3,083,567	–	3,083,567
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	87,825	–	87,825
Issuance of shares for RSUs	434,522	4	(4)	–	–
Shares withheld for payroll tax on RSUs	(1,329)	–	(10,207)	–	(10,207)
Shares withheld for payroll tax on performance share units ("PSUs")	(44,481)	–	(329,159)	–	(329,159)
Exercise of stock options	80,201	1	400,102	–	400,103
Proceeds from contributions to the ESPP	–	–	173,167	–	173,167
Issuance of shares and warrant in a private placement, net of $1,680,844 in issuance costs	3,333,333	33	23,319,123	–	23,319,156
Net loss	–	–	–	(11,019,468)	(11,019,468)
Balance, March 31, 2019 (unaudited)	30,328,549	$303	$269,836,155	$(235,761,039)	$34,075,419
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,675,184	–	2,675,184
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	122,749	–	122,749
Issuance of shares for RSUs	189,220	2	(2)	–	–
Proceeds from contributions to the ESPP	85,765	1	145,421	–	145,422
Net loss	–	–	–	(9,803,996)	(9,803,996)
Balance, June 30, 2019 (unaudited)	30,603,534	$306	$272,779,507	$(245,565,035)	$27,214,778

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	22,584,588	$225	$185,659,954	$(173,901,449)	$11,758,730
Stock-based compensation - restricted stock units ("RSUs")	–	–	4,251,961	–	4,251,961
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	154,545	–	154,545
Stock-based compensation - performance share units ("PSUs")	–	–	202,702	–	202,702
Issuance of shares for RSUs	341,936	3	(3)	–	–
Issuance of shares for PSUs	80,098	1	(1)	–	–
Exercise of stock options	179,732	2	981,051	–	981,053
Cashless exercise of warrants	7,989	–	–	–	–
Proceeds from contributions to the ESPP	–	–	200,935	–	200,935
Issuance of shares in an at-the-market ("ATM") offering, net of $1,153,715 in issuance costs	2,221,455	22	38,846,793	–	38,846,815
Net loss	–	–	–	(13,443,457)	(13,443,457)
Balance, March 31, 2018 (unaudited)	25,415,798	$253	$230,297,937	$(187,344,906)	$42,953,284
Stock-based compensation - restricted stock units ("RSUs")	–	–	3,884,725	–	3,884,725
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	253,201	–	253,201
Stock-based compensation - performance share units ("PSUs")	–	–	204,954	–	204,954
Issuance of shares for RSUs	104,112	1	(1)	–	–
Exercise of stock options	872	–	2,171	–	2,171
Cashless exercise of warrants	11,370	–	–	–	–
Proceeds from contributions to the ESPP	29,458	–	169,879	–	169,879
Net loss	–	–	–	(12,298,371)	(12,298,371)
Balance, June 30, 2018 (unaudited)	25,561,610	$254	$234,812,866	$(199,643,277)	$35,169,843

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(20,823,464)	$(25,741,828)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	476,863	574,815
Stock based compensation	5,969,325	8,952,088
Amortization of operating lease right-of-use assets	293,210	–
Amortization of prepaid rent from stock issuance to landlord	–	40,392
Changes in operating assets and liabilities:
Accounts receivable	(2,950)	(205,773)
Prepaid expenses and other current assets	94,681	436,360
Accounts payable	(534,124)	361,302
Accrued expenses	332,767	211,518
Operating lease liabilities	(230,219)	–
Net cash used in operating activities	(14,423,911)	(15,371,126)
Cash flows from investing activities:
Purchases of property and equipment	(172,811)	(548,800)
Net cash used in investing activities	(172,811)	(548,800)
Cash flows from financing activities:
Net proceeds from the sales of common stock	23,319,156	38,846,815
Proceeds from the exercise of stock options	400,103	983,224
Proceeds from contributions to employee stock purchase plan	318,589	370,814
Shares repurchased for tax withholdings on vesting of RSUs	(10,207)	–
Shares repurchased for tax withholdings on vesting of PSUs	(329,159)	–
Net cash provided by financing activities	23,698,482	40,200,853
Net increase in cash and cash equivalents	9,101,760	24,280,927
Cash and cash equivalents – beginning	20,106,485	12,795,254
Cash and cash equivalents – ending	$29,208,245	$37,076,181
Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$6	$4
Common stock issued for PSUs	$–	$1

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

Note 2 – Liquidity and Management Plans

During the three and six months ended June 30, 2019, the Company recorded revenue of $47,500 and $114,000, respectively, and during the three and six months ended June 30, 2018, the Company recorded revenue of $205,773 and $230,773, respectively. During the three and six months ended June 30, 2019, the Company recorded net losses of $9,803,996 and $20,823,464, respectively, and during the three and six months ended June 30, 2018, the Company recorded net losses of $12,298,371 and $25,741,828, respectively. Net cash used in operating activities was $14,423,911 and $15,371,126 for the six months ended June 30, 2019 and 2018, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $23,319,156 in March 2019 and $38,846,815 in January 2018, along with payments received under product development projects.

As of June 30, 2019, the Company had cash on hand of $29,208,245. The Company expects that cash on hand as of June 30, 2019, together with anticipated revenues, will be sufficient to fund the Company’s operations into the third quarter of 2020.

Research and development of new technologies is by its nature unpredictable. Although the Company intends to continue its research and development activities, there can be no assurance that its available resources and business operations will generate revenues sufficient to sustain operations. Accordingly, the Company will likely pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing would be available on terms that the Company would find acceptable, or at all.

The market for products using the Company’s technology is broad and evolving, but remains nascent and unproven, so the Company’s success is dependent upon many factors, including customer acceptance of our existing products, technical feasibility of future products, regulatory approval, competition and global market fluctuations.

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

Currently, other than royalty revenue from Dialog, the Company’s other revenue source is product development projects.

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $5,515,017 and $7,639,974 for the three months ended June 30, 2019 and 2018, respectively, and the Company incurred research and development costs of $12,315,695 and $16,361,526 for the six months ended June 30, 2019 and 2018, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2019, no liability for unrecognized tax benefits was required to be reported. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three or six months ended June 30, 2019 and 2018.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”), performance stock units (“PSUs”) and the shares issuable from the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 7,228,185 and 7,403,916 for the three months ended June 30, 2019 and 2018, respectively, and 7,228,185 and 7,403,916 for the six months ended June 30, 2019 and 2018, respectively, because their inclusion would be anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Warrant issued to private investors	4,702,354	3,035,688	4,702,354	3,035,688
Options to purchase common stock	576,293	856,635	576,293	856,635
RSUs	1,949,538	2,640,034	1,949,538	2,640,034
PSUs	-	871,559	-	871,559
Total potentially dilutive securities	7,228,185	7,403,916	7,228,185	7,403,916

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2019, through the date which the financial statements are issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

On February 26, 2015, the Company entered into a sub-lease agreement for space in its San Jose location on the first floor and was amended on August 25, 2015 to include additional space. The agreement had a term which expired on June 30, 2019.

On March 13, 2019, the Company amended its Lease Agreement with the Landlord which combined both the first-floor space and the second-floor space for the final three months of the original lease term for the second floor, which expires on September 30, 2019. Effective July 1, 2019 through September 30, 2019, the new monthly rent payment will be $48,372. A lease renewal agreement was signed on July 1, 2019 for the first and second floor spaces of the San Jose property. Additional information is provided in Note 9 – Subsequent Events.

On May 31, 2017, the Company renewed a lease agreement for the Company’s space in Costa Mesa, California. The agreement has a term that expires on September 30, 2019 with initial monthly rent of $9,040 and is subject to certain annual escalations as defined in the agreement. On July 15, 2019, the Company signed an agreement for the renewal of the property in Costa Mesa, California. Additional information is provided in Note 9 – Subsequent Events

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $414,426 and operating lease liabilities of $485,747, with no material cumulative effect adjustment to equity as of the date of adoption. As of June 30, 2019, the Company’s remaining weighted average operating lease terms were approximately 3 months. The weighted average discount rate used to measure the outstanding operating lease liabilities was 10% as of June 30, 2019.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of June 30, 2019 is as follows:

Amount
(unaudited)
2019	129,566
Present value discount (10% weighted average)	(2,026)
Total operating lease liabilities	$127,540

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

During the three months ended June 30, 2019, the Company accrued $209,675 in expense under the Bonus Plan, which will be paid during the third quarter of 2019. During the three months ended June 30, 2018, the Company accrued $492,818 in expense, which was paid during the third quarter of 2018. During the six months ended June 30, 2019 and 2018, the Company incurred $524,188 and $760,114 in expense under the Bonus Plan.

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

Note 4 – Commitments and Contingencies, continued

Employee Agreement – Stephen Rizzone

On April 3, 2015, the Company entered into an Amended and Restated Executive Employment Agreement with Stephen R. Rizzone, the Company’s President and Chief Executive Officer (“Employment Agreement”).

The Employment Agreement was effective as of January 1, 2015, had an initial term of four years and renews automatically each year after the initial term. The Employment Agreement provides for an annual base salary of $365,000, and Mr. Rizzone is eligible to receive quarterly cash bonuses from the Bonus Plan with a total target amount equal to 100% of his base salary based upon achievement of performance-based objectives established by the Board.

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

Note 5 – Stockholders’ Equity, continued

Public Offerings

Pursuant to a shelf registration statement on Form S-3 filed on April 24, 2015, in January 2018, the Company raised $38,846,815 (net of $1,153,715 in underwriter’s discount and issuance costs) from the sale of stock in an “at-the-market” offering of its common stock.

On August 9, 2018, the Company filed a shelf registration statement on Form S-3, which became effective on August 17, 2018. This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. Pursuant to this registration statement, in March 2019 the Company raised $23,319,156 (net of $1,680,844 in issuance costs) from an offering of shares of its common stock and warrants to purchase 1,666,666 shares of common stock at an exercise price of $10.00 per share.

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

As of June 30, 2019, 1,628,225 shares of common stock remain available to be issued under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2014 Equity Incentive Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 250,000 shares, bringing to 850,000 the total number of shares approved for issuance under that plan.

As of June 30, 2019, 208,842 shares of common stock remain available to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 1,400,000 shares, bringing to 2,710,104 the total number of shares approved for issuance under that plan.

As of June 30, 2019, 1,431,951 shares of common stock remain available to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

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

As of June 30, 2019, 308,469 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

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

As of June 30, 2019, 257,988 shares of common stock remain available to be issued under the ESPP. As of June 30, 2019, employees have contributed $318,589 through payroll withholdings to the ESPP for the current offering period. Shares will be deemed delivered on June 30, 2019 for the current offering period.

Stock Option Activity

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2019	656,494	$5.57	4.6	$252,887
Granted	–	–	–	–
Exercised	(80,201)	4.99	–	–
Forfeited	–	–	–	–
Outstanding at June 30, 2019	576,293	$5.65	4.8	$104,601
Exercisable at January 1, 2019	656,494	$5.57	4.6	$252,887
Vested	–	–	–	–
Exercised	(80,201)	4.99	–	–
Forfeited	–	–	–	–
Exercisable at June 30, 2019	576,293	$5.65	4.8	$104,601

As of June 30, 2019, the unamortized value of options was $0.

Note 6 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”)

During the six months ended June 30, 2019, the Compensation Committee granted various directors and consultants RSUs covering 157,987 shares of common stock under the 2014 Non-Employee Equity Compensation Plan. The awards vest over terms from one to three years.

During the six months ended June 30, 2019, the Compensation Committee granted various employees RSUs covering 311,750 shares of common stock under the 2013 Equity Incentive Plan. The awards vest over terms ranging from one to four years.

During the six months ended June 30, 2019, the Compensation Committee granted employees RSUs covering 25,500 shares of common stock under the 2017 Equity Inducement Plan. The awards vest over four years.

As of June 30, 2019, the unamortized value of the RSUs was $18,182,223. The unamortized amount will be expensed over a weighted average period of 1.9 years. A summary of the activity related to RSUs for the six months ended June 30, 2019 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	2,469,174	$15.07
RSUs granted	495,237	$6.15
RSUs forfeited	(391,130)	$14.99
RSUs vested	(623,743)	$14.94
Outstanding at June 30, 2019	1,949,538	$12.86

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The performance goals are related to the Company’s market capitalization or market price of the common stock.

Amortization for all PSU awards was $0 and $204,954 for the three months ended June 30, 2019 and 2018, respectively, and $0 and $407,656 for the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019, all PSUs had either vested or expired and were no longer outstanding.

Employee Stock Purchase Plan (“ESPP”)

The recently completed offering period under the ESPP was January 1, 2019 through June 30, 2019. During the year ended December 31, 2018, there were two offering periods for the ESPP. The first offering period started on January 1, 2018 and concluded on June 30, 2018. The second offering period started on July 1, 2018 and concluded on December 31, 2018.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $2.43 and $13.84 for the six months ended June 30, 2019 and 2018, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $122,749 and $253,201 for the three months ended June 30, 2019 and 2018, respectively, and $210,574 and $407,746 for the six months ended June 30, 2019 and 2018, respectively.

Note 6 – Stock Based Compensation, continued

Employee Stock Purchase Plan (“ESPP”), continued

The Company estimated the fair value of ESPP purchase options granted during the six months ended June 30, 2019 and 2018 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Stock price	$5.79	$22.34
Dividend yield	0%	0%
Expected volatility	96%	177%
Risk-free interest rate	2.51%	1.61%
Expected life	6 months	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
RSUs	2,675,184	$3,884,725	5,758,751	$8,136,686
PSUs	–	204,954	–	407,656
ESPP	122,749	253,201	210,574	407,746
Total	$2,797,933	$4,342,880	$5,969,325	$8,952,088

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$1,361,225	$2,483,693	$3,017,778	$5,542,223
Sales and marketing	343,945	388,533	720,993	669,891
General and administrative	1,092,763	1,470,654	2,230,554	2,739,974
Total	$2,797,933	$4,342,880	$5,969,325	$8,952,088

Note 7 – Related Party Transactions

In November 2016, the Company and Dialog entered into an alliance agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of June 30, 2019, Dialog owns approximately 5.7% of the Company’s outstanding common shares and could potentially own 9.9% of the Company’s outstanding common shares if it exercised all of its warrants for common shares. The Company did not pay Dialog for chip development costs for the three or six months ended June 30, 2019. For the three and six months ended June 30, 2018, the Company paid $0 and $43,700, respectively, to Dialog for chip development costs incurred, which is recorded under research and development expense. The Company recorded $0 and $7,100 in revenue pursuant to the Strategic Alliance Agreement for the three and six months ended June 30, 2019, respectively, and $5,773 in revenue pursuant to the Strategic Alliance Agreement for both the three and six months ended June 30, 2018.

Note 8 – Customer Concentrations

Two customers accounted for approximately 95% of the Company’s revenue for the three months ended June 30, 2019 and one customer accounted for approximately 97% of the Company’s revenue for the three months ended June 30, 2018. Three customers accounted for approximately 75% of the Company’s revenue for the six months ended June 30, 2019 and one customer accounted for approximately 97% of the Company’s revenue for the six months ended June 30, 2018. Two customers accounted for approximately 95% of the accounts receivable balance as of June 30, 2019. Three customers accounted for approximately 86% of the accounts receivable balance as of December 31, 2018.

Note 9 – Subsequent Events

On July 1, 2019, the Company signed a new lease agreement for the lease of its office space at its corporate headquarters in San Jose, California for an additional three years. The lease agreement includes space on the first floor of the building that had been previously subleased. Upon expiration of the current lease on September 30, 2019, the new monthly lease payment starting October 1, 2019 will be $52,970 and is subject to annual escalations up to a maximum monthly lease payment of $64,941.

On July 15, 2019, the Company signed a new lease agreement for the lease of office space in Costa Mesa, California for an additional two years. Upon expiration of the current lease on September 30, 2019, the new monthly lease payment starting October 1, 2019 will be $9,773 and is subject to an annual escalation up to a maximum monthly lease payment of $10,200.

In August 2019, three of our directors entered into RSU Rescission Agreements with the Company. Pursuant to the agreements, a total of 38,666 shares issued upon settlement of restricted stock units were rescinded and those shares were returned to the Company.  The rescissions resulted from the fact that certain restricted stock unit grants exceeded limits contained in the Company’s 2014 Non-Employee Equity Compensation Plan.

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

We believe our technology is innovative in its approach, in that we are developing solutions that charge electronic devices by surrounding them with a focused RF energy pocket. We are engineering solutions that deliver wire-free energy for contact-based charging applications and are also developing non-contact charging at distances up to approximately three feet, as well as low-power charging for distances up to 15 feet. We have demonstrated that, for non-contact applications, our transmitter technology is able to mesh into a wire-free charging network that will allow users to charge their devices even as the devices are moved about in three-dimensional space. To date, we have developed multiple transmitter prototypes and multiple receiver prototypes.  The transmitters vary in terms of their form factors, power specifications, and frequencies. The receivers can be used in a variety of applications, such as smartphone battery cases, toys, fitness trackers, Bluetooth headsets, tracking devices, and stand-alone receivers. We are engaged in pre-production and initial production activity with several consumer electronic, medical device and industrial companies to introduce our contact-based near field transmitters and receivers in products going to market in 2019. We are also in discussion with potential customers in the consumer and industrial spaces that are considering our solutions to supply low power distance charging for products that could enter the market as early as 2019.

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

We deliver evaluation kits to potential licensees of our technology, to allow their respective engineering and product management departments to test and evaluate the technology. Our customers’ product development, technology integration and product introduction cycles occur over multiple quarters and generally more than a year elapses before first evaluation and final shipment of the customer’s product. Should our customers begin to sell products to end customers that incorporate our technology, we would expect the commercialization cycle to shorten over time as the technology matures.

We generally maintain exclusive rights to all intellectual property in our technology.  Our intellectual property strategy includes pursuing patent protection for new innovations. As of June 30, 2019, we had more than 122 pending patent and provisional patent applications. As of that date, the U.S. Patent and Trademark Office and international patent offices had issued 201 patents and had notified us of the allowance of 15 additional patents. In addition to the inventions covered by these patents and patent applications, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and pursue those that we believe are most protective for our business and expand the core value of the Company.

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

Currently, other than royalty revenue from Dialog, our other revenue source is product development projects.

Results of Operations

Three Months Ended June 30, 2019 and 2018

Revenue.  During the three months ended June 30, 2019 and 2018, we recorded revenue of $47,500 and $205,773, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Losses from operations for the three months ended June 30, 2019 and 2018 were $9,946,656 and $12,304,366, respectively.

Research and Development Costs.  Research and development costs were $5,515,017 and $7,639,974, respectively, for the three months ended June 30, 2019 and 2018. The decrease of $2,124,957 is primarily due to a $1,433,266 decrease in compensation, consisting of a $310,798 decrease in payroll costs from a lower headcount within the department and lower bonus payments, as well as a $1,122,468 decrease in stock-based compensation, primarily from a lower headcount within the department, a $315,064 decrease in engineering supplies, components and chip development costs due to the timing in meeting customer needs, a $147,564 decrease in legal patent costs and a $135,988 decrease in regulatory testing costs.

Sales and Marketing Costs.  Sales and marketing costs for the three months ended June 30, 2019 and 2018 were $1,143,910 and $1,602,137, respectively. The decrease of $458,227 is primarily due to a $270,011 decrease in compensation, consisting of a $225,423 decrease in payroll costs and a $44,588 decrease in stock-based compensation, from a lower headcount within the department, a $66,085 decrease in engineering supplies utilized by the sales and marketing department, a $48,080 decrease in travel expense, a $31,639 decrease in promotional costs and a $30,000 decrease in recruiting fees.

General and Administrative Expenses.  General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the three months ended June 30, 2019 and 2018 were $3,335,229 and $3,268,028, respectively. The increase of $67,201 is primarily due to a $656,052 increase in legal expense, partially offset by a $507,489 decrease in compensation, consisting of a $129,598 decrease in payroll costs from lower bonus payments to executives and a $377,891 decrease in stock-based compensation due to certain equity awards reaching full expense amortization during the previous year, and a $71,957 decrease in annual meeting expense.

Interest Income. Interest income for the three months ended June 30, 2019 was $142,660 as compared to interest income of $5,995 for the three months ended June 30, 2018. The increase of $136,665 is due to a more favorable interest rate from a short-term certificate of deposit.

Net Loss. As a result of the above, net loss for the three months ended June 30, 2019 was $9,803,996 as compared to $12,298,371 for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 and 2018

Revenue.  During the six months ended June 30, 2019 and 2018, we recorded revenue of $114,000 and $230,773, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Losses from operations for the six months ended June 30, 2019 and 2018 were $21,042,197 and $25,753,529, respectively.

Research and Development Costs.  Research and development costs were $12,315,695 and $16,361,526, respectively, for the six months ended June 30, 2019 and 2018. The decrease of $4,045,831 is primarily due to a $2,524,445 decrease in stock-based compensation from a lower headcount within the department, a $521,812 decrease in legal patent costs, a $301,438 decrease in engineering supplies, component and chip development costs due to the timing in meeting customer needs, a $220,531 decrease in regulatory testing costs, a $121,498 decrease in legal costs pertaining to obtaining regulatory approvals and a $102,600 decrease in recruiting fees.

Sales and Marketing Costs.  Sales and marketing costs for the six months ended June 30, 2019 and 2018 were $2,743,362 and $3,074,533, respectively. The decrease of $331,171 is primarily due to a $242,107 decrease in payroll costs due to a lower headcount within the department, a $60,000 decrease in recruiting fees and a $58,698 decrease in travel costs, partially offset by a $64,035 increase in tradeshow expense.

General and Administrative Expenses.  General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for the six months ended June 30, 2019 and 2018 were $6,097,140 and $6,548,243, respectively. The decrease of $451,103 is primarily due to $561,978 decrease in compensation, consisting of a $52,558 decrease in payroll costs, primarily from lower bonus payments, as well as a $509,420 decrease in stock-based compensation due to certain equity awards reaching full expense amortization during the previous year, a $117,602 decrease in annual meeting expense and a $78,731 decrease in general office expenses, partially offset by a $372,068 increase in legal expense.

Interest Income. Interest income for the six months ended June 30, 2019 was $218,733 as compared to interest income of $11,701 for the six months ended June 30, 2018. The increase of $207,032 is due to a more favorable interest rate from a short-term certificate of deposit.

Net Loss. As a result of the above, net loss for the six months ended June 30, 2019 was $20,823,464 as compared to $25,741,828 for the six months ended June 30, 2018.

Liquidity and Capital Resources

During the six months ended June 30, 2019 and 2018, we recorded revenue of $114,000 and $230,773, respectively. We incurred net losses of $20,823,464 and $25,741,828 for the six months ended June 30, 2019 and 2018, respectively. Net cash used in operating activities was $14,423,911 and $15,371,126 for the six months ended June 30, 2019 and 2018, respectively. The Company is currently meeting its liquidity requirements through the proceeds securities offerings that raised net proceeds of $23,319,156 in March 2019 and $38,846,815 in January 2018, along with payments received under product development projects.

We believe our current cash on hand, together with anticipated revenues, will be sufficient to fund our operations into the third quarter of 2020. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we will likely pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing would be available on terms that we would find acceptable, or at all.

During the six months ended June 30, 2019, cash flows used in operating activities were $14,423,911, consisting of a net loss of $20,823,464, less non-cash expenses aggregating $6,739,398 (principally stock-based compensation of $5,969,325 and depreciation and amortization expense of $476,863), a $534,124 decrease in accounts payable, partially offset by a $332,767 increase in accrued expenses.

During the six months ended June 30, 2018, cash flows used in operating activities were $15,371,126, consisting of a net loss of $25,741,828, less non-cash expenses aggregating $9,567,295 (principally stock-based compensation of $8,952,088 and depreciation expense of $574,815), a $436,360 decrease in prepaid expenses and other current assets, a $361,302 increase in accounts payable, a $211,518 increase in accrued expenses, offset by a $205,773 increase in accounts receivable.

During the six months ended June 30, 2019 and 2018, cash flows used in investing activities were $172,811 and $548,800, respectively. The cash used in investing activities for the six months ended June 30, 2019 primarily consisted of leasehold improvements related to the construction of a regulatory testing chamber within our office space. The cash used in investing activities for the six months ended June 30, 2018 primarily consisted of the purchase of software and laboratory equipment.

During the six months ended June 30, 2019, cash flows provided by financing activities were $23,698,482, which consisted of $23,319,156 in net proceeds from a private offering of shares and warrants pursuant to a shelf registration, $400,103 in proceeds from the exercise of stock options and $318,589 in proceeds from contributions to the ESPP, partially offset by $339,366 in shares withheld for the payment of payroll taxes for the delivery of RSUs and PSUs. During the six months ended June 30, 2018, cash flows provided by financing activities were $40,200,853, which consisted of $38,846,815 in net proceeds from the sale of shares of our common stock to the public in an ATM offering, $983,224 in proceeds from the exercise of stock options and $370,814 in proceeds from contributions to the ESPP.

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

Off Balance Sheet Transactions

As of June 30, 2019, we did not have any off-balance sheet transactions.

Material Changes in Specified Contractual Obligations

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our most recent Annual Report on Form 10-K. There were no material changes outside the ordinary course of our business in the specified contractual obligations during the six months ended June 30, 2019.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended June 30, 2019. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2018 for a discussion of our exposure to market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of June 30, 2019, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of June 30, 2019, we had an accumulated deficit of approximately $246 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

We may be unable to demonstrate the commercial feasibility of the full capability of our technology.

We have developed working prototypes of products using our technology at differing power levels and charging distances, but additional research and development is required to realize the potential of our technology for applications at increasing power levels and distances that can be successfully integrated into commercial products. Research and development of new technologies is, by its nature, unpredictable.  We could encounter unanticipated technical problems, the inability to identify products utilizing our technology that will be in demand with customers, getting our technology designed into those products, designing new products for manufacturability, regulatory hurdles and achieving acceptable price points for final products. Although we intend to undertake development efforts with commercially reasonable diligence, there can be no assurance that our available resources will be sufficient to enable us to develop our technology to the extent needed to create future revenues to sustain our operations.

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

The terms of an development and license agreement with a tier-one consumer electronics company limit our ability to do business in some industry verticals, which could cause some potential customers not to choose our technology for use in their products, which could have a negative impact on our revenue opportunities and financial results.

It is likely that we will need additional financing in order to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We may not have sufficient funds to fully implement our long-term business plans. It is likely that we will need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of substantial revenue for such products. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which could restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of economic conditions, general global economic uncertainty, political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

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

If products incorporating our technology are launched commercially, we may experience seasonality or other unevenness in our financial results in consumer markets or a long and variable sales cycle in enterprise markets.

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

We may not be able to develop all the features we seek to include in our technology.

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

Laboratory conditions differ from field conditions, which could reduce the effectiveness of our technology under development or other future products. Failures to move from laboratory to the field effectively would harm our business.

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

Risks Related to Ownership of Our Common Stock

You may lose all your investment.

Investing in our common stock involves a high degree of risk. As an investor, you might lose all or part of your investment in our common stock, and you might never realize any return on your investment. You must be prepared to lose all your investment.

Our stock price is likely to continue to be volatile.

The market price of our common stock has fluctuated significantly since our initial public offering in 2014. Over the past year, our common stock has experienced an intra-day trading high of $15.86 per share and a low of $3.86 per share on The Nasdaq Stock Market. The price of our common stock is likely to continue to fluctuate significantly in response to many factors that are beyond our control, including:

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of June 30, 2019, we cannot assure you that we will not identify a material weakness in our internal control in the future.

If we experience a material weakness in our internal controls, we may fail to detect errors in our financial accounting, which may require a financial restatement or otherwise harm our operating results, cause us to fail to meet our SEC reporting obligations or Nasdaq listing requirements, adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

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

All decisions with respect to the management of our company are made by our board of directors and our officers, who beneficially own approximately 7.1% of our common stock collectively. In addition, our greater than 5% stockholders such as Dialog Semiconductor plc, Emily and Malcolm Fairbairn, and DvineWave Holdings LLC beneficially owned approximately 10.0%, 5.8%, and 5.2%, respectively, of our common stock as of July 31, 2019. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

If securities or industry analysts do not publish research or reports about our business, or if they publish negative reports about our business, our stock price and trading volume could decline.

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

As of December 31, 2018, we had a Federal net operating loss (“NOL”) carryforward of approximately $130,590,000. Under the U.S. Tax Code, NOLs prior to 2019 can generally be carried forward to offset future taxable income for a period of 20 years. Our ability to use our NOLs that are prior to 2018 will be dependent on our ability to generate taxable income, and the NOLs could expire before we generate sufficient taxable income to take advantage of the NOLs. As of December 31, 2018, based on our history of operating losses it is possible that a portion of our NOLs will not be fully realizable.

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

Item 2.  Sales of Unregistered Securities; Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On April 24, 2019, the Company’s Board of Directors received a letter (“Demand Letter”) from a law firm on behalf of certain purported shareholders of the Company, alleging that certain grants of restricted stock units (“RSUs”) pursuant to the Company’s 2014 Non-Employee Equity Compensation Plan (the “Plan”), exceeded limits set forth in the Plan. The Company investigated the allegations of the Demand Letter and took corrective action as necessary.

In August 2019, each of Martin Cooper, John Gaulding and Rex Jackson entered into an RSU Rescission Agreement with the Company. Pursuant to those agreements, shares issued upon settlement of RSUs covering 1,143 shares, 34,967 shares, and 2,556 shares were rescinded for Mr. Cooper, Mr. Gaulding and Mr. Jackson, respectively. The RSU rescissions were effective as of the dates of grant of the respective RSUs.

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

ENERGOUS CORPORATION
(Registrant)

Date: August 9, 2019	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Brian Sereda
		Name:	Brian Sereda
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)