Form 10-Q
period 2019-09-30
Energous Corp
filed 2019-11-12
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 7, 2019, there were 31,500,084 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energous Corporation

BALANCE SHEETS

	As of
	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,800,024	$20,106,485
Accounts receivable	85,500	44,550
Prepaid expenses and other current assets	596,543	637,708
Total current assets	23,482,067	20,788,743

Property and equipment, net	750,685	1,219,016
Operating lease right-of-use assets	2,244,336	–
Other assets	2,410	2,410
Total assets	$26,479,498	$22,010,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,305,235	$1,861,385
Accrued expenses	1,603,746	1,778,349
Operating lease liabilities, current portion	682,163	–
Total current liabilities	3,591,144	3,639,734

Operating lease liabilities, long-term portion	1,610,319	–
Total liabilities	5,201,463	3,639,734

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued or outstanding	–	–
Common Stock, $0.00001 par value, 50,000,000 shares authorized at September 30, 2019 and December 31, 2018; 30,844,921 and 26,526,303 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	309	265
Additional paid-in capital	275,026,988	243,111,741
Accumulated deficit	(253,749,262)	(224,741,571)
Total stockholders’ equity	21,278,035	18,370,435
Total liabilities and stockholders’ equity	$26,479,498	$22,010,169

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$40,500	$228,000	$154,500	$458,773
Operating expenses:
Research and development	5,190,056	8,442,698	17,505,751	24,804,224
Sales and marketing	1,242,105	1,546,227	3,985,467	4,620,760
General and administrative	1,910,408	2,891,036	8,007,548	9,439,279
Total operating expenses	8,342,569	12,879,961	29,498,766	38,864,263
Loss from operations	(8,302,069)	(12,651,961)	(29,344,266)	(38,405,490)
Other income:
Interest income	117,842	6,670	336,575	18,371
Total other income	117,842	6,670	336,575	18,371
Net loss	$(8,184,227)	$(12,645,291)	$(29,007,691)	$(38,387,119)
Basic and diluted loss per common share	$(0.27)	$(0.49)	$(0.98)	$(1.50)
Weighted average shares outstanding, basic and diluted	30,736,736	25,742,171	29,717,361	25,519,868

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	26,526,303	$265	$243,111,741	$(224,741,571)	$18,370,435
Stock-based compensation - restricted stock units ("RSUs")	–	–	3,083,567	–	3,083,567
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	87,825	–	87,825
Issuance of shares for RSUs	434,522	4	(4)	–	–
Shares withheld for payroll tax on RSUs	(1,329)	–	(10,207)	–	(10,207)
Shares withheld for payroll tax on performance share units ("PSUs")	(44,481)	–	(329,159)	–	(329,159)
Exercise of stock options	80,201	1	400,102	–	400,103
Proceeds from contributions to the ESPP	–	–	173,167	–	173,167
Issuance of shares and warrant in a private placement, net of $1,680,844 in issuance costs	3,333,333	33	23,319,123	–	23,319,156
Net loss	–	–	–	(11,019,468)	(11,019,468)
Balance, March 31, 2019 (unaudited)	30,328,549	$303	$269,836,155	$(235,761,039)	$34,075,419
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,675,184	–	2,675,184
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	122,749	–	122,749
Issuance of shares for RSUs	189,220	2	(2)	–	–
Proceeds from contributions to the ESPP	85,765	1	145,421	–	145,422
Net loss	–	–	–	(9,803,996)	(9,803,996)
Balance, June 30, 2019 (unaudited)	30,603,534	$306	$272,779,507	$(245,565,035)	$27,214,778
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,037,620	–	2,037,620
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	62,055	–	62,055
Issuance of shares for RSUs	280,053	3	(3)	–	–
Shares returned	(38,666)	–	–	–	–
Proceeds from contributions to the ESPP	–	–	147,809	–	147,809
Net loss	–	–	–	(8,184,227)	(8,184,227)
Balance, September 30, 2019 (unaudited)	30,844,921	$309	$275,026,988	$(253,749,262)	$21,278,035

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	22,584,588	$225	$185,659,954	$(173,901,449)	$11,758,730
Stock-based compensation - restricted stock units ("RSUs")	–	–	4,251,961	–	4,251,961
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	154,545	–	154,545
Stock-based compensation - performance share units ("PSUs")	–	–	202,702	–	202,702
Issuance of shares for RSUs	341,936	3	(3)	–	–
Issuance of shares for PSUs	80,098	1	(1)	–	–
Exercise of stock options	179,732	2	981,051	–	981,053
Cashless exercise of warrants	7,989	–	–	–	–
Proceeds from contributions to the ESPP	–	–	200,935	–	200,935
Issuance of shares in an at-the-market ("ATM") offering, net of $1,153,715 in issuance costs	2,221,455	22	38,846,793	–	38,846,815
Net loss	–	–	–	(13,443,457)	(13,443,457)
Balance, March 31, 2018 (unaudited)	25,415,798	$253	$230,297,937	$(187,344,906)	$42,953,284
Stock-based compensation - restricted stock units ("RSUs")	–	–	3,884,725	–	3,884,725
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	253,201	–	253,201
Stock-based compensation - performance share units ("PSUs")	–	–	204,954	–	204,954
Issuance of shares for RSUs	104,112	1	(1)	–	–
Exercise of stock options	872	–	2,171	–	2,171
Cashless exercise of warrants	11,370	–	–	–	–
Proceeds from contributions to the ESPP	29,458	–	169,879	–	169,879
Net loss	–	–	–	(12,298,371)	(12,298,371)
Balance, June 30, 2018 (unaudited)	25,561,610	$254	$234,812,866	$(199,643,277)	$35,169,843
Stock-based compensation - restricted stock units ("RSUs")	–	–	3,578,276	–	3,578,276
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	67,174	–	67,174
Stock-based compensation - performance share units ("PSUs")	–	–	207,206	–	207,206
Issuance of shares for RSUs	297,599	3	(3)	–	–
Exercise of stock options	200,141	2	336,235	–	336,237
Proceeds from contributions to the ESPP	–	–	179,583	–	179,583
Net loss	–	–	–	(12,645,291)	(12,645,291)
Balance, September 30, 2018 (unaudited)	26,059,350	$259	$239,181,337	$(212,288,568)	$26,893,028

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(29,007,691)	$(38,387,119)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	652,266	820,714
Stock based compensation	8,069,000	12,804,744
Changes in operating lease right-of-use assets	599,582	–
Amortization of prepaid rent from stock issuance to landlord	–	60,588
Changes in operating assets and liabilities:
Accounts receivable	(40,950)	(208,773)
Prepaid expenses and other current assets	(15,503)	497,684
Other assets	–	(92,548)
Accounts payable	(556,150)	(204,722)
Accrued expenses	(174,603)	296,668
Deferred revenue	–	14,500
Operating lease liabilities	(494,768)	–
Net cash used in operating activities	(20,968,817)	(24,398,264)
Cash flows from investing activities:
Purchases of property and equipment	(183,935)	(561,793)
Net cash used in investing activities	(183,935)	(561,793)
Cash flows from financing activities:
Net proceeds from the sales of common stock	23,319,156	38,846,815
Proceeds from the exercise of stock options	400,103	1,319,461
Proceeds from contributions to employee stock purchase plan	466,398	550,397
Shares repurchased for tax withholdings on vesting of RSUs	(10,207)	–
Shares repurchased for tax withholdings on vesting of PSUs	(329,159)	–
Net cash provided by financing activities	23,846,291	40,716,673
Net increase in cash and cash equivalents	2,693,539	15,756,616
Cash and cash equivalents - beginning	20,106,485	12,795,254
Cash and cash equivalents - ending	$22,800,024	$28,551,870
Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$9	$7
Common stock issued for PSUs	$–	$1

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

Note 2 – Liquidity and Management Plans

During the three and nine months ended September 30, 2019, the Company recorded revenue of $40,500 and $154,500, respectively, and during the three and nine months ended September 30, 2018, the Company recorded revenue of $228,000 and $458,773, respectively. During the three and nine months ended September 30, 2019, the Company recorded net losses of $8,184,227 and $29,007,691, respectively, and during the three and nine months ended September 30, 2018, the Company recorded net losses of $12,645,291 and $38,387,119, respectively. Net cash used in operating activities was $20,968,817 and $24,398,264 for the nine months ended September 30, 2019 and 2018, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $23,319,156 in March 2019 and $38,846,815 in January 2018, along with payments received under product development projects. Also, the Company expects to receive financing proceeds from an at-market issuance financing facility that was established in October 2019 (see Note 9 – Subsequent Events).

As of September 30, 2019, the Company had cash on hand of $22,800,024. The Company expects that cash on hand as of September 30, 2019, together with anticipated revenues and expected financing, will be sufficient to fund the Company’s operations into the fourth quarter of 2020.

Research and development of new technologies is by its nature unpredictable. Although the Company intends to continue its research and development activities, there can be no assurance that its available resources and business operations will generate revenues sufficient to sustain operations. Accordingly, the Company expects to pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing would be available on terms that the Company would find acceptable, or at all.

The market for products using the Company’s technology is broad and evolving, but remains nascent and unproven, so the Company’s success is dependent upon many factors, including customer acceptance of our existing products, technical feasibility of future products, regulatory approvals, competition and global market fluctuations.

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

The Company’s revenue currently consists of services revenue from product development projects and royalty revenue from Dialog.

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

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $5,190,056 and $8,442,698 for the three months ended September 30, 2019 and 2018, respectively, and the Company incurred research and development costs of $17,505,751 and $24,804,224 for the nine months ended September 30, 2019 and 2018, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2019, no liability for unrecognized tax benefits was required to be reported. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three or nine months ended September 30, 2019 and 2018.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”), performance stock units (“PSUs”) and the shares issuable from the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 6,876,595 and 6,840,737 for the three months ended September 30, 2019 and 2018, respectively, and 6,876,595 and 6,840,737 for the nine months ended September 30, 2019 and 2018, respectively, because their inclusion would be anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Warrant issued to private investors	4,702,354	3,035,688	4,702,354	3,035,688
Options to purchase common stock	566,753	656,494	566,753	656,494
RSUs	1,607,488	2,276,996	1,607,488	2,276,996
PSUs	-	871,559	-	871,559
Total potentially dilutive securities	6,876,595	6,840,737	6,876,595	6,840,737

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

Recent Accounting Pronouncements

In July 2019, the FASB issued ASU No. 2019-07, “Codification Updates to SEC Sections.” ASU 2019-07 updates the SEC portion of the FASB’s codification literature to reflect the changes the SEC made to simplify disclosures. It is effective immediately. The Company adopted ASU 2019-07 and it adoption had no material impact on its financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2019, through the date which the financial statements are issued. See Note 9 – Subsequent Events for the subsequent event disclosed this quarter.

Note 4 – Commitments and Contingencies

Operating Leases

On September 10, 2014, the Company entered into a lease agreement with Balzer Family Investments, L.P. (the “Landlord”) related to space located at Northpointe Business Center, 3590 North First Street, San Jose, California. The initial term of the lease was 60 months, with initial monthly base rent of $36,720 and the lease was subject to certain annual escalations as defined in the agreement. On March 13, 2019, the Company amended its lease agreement with the Landlord which combined both the first-floor space and the second-floor space for the final three months of the original lease term for the second floor, which expired on September 30, 2019. Effective July 1, 2019 through September 30, 2019, the new monthly rent payment was $48,372.

On February 26, 2015, the Company entered into a sub-lease agreement for space in its San Jose location on the first floor and was amended on August 25, 2015 to include additional space. The sub-lease agreement had a term which expired on June 30, 2019.

On July 1, 2019, the Company signed a new lease agreement for the lease of its office space at its corporate headquarters in San Jose, California for an additional three years. The lease agreement includes space on the first floor of the building that had been previously subleased. Upon expiration of the original lease on September 30, 2019, the new monthly lease payment starting October 1, 2019 is $52,970 and is subject to annual escalations up to a maximum monthly lease payment of $64,941.

On May 31, 2017, the Company renewed a lease agreement for the Company’s space in Costa Mesa, California. The agreement had a term that expired on September 30, 2019 with initial monthly rent of $9,040 and was subject to certain annual escalations as defined in the agreement.

On July 15, 2019, the Company signed a new lease agreement for the lease of office space in Costa Mesa, California for an additional two years. Upon expiration of the original lease on September 30, 2019, the new monthly lease payment starting October 1, 2019 will be $9,773 and is subject to an annual escalation up to a maximum monthly lease payment of $10,200.

Note 4 – Commitments and Contingencies, continued

Operating Leases, continued

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $414,426 and operating lease liabilities of $485,747, with no material cumulative effect adjustment to equity as of the date of adoption. The Company anticipates having future total lease payments of $2,429,376 during the period from the fourth quarter of 2019 to the third quarter of 2022. As of September 30, 2019, the company has total operating lease right-of-use assets of $2,244,336, current portion operating lease liabilities of $682,163 and long-term portion of operating lease liabilities of $1,610,319. The weighted average remaining lease term is 2.9 years as of September 30, 2019.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of September 30, 2019 is as follows:

Amount
(unaudited)
2019 (three months)	189,729
2020	791,979
2021	863,199
2022	584,469
Total future lease payments	2,429,376
Present value discount (4% weighted average)	(136,894)
Total operating lease liabilities	$2,292,482

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

During the three months ended September 30, 2019, the Company accrued $167,740 in expense under the Bonus Plan, which will be paid during the fourth quarter of 2019. During the three months ended September 30, 2018, the Company accrued $445,883 in expense, which was paid during the fourth quarter of 2018. During the nine months ended September 30, 2019 and 2018, the Company incurred $691,928 and $1,205,997 in expense under the Bonus Plan.

Note 4 – Commitments and Contingencies, continued

Severance and Change in Control Agreement

On March 15, 2018, the Compensation Committee approved a form of Severance and Change in Control Agreement (“Severance Agreement”) that the Company may enter into with executive officers (“Executive”).

Under the Severance Agreement, if an Executive is terminated in a qualifying termination, the Company agrees to pay the Executive six to 12 months of that Executive’s monthly base salary and bonuses, in some circumstances. If the Executive elects continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) the Company agrees to pay the full amount of Executive’s premiums under the Company’s health, dental and vision plans, including coverage for the Executive’s eligible dependents, for the six to 12 month period following the Executive’s termination.

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

Note 5 – Stockholders’ Equity, continued

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

Common Stock Outstanding

In August 2019, an aggregate of 38,666 shares of common stock were returned to the Company and retired in connection with the rescission of restricted stock unit agreements.

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

As of September 30, 2019, 1,697,263 shares of common stock remain available to be issued under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2014 Equity Incentive Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 250,000 shares, bringing to 850,000 the total number of shares approved for issuance under that plan.

As of September 30, 2019, 214,057 shares of common stock remain available to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 1,400,000 shares, bringing to 2,710,104 the total number of shares approved for issuance under that plan.

As of September 30, 2019, 1,431,951 shares of common stock remain available to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

2017 Equity Inducement Plan

On December 28, 2017, the Board approved the 2017 Equity Inducement Plan. Under the plan, the Board reserved 600,000 shares of common stock for the grant of RSUs. These grants will be administered by the Board or a committee of the Board. These awards will be granted to individuals who (a) are being hired as an employee by the Company or any subsidiary and such award is a material inducement to such person being hired; (b) are being rehired as an employee following a bona fide period of interruption of employment with the Company or any subsidiary; or (c) will become an employee of the Company or any subsidiary in connection with a merger or acquisition.

As of September 30, 2019, 303,469 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

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

As of September 30, 2019, 257,988 shares of common stock remain available to be issued under the ESPP. As of September 30, 2019, employees have contributed $147,809 through payroll withholdings to the ESPP for the current offering period. Shares will be deemed delivered on December 31, 2019 for the current offering period.

Stock Option Activity

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2019	656,494	$5.57	4.6	$252,887
Granted	–	–	–	–
Exercised	(80,201)	4.99	–	–
Forfeited	(9,540)	4.23	–	–
Outstanding at September 30, 2019	566,753	$5.67	4.5	$46,320
Exercisable at January 1, 2019	656,494	$5.57	4.6	$252,887
Vested	–	–	–	–
Exercised	(80,201)	4.99	–	–
Forfeited	(9,540)	4.23	–	–
Exercisable at September 30, 2019	566,753	$5.67	4.5	$46,320

As of September 30, 2019, the unamortized value of options was $0.

Restricted Stock Units (“RSUs”)

During the nine months ended September 30, 2019, the Compensation Committee granted various directors and consultants RSUs covering 288,176 shares of common stock under the 2014 Non-Employee Equity Compensation Plan. The awards vest over terms from one to three years.

During the nine months ended September 30, 2019, the Compensation Committee granted various employees RSUs covering 311,750 shares of common stock under the 2013 Equity Incentive Plan. The awards vest over terms ranging from one to four years.

During the nine months ended September 30, 2019, the Compensation Committee granted employees RSUs covering 40,500 shares of common stock under the 2017 Equity Inducement Plan. The awards vest over four years.

Note 6 – Stock Based Compensation, continued

As of September 30, 2019, the unamortized value of the RSUs was $14,201,155. The unamortized amount will be expensed over a weighted average period of 1.8 years. A summary of the activity related to RSUs for the nine months ended September 30, 2019 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	2,469,174	$15.07
RSUs granted	640,426	$5.57
RSUs forfeited	(598,316)	$14.38
RSUs vested	(903,796)	$14.01
Outstanding at September 30, 2019	1,607,488	$12.14

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The performance goals are related to the Company’s market capitalization or market price of the common stock.

Amortization for all PSU awards was $0 and $207,206 for the three months ended September 30, 2019 and 2018, respectively, and $0 and $614,862 for the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019, all PSUs had either vested or expired and were no longer outstanding.

Employee Stock Purchase Plan (“ESPP”)

The recently completed offering period under the ESPP was January 1, 2019 through June 30, 2019. During the year ended December 31, 2018, there were two offering periods for the ESPP. The first offering period started on January 1, 2018 and concluded on June 30, 2018. The second offering period started on July 1, 2018 and concluded on December 31, 2018.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $2.05 and $9.72 for the nine months ended September 30, 2019 and 2018, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $62,055 and $67,174 for the three months ended September 30, 2019 and 2018, respectively, and $272,629 and $474,920 for the nine months ended September 30, 2019 and 2018, respectively.

The Company estimated the fair value of ESPP purchase options granted during the nine months ended September 30, 2019 and 2018 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Stock price	$4.27 - $5.79	$14.48 - $22.34
Dividend yield	0%	0%
Expected volatility	83% - 96%	72% - 177%
Risk-free interest rate	2.10% - 2.51%	1.61% - 2.14%
Expected life	6 months	6 months

Note 6 – Stock Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
RSUs	2,037,620	$3,578,276	7,796,371	$11,714,962
PSUs	–	207,206	–	614,862
ESPP	62,055	67,174	272,629	474,920
Total	$2,099,675	$3,852,656	$8,069,000	$12,804,744

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$1,154,680	$2,051,986	$4,172,458	$7,594,209
Sales and marketing	390,192	352,941	1,111,185	1,022,832
General and administrative	554,803	1,447,729	2,785,357	4,187,703
Total	$2,099,675	$3,852,656	$8,069,000	$12,804,744

Note 7 – Related Party Transactions

In November 2016, the Company and Dialog entered into an alliance agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of September 30, 2019, Dialog owns approximately 5.6% of the Company’s outstanding common shares and could potentially own approximately 9.8% of the Company’s outstanding common shares if it exercised all of its warrants for common shares. The Company did not pay Dialog for chip development costs for the three or nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, the Company paid $0 and $43,700, respectively, to Dialog for chip development costs incurred, which is recorded under research and development expense. The Company recorded $0 and $7,100 in revenue pursuant to the Strategic Alliance Agreement for the three and nine months ended September 30, 2019, respectively, and $0 and $5,773 in revenue pursuant to the Strategic Alliance Agreement for the three and nine months ended September 30, 2018, respectively.

Note 8 – Customer Concentrations

Three customers accounted for 100% of the Company’s revenue for the three months ended September 30, 2019 and one customer accounted for approximately 99% of the Company’s revenue for the three months ended September 30, 2018. Three customers accounted for approximately 55% of the Company’s revenue for the nine months ended September 30, 2019 and one customer accounted for approximately 98% of the Company’s revenue for the nine months ended September 30, 2018. Five customers accounted for 100% of the accounts receivable balance as of September 30, 2019. Three customers accounted for approximately 86% of the accounts receivable balance as of December 31, 2018.

Note 9 – Subsequent Events

On October 11, 2019, the Company entered into an at-market issuance sales agreement pursuant to which the Company may offer and sell up to an aggregate of $20.0 million aggregate gross purchase price in shares of its common stock to the public, from time to time. The offer and sale of the shares will be made pursuant to an existing shelf registration statement filed with the Securities and Exchange Commission.

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

Overview

We have developed our WattUp® wireless power technology, consisting of proprietary semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities, including contact-based wireless charging and wireless charging at various distances. We have demonstrated that, for non-contact applications, our transmitter technology is able to mesh into a wire-free charging network that will allow users to charge their devices even as the devices are moved about in three-dimensional space (“mobility charging”). In November 2016 we entered into a Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), an industry leader in Bluetooth low energy semiconductors and power management semiconductors. In conjunction with the Strategic Alliance Agreement, Dialog manufactures and is the exclusive distributor of integrated circuit (“IC”) products that incorporate our designs and provides sales and logistic support to customers on a global basis. We believe our proprietary WattUp technology can be utilized in consumer electronics such as wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, smartwatches, fitness bands, keyboards, mice, remote controls, rechargeable lights, batteries, medical devices, and other devices with charging requirements that would otherwise require battery replacement or a wired power connection.

We believe our technology is innovative in its approach, in that we are developing solutions that charge electronic devices by surrounding them with a focused RF energy pocket. We are engineering solutions that deliver wire-free energy for contact-based charging applications and are also developing non-contact charging at distances up to approximately three feet, as well as low-power charging for distances up to 15 feet and in some use cases mobility charging. To-date, we have developed multiple transmitters and receivers, including prototypes as well as partner production designs. The transmitters vary based on form factor, power specifications and frequencies, while the receivers are designed for applications including hearing aids, fitness bands, smartwatches, smartphones, smartglasses, sensors, industrial applications, keyboards, mice, headsets, earbuds, headphones, Bluetooth tracking tags and more. We are engaged with several consumer electronics (CE) and medical device companies that are in the pre-production or initial production stages of development. In 2019, our first customer product entered the market and we expect additional partner products to be announced before the end of 2019 and into 2020. We are also in discussion with potential customers in the consumer and industrial spaces that are considering our solutions to supply low power distance charging for products that could enter the market in late 2020.

When the company was founded in 2012, we recognized the need to design and build an enterprise-class network management and control software (“NMS”) system that would be integral to supporting our customers’ rapid and cost-effective deployment of our wire-free charging technology. Our NMS system is robust and flexible enough to scale up to control thousands of devices across an enterprise, or scaled down to meet the needs of a home or IoT environment.

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

Our technology solution consists principally of transmitter controller ICs, power amplifier ICs and receiver ICs, as well as novel antenna designs, application prototypes and proprietary software algorithms. We submitted our first IC design for wafer fabrication in 2013 and have developed many generations of transmitter and receiver ICs, antenna designs, and software algorithms.  We have endeavored to optimize our technology by reducing size and cost, while at the same time increasing performance which enables our designs to be integrated into a broad range of devices. We have developed a “building block” approach that allows us to scale our product implementations by combining multiple transmitter building blocks or multiple receiver building blocks to meet the power, distance, size and cost requirements of customer applications requirements. Our technology is readily scalable because the same ICs that are used for contact-based charging can be used for distance-based charging solutions. We have developed two classes of chip solutions, a CMOS-based technology focused on low cost, small footprint and low power (less than 5 watts) and a GaAs/GAn-based technology capable of delivering higher power with greater efficiency. We intend to continue to invest in research and development with high power capabilities of 20 watts and beyond at high levels of efficiency. We intend to continue to invest in improving product performance, efficiency, cost-performance and miniaturization as required to reach multiple markets and expand the power-at-a-distance ecosystem, while maintaining a technology lead on potential competitors.

We deliver evaluation kits to potential licensees of our technology, to allow their respective engineering and product management departments to test and evaluate the technology. Our customers’ product development, technology integration and product introduction cycles occur over multiple quarters and generally more than a year can elapse before first evaluation and final shipment of the customer’s product. Once our customers begin to sell products to end customers that incorporate our technology, we would expect the commercialization cycle to shorten over time as the technology matures and market acceptance grows.

We generally maintain exclusive rights to all intellectual property in our technology.  Our intellectual property strategy includes pursuing patent protection for new innovations. As of September 30, 2019, we had 215 patents granted/allowed applications from the U.S. Patent and Trademark Office. In addition to the inventions covered by these patents, we have also identified specific inventions that we believe are novel and patentable. In addition to the inventions covered by these patents and patent applications, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and pursue those that we believe are most protective for our business and expand the core value of the Company.

Our seasoned management team has both private and public company experience, as well as relevant industry experience. In addition, we have identified and hired key engineering resources in the areas of IC development, antenna development, hardware, software and firmware engineering as well as integration and testing, which will allow us to continue to expand our technology and intellectual property and to meet our customers’ support requirements.

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

Results of Operations

Three Months Ended September 30, 2019 and 2018

Revenue.  During the three months ended September 30, 2019 and 2018, we recorded revenue of $40,500 and $228,000, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Losses from operations for the three months ended September 30, 2019 and 2018 were $8,302,069 and $12,651,961, respectively.

Research and Development Costs. Research and development costs were $5,190,056 and $8,442,698, respectively, for the three months ended September 30, 2019 and 2018. The decrease of $3,252,642 is primarily due to a $1,477,479 decrease in engineering supplies, components and chip development costs due to project timing, a $1,445,751 decrease in compensation, consisting of a $548,445 decrease in payroll costs from a lower headcount within the department and lower bonus payments, as well as an $897,306 decrease in stock-based compensation, primarily from a lower headcount within the department, a $183,098 decrease in consulting and third party services costs, an $85,393 decrease in regulatory testing, and a $47,386 decrease in regulatory legal fees, partially offset by a $198,986 increase in legal fees pertaining to patents and intellectual property.

Sales and Marketing Costs.  Sales and marketing costs for the three months ended September 30, 2019 and 2018 were $1,242,105 and $1,546,227, respectively. The decrease of $304,122 is primarily due to a $173,127 decrease in compensation, consisting of a $210,377 decrease in payroll costs from a lower headcount within the department, partially offset by a $37,251 increase in stock-based compensation from new employee grants, a $71,749 decrease in supplies utilized for customer demonstrations, and a $37,346 decrease in graphic design and website maintenance expense.

General and Administrative Expenses.  General and administrative expenses include costs for general and corporate functions, including personnel compensation, facility fees, travel, telecommunications, insurance, professional fees, consulting fees, general office expenses, and other overhead. General and administrative costs for the three months ended September 30, 2019 and 2018 were $1,910,408 and $2,891,036, respectively. The decrease of $980,628 is primarily due to a $1,012,910 decrease in compensation, consisting of an $892,926 decrease in stock-based compensation due to certain equity awards reaching full expense amortization during the previous year and a $119,984 decrease in payroll costs from lower bonus payments to executives and a $183,837 decrease in legal and accounting fees, partially offset by a $126,950 increase in recruiting expenses relating to appointment of three new board members.

Interest Income. Interest income for the three months ended September 30, 2019 was $117,842 as compared to interest income of $6,670 for the three months ended September 30, 2018. The increase of $111,172 is due to a more favorable interest rate from a short-term certificate of deposit.

Net Loss. As a result of the above, net loss for the three months ended September 30, 2019 was $8,184,227 as compared to $12,645,291 for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 and 2018

Revenue.  During the nine months ended September 30, 2019 and 2018, we recorded revenue of $154,500 and $458,773, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing and general and administrative expenses. Losses from operations for the nine months ended September 30, 2019 and 2018 were $29,344,266 and $38,405,490, respectively.

Research and Development Costs.  Research and development costs were $17,505,751 and $24,804,224, respectively, for the nine months ended September 30, 2019 and 2018. The decrease of $7,298,473 is primarily due to a $4,044,361 decrease in compensation from a lower headcount within the department, consisting of a $3,421,751 decrease in stock-based compensation and a $622,610 decrease in payroll costs, a $1,778,916 decrease in engineering supplies, component and chip development costs due to project timing, a $322,826 decrease in legal patent costs, a $305,924 decrease in regulatory testing costs, a $171,884 decrease in legal costs pertaining to obtaining regulatory approvals and a $134,600 decrease in recruiting fees.

Sales and Marketing Costs.  Sales and marketing costs for the nine months ended September 30, 2019 and 2018 were $3,985,467 and $4,620,760, respectively. The decrease of $635,293 is primarily due to a $364,131 decrease in compensation costs, consisting of a $452,484 decrease in payroll costs, partially offset by a $88,353 increase in stock-based compensation, a $75,110 decrease in supplies utilized for customer demonstrations, a $93,646 decrease in promotional and graphic design costs, a $60,000 decrease in recruiting fees, and a $53,007 decrease in travel expense.

General and Administrative Expenses.  General and administrative expenses include costs for general and corporate functions, including personnel compensation, facility fees, travel, telecommunications, insurance, professional fees, consulting fees, general office expenses, and other overhead. General and administrative costs for the nine months ended September 30, 2019 and 2018 were $8,007,548 and $9,439,279, respectively. The decrease of $1,431,731 is primarily due to $1,574,888 decrease in compensation, consisting of a $1,402,346 decrease in stock-based compensation due to certain equity awards reaching full expense amortization during the previous year, as well as a $172,542 decrease in payroll costs, primarily from lower bonus payments, and a $89,783 decrease in general office expenses, partially offset by a $146,522 increase in recruiting expenses relating to appointment of three new board members.

Interest Income. Interest income for the nine months ended September 30, 2019 was $336,575 as compared to interest income of $18,371 for the nine months ended September 30, 2018. The increase of $318,204 is due to a more favorable interest rate from a short-term certificate of deposit.

Net Loss. As a result of the above, net loss for the nine months ended September 30, 2019 was $29,007,691 as compared to $38,387,119 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

During the nine months ended September 30, 2019 and 2018, we recorded revenue of $154,500 and $458,773, respectively. We incurred net losses of $29,007,691 and $38,387,119 for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in operating activities was $20,968,817 and $24,398,264 for the nine months ended September 30, 2019 and 2018, respectively. The Company is currently meeting its liquidity requirements through the proceeds securities offerings that raised net proceeds of $23,319,156 in March 2019 and $38,846,815 in January 2018, along with payments received under product development projects. Also, the Company expects to receive financing proceeds from an at-market issuance financing facility that was established in October 2019 (see Note 9 – Subsequent Events).

We believe our current cash on hand, together with anticipated revenues and expected financing, will be sufficient to fund our operations into the fourth quarter of 2020. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we will likely pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing would be available on terms that we would find acceptable, or at all.

During the nine months ended September 30, 2019, cash flows used in operating activities were $20,968,817, consisting of a net loss of $29,007,691, less non-cash expenses aggregating $9,320,848 (principally stock-based compensation of $8,069,000, depreciation and amortization expense of $652,266 and amortization of operating lease right-of-use assets of $599,582), a $556,150 decrease in accounts payable, a $494,768 decrease in operating lease liabilities and a $174,603 decrease in accrued expenses.

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

During the nine months ended September 30, 2019 and 2018, cash flows used in investing activities were $183,935 and $561,793, respectively. The cash used in investing activities for the nine months ended September 30, 2019 primarily consisted of leasehold improvements related to the construction of a regulatory testing chamber within our office space. The cash used in investing activities for the nine months ended September 30, 2018 primarily consisted of the purchase of software and laboratory equipment.

During the nine months ended September 30, 2019, cash flows provided by financing activities were $23,846,291, which consisted of $23,319,156 in net proceeds from a private offering of shares and warrants pursuant to a shelf registration, $466,398 in proceeds from contributions to the ESPP and $400,103 in proceeds from the exercise of stock options, partially offset by $339,366 in shares withheld for the payment of payroll taxes for the delivery of RSUs and PSUs. During the nine months ended September 30, 2018, cash flows provided by financing activities were $40,716,673, which consisted of $38,846,815 in net proceeds from the sale of shares of our common stock to the public in an ATM offering, $1,319,461 in proceeds from the exercise of stock options and $550,397 in proceeds from contributions to the ESPP.

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

Off Balance Sheet Transactions

As of September 30, 2019, we did not have any off-balance sheet transactions.

Material Changes in Specified Contractual Obligations

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our most recent Annual Report on Form 10-K. There were no material changes outside the ordinary course of our business in the specified contractual obligations during the nine months ended September 30, 2019.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended September 30, 2019. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2018 for a discussion of our exposure to market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of September 30, 2019, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of September 30, 2019, we had an accumulated deficit of approximately $254 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

We will need additional financing to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We do not have sufficient funds to fully implement our long-term business plans. It is likely that we will need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of substantial revenue for such products. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which could restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of economic conditions, general global economic uncertainty, political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

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

Our technology must satisfy customer expectations and be suitable for them to use in consumer applications. Any delays in developing our technology that arise from factors of this sort would aggravate our exposure to the risk of having inadequate capital to fund the research and development needed to complete development of these products. Technical problems leading to delays would cause us to incur additional expenses that would increase our operating losses. If we experience significant delays in developing our technology and products based on it for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail, and you could lose the value of your investment in our company. If we fail to develop practical and economical commercial products based on our technology, our business may fail and you could lose the value of your investment in our stock.

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

We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. These measures may not be adequate to safeguard our technology. If they do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. Although we are attempting to obtain patent coverage for our technology where available and where we believe appropriate, there are aspects of the technology for which patent coverage may never be sought or received. We may not possess the resources to or may not choose to pursue patent protection outside the United States or any or every country other than the United States where we may eventually decide to sell our future products. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we would have no patent protection. Although we have patent applications on file in the United States and elsewhere, the patents might not issue, might issue only with limited coverage, or might issue and be subsequently successfully challenged by others and held invalid or unenforceable.

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

The policies we use to protect our trade secrets might not be effective in preventing misappropriation of our trade secrets by others. In addition, confidentiality agreements executed by our employees, consultants and advisors might not be enforceable or might not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. Litigating a trade secret claim is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge methods and know-how. If we are unable to protect our intellectual property rights, we may be unable to prevent competitors from using our own inventions and intellectual property to compete against us, and our business may be harmed.

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

The terms of our development and license agreement with a tier-one consumer electronics company limit our ability to do business in some industry verticals, which could cause some potential customers not to choose our technology for use in their products, which could have a negative impact on our revenue opportunities and financial results.

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

Our strategy depends on our customers developing successful commercial products using our technology and selling them into the consumer, enterprise and commercial markets. We need to understand procurement and buying cycles to be successful in licensing our technology. We anticipate it is possible that demand for our technology may vary in different segments of the consumer electronics market, such as hearing aids, wearables, toys, watches, accessories, laptops, tablet, mobile phones and gaming systems. Such consumer markets are often seasonal, with peaks in and around the December holiday season and the August-September back-to-school season. Enterprises and commercial customers may have annual or other budgeting and buying cycles that could affect us, and, particularly if we are designated as a capital improvement project, we may have a long or unpredictable sales cycle.

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

In prior years we were classified as an “emerging growth company” and were exempt from various public company reporting requirements as a result.  We no longer have that status and accordingly will make these disclosures for the first time this year.  For example, we will now be required to provide auditor attestation of our internal control over financial reporting beginning with our fiscal year ending December 31, 2019, have greater disclosure obligations about executive compensation, and will no longer be exempt from the requirement to hold a nonbinding shareholder advisory vote on our executive compensation. It may be more difficult than we anticipate meeting such disclosure and other requirements for the first time and we expect to incur more expense and devote substantial management effort toward ensuring compliance with these requirements.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of September 30, 2019, we cannot assure you that we will not identify a material weakness in our internal control in the future.

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

The consumer electronics industry in general, and the charging segments in particular, are subject to intense competition and rapidly evolving technologies. Because products incorporating our technology are expected to have long development cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to demonstrate the advantages of our products and technologies over established alternatives, and other emerging methods of power delivery. Traditional wall plug-in recharging remains an inexpensive alternative to our technology. Directly competing technologies such as inductive charging, magnetic resonance charging, conductive charging, ultrasound and other yet unidentified solutions may have greater consumer acceptance than the technology we have developed. Furthermore, some competitors may have greater resources than we have and may be better established in the market than we are. We cannot be certain which other companies may have already decided to or may in the future choose to enter our markets. For example, consumer electronics products companies may invest substantial resources in wireless power or other recharging technologies and may decide to enter our target markets. Successful developments of competitors that result in new approaches for recharging could reduce the attractiveness of our products and technologies or render them obsolete.

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render our technology or future products based on our technology obsolete. Many of our competitors have more corporate, financial, operational, sales and marketing resources than we have, as well as more experience in research and development. We cannot assure you that our competitors will not develop or market technologies that are more effective or commercially attractive than our products or that would render our technologies and products obsolete. We may not have or the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

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

If we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling any infringing products of ours unless we could obtain a license or were able to redesign the product to avoid infringement. If we were unable to obtain a license or successfully redesign, we might be prevented from selling our technology under development or other future products. If there is a determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, pay a settlement, or pay ongoing royalties, or be enjoined. In these circumstances, we may be unable to sell our products or license our technology at competitive prices or at all, and our business and operating results could be harmed.

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

We collect, process, store and transmit substantial amounts of information, including information about our customers. We take steps to protect the security and integrity of the information we collect, process, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite such efforts. Security breaches, computer malware, computer hacking attacks and other compromises of information security measures have become more prevalent in the business world and may occur on our systems or those of our vendors in the future. Large Internet companies and websites have from time to time disclosed sophisticated and targeted attacks on portions of their websites, and an increasing number have reported such attacks resulting in breaches of their information security. We and our third-party vendors are at risk of suffering from similar attacks and breaches. Although we take steps to maintain confidential and proprietary information on our information systems, these measures and technology may not adequately prevent security breaches and we rely on our third-party vendors to take appropriate measures to protect the security and integrity of the information on those information systems. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. In addition, a party who is able to illicitly obtain a customer’s identification and password credentials may be able to access the customer’s account and certain account data.

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

Risks Related to Ownership of Our Common Stock

You might lose all of your investment.

Investing in our common stock involves a high degree of risk. As an investor, you might never recoup all, or even part of, your investment and you may never realize any return on your investment. You must be prepared to lose all your investment.

Our stock price is likely to continue to be volatile.

The market price of our common stock has fluctuated significantly since our initial public offering in 2014. Our common stock has experienced an intra-day trading high of $11.54 per share and a low of $1.93 per share on The Nasdaq Stock Market over the last 52 weeks, as of November 8, 2019. The price of our common stock is likely to continue to fluctuate significantly in response to many factors that are beyond our control, including:

•	regulatory announcements;
•	actual or anticipated variations in operating results;
•	the limited number of holders of our common stock;
•	changes in the economic performance and/or market valuations of other technology companies;
•	our announcements of significant strategic partnerships, regulatory developments and other events;
•	announcements by other companies in our industry;
•	articles published or rumors circulated by third parties regarding our business, technology or development partners;
•	additions or departures of key personnel; and
•	sales or other transactions involving our capital stock.

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

All decisions with respect to the management of our company are made by our board of directors and our officers, who beneficially own approximately 6.4% of our common stock collectively as of November 1, 2019. In addition, our greater than 5% stockholders such as Dialog Semiconductor plc, Emily and Malcolm Fairbairn, and DvineWave Holdings LLC beneficially owned approximately 9.8%, 5.7%, and 5.1%, respectively, of our common stock as of November 1, 2019. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Our stock is currently traded on The Nasdaq Stock Market, but we can provide no assurance that we will be able to maintain an active trading market on The Nasdaq Stock Market or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell or purchase shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and impair our ability to acquire other companies or technologies by using our shares as consideration.

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

As of December 31, 2018, we had a Federal net operating loss (“NOL”) carryforward of approximately $130,590,000. Under the U.S. Tax Code, NOLs prior to 2019 can generally be carried forward to offset future taxable income for a period of 20 years. Our ability to use our NOLs that are prior to 2018 during this period will be dependent on our ability to generate taxable income, and the NOLs could expire before we generate sufficient taxable income to take advantage of the NOLs. As of December 31, 2018, based on our history of operating losses it is possible that a portion of our NOLs will not be fully realizable.

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

10.1

At Market Issuance Sales Agreement between the Registrant and B. Riley FBR, Inc., dated October 11, 2019 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on October 11, 2019)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

+This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGOUS CORPORATION
(Registrant)

Date: November 12, 2019	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Brian Sereda
		Name:	Brian Sereda
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)