Form 10-K
period 2019-12-31
Energous Corp
filed 2020-03-13
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $126,048,551. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 3, 2020, there were 34,632,217 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2019. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Overview

We have developed our WattUp® wireless power technology, consisting of proprietary semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities, including contact-based wireless charging and wireless charging at various distances. We have demonstrated that, for non-contact applications, our transmitter technology is able to mesh into a wire-free charging network that is expected to allow users to charge their devices even as the devices are moved about in three-dimensional space (“mobility charging”). In November 2016 we entered into a Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), an industry leader in Bluetooth low energy semiconductors and power management semiconductors. In conjunction with the Strategic Alliance Agreement, Dialog manufactures and is the exclusive distributor of integrated circuit (“IC”) products that incorporate our designs and provides sales and logistic support to customers on a global basis. We believe our proprietary WattUp technology can be utilized in consumer electronics such as wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, smartwatches, fitness bands, keyboards, mice, remote controls, rechargeable lights, batteries, medical devices, and other devices with charging requirements that would otherwise require battery replacement or a wired power connection.

We believe our technology is innovative in its approach, in that we are developing solutions that charge electronic devices by surrounding them with a focused RF energy pocket. We are engineering solutions that deliver wire-free energy for contact-based charging applications and are also developing non-contact charging at distances up to approximately three feet, as well as low-power charging for distances up to 15 feet and in some use cases mobility charging. To-date, we have developed multiple transmitters and receivers, including prototypes as well as partner production designs. The transmitters vary based on form factor, power specifications and frequencies, while the receivers are designed for applications including hearing aids, fitness bands, smartwatches, smartphones, smartglasses, sensors, industrial applications, keyboards, mice, headsets, earbuds, headphones, Bluetooth tracking tags and more. We have engagements with several consumer electronics (CE) and medical device companies that are in the evaluation and pre-production stage of WattUp-based product development. In 2019, our first end customer product entered the market and we expect additional partner products to be announced and launched in 2020. We are also in discussion with potential customers in the consumer and industrial spaces that are considering our solutions to supply low power distance charging for products that could enter the market in 2021.

When the company was founded in 2012, we recognized the need to design and build an enterprise-class network management and control software (“NMS”) system that would be integral to supporting our customers’ rapid and cost-effective deployment of our wire-free charging technology. Our NMS system is robust and flexible enough to scale up to control thousands of devices across an enterprise, or scale down to meet the needs of a home or IoT environment.

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

Our technology solution consists principally of transmitter controller ICs, power amplifier ICs and receiver ICs, as well as novel antenna designs, application prototypes and proprietary software algorithms. We submitted our first IC design for wafer fabrication in 2013 and have developed many generations of transmitter and receiver ICs, antenna designs, and software algorithms.  We have endeavored to optimize our technology by reducing size and cost, while at the same time increasing performance which enables our designs to be integrated into a broad range of devices. We have developed a “building block” approach that allows us to scale our product implementations by combining multiple transmitter building blocks or multiple receiver building blocks to meet the power, distance, size and cost requirements of customer applications requirements. Our technology is readily scalable because the same ICs that are used for contact-based charging can be used for distance-based charging solutions. We have developed two classes of chip solutions, a CMOS-based technology focused on low cost, small footprint and low power (less than 5 watts) and a GaAs/GAn-based technology capable of delivering higher power with greater efficiency. We intend to continue to invest in research and development with high power capabilities of 20 watts and beyond at high levels of efficiency. We also intend to continue to invest in improving product performance, efficiency, cost-performance and miniaturization as required to reach multiple markets and expand the power-at-a-distance ecosystem, while maintaining a technology lead on potential competitors.

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

We generally maintain exclusive rights to all intellectual property in our technology. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of February 13, 2020, we had more than 110 pending patent applications in the U.S. and abroad. Additionally, the U.S. Patent and Trademark Office and international patent offices have issued 220 patents to us. In addition to the inventions covered by these patents, we have also identified specific inventions that we believe are novel and patentable. In addition to the inventions covered by these patents and patent applications, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and pursue those that we believe are most protective for our business and expand the core value of the Company.

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

Our common stock is quoted on The Nasdaq Stock Market under the symbol “WATT”. As of February 29, 2020, we had 51 full-time employees, 41 of whom were engineers. We were incorporated in Delaware in 2012. Our corporate headquarters is located at 3590 North First Street, Suite 210, San Jose, CA 95134. Our website can be accessed at www.energous.com. The information contained on, or that may be obtained from our website, is not, and shall not be deemed to be, part of this Annual Report on Form 10-K.

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

To validate our technology, we originally sought out customers that were smaller, more nimble early adopters with relatively short product cycles and the ability to ship fully integrated WattUp enabled devices to the consumer as quickly as possible. At the same time, we began to engage with larger, top tier customers with the ability to ship WattUp enabled consumer and IoT devices in mass quantities. We are also engaged with companies that have much longer product cycles, such as medical and mobile device companies. As our partnership with Dialog enters its fourth year, the majority of new customer introductions are made through Dialog, comprised of companies diverse in size and end markets.

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

Research and Development

Research and development costs accounted for approximately 60% and 64% of our total operating expenses for 2019 and 2018, respectively. Our total research and development expenses were $23.2 million and $32.9 million for 2019 and 2018, respectively. Research and development expenses are expected to increase in the future as we concentrate our efforts and resources on the commercialization of our technology. While our current prototypes and products focus on near-field and mid-field charging solutions, we continue to make R&D investments into far-field innovations that we anticipate will lead to products that provide low power charging for multiple devices within a radius of up to 15 feet.

Our Intellectual Property

As a company primarily focused on licensing, we expect that our most valuable asset will be our intellectual property. This includes U.S. and foreign patents, patent applications and know-how. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of February 13, 2020, we had more than 110 pending patent applications in the U.S. and abroad. Additionally, the U.S. Patent and Trademark Office and international patent offices have issued 220 patents to us. In addition to the inventions covered by these patents and patent applications, we have identified a significant number of additional specific inventions we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. Our strategy is to continually monitor the costs and benefits of each patent application and pursue those that will best protect our business and expand the core value of the Company.

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

As part of the regulatory approval process, devices incorporating the WattUp® technology must obtain approvals under FCC Part 15 and/or FCC Part 18 in the U.S., depending on the specific application. Energous has received Part 15 and Part 18 FCC approvals for WattUp enabled products and has received regulatory approvals from many international agencies.

Current FCC Approvals for WattUp Technology

FCC ID	Description	Grant Date
2ADNG-MLA1599	Digital Transmission System Bluetooth Accessory 2.4GHz	12/30/2014
2ADNG-MT100	Close Coupled 5.8 GHz Charger Pad	05/24/2016
2ADNG-NF130	RF Wireless Charger and Receiver 5.8 GHz	05/02/2017
2ADNG-NF130	Digital Transmission System for Bluetooth 2.4 GHz	05/02/2017
2ADNG-MS300	Wireless Charger 913 MHz	12/26/2017
2ADNG-MS300	Digital Transmission System for Bluetooth 2.4 GHz	12/26/2017
2ADNG-MS300A	WPT Client Device 913 MHz	01/05/2018
2ADNG-MS300A	Digital Transmission System WPT Client Device with BLE 2.4 GHz	01/05/2018
2ADNG-NF230	RF Wireless Charger 918 MHz	04/09/2018
2ADNG-NF230	Digital Transmission System for Bluetooth 2.4 GHz	04/09/2018
2ADNG-NF330	RF Wireless Charger 918MHz	07/29/2019
2ADNG-NF330	Digital Transmission System for Bluetooth 2.4 GHz	07/29/2019

Current FCC Approvals for Customer Products

FCC ID	Description	Grant Date
VAW-NF910	SK Telesys Co., Ltd, based on Energous ID: 2ADNG-NF230	12/27/2018

In February 2020, we announced regulatory approval for our WattUp near-field wireless charging technology in Japan, a critical market in the Asia Pacific region for our customers and partners. As of February 26, 2020, products integrating WattUp® technology had received international regulatory approvals and were approved to ship into 112 countries.

Employees

As of February 29, 2020, we had 51 full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants, including technical advisors, on an as-needed basis to supplement existing staff. Consultants and technical advisors provide us with expertise in electrical engineering, software development and other specialized areas of engineering and science.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of December 31, 2019, we had an accumulated deficit of approximately $263 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

We will need additional financing to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We do not have sufficient funds to fully implement our long-term business plans. It is likely that we will need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of substantial revenue for such products. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which could restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of economic conditions, general global economic uncertainty (including as a result of actual or perceived disruption caused by the recent coronavirus, or COVID-19, or other infectious diseases), political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

We may not be able to develop all the features we seek to include in our technology.

We have developed commercial products, as well as working prototypes, that utilize our technology. Additional features and performance specifications we seek to include in our technology have not yet been developed. For example, some customer applications may require specific combinations of cost, footprint, efficiencies and capabilities at various frequencies, charging power levels and distances. We believe our research and development efforts will yield additional functionality and capabilities over time. However, there can be no assurance that we will be successful in achieving all the features we are targeting and our inability to do so may limit the appeal of our technology to consumers.

We may be unable to demonstrate the commercial feasibility of the full capability of our technology.

We have developed both commercial products, as well as working prototypes, that use our technology at differing power levels and charging distances, but additional research and development is required to realize the potential of our technology for applications at increasing power levels and distances that can be successfully integrated into commercial products. Research and development of new technologies is, by its nature, unpredictable.  We could encounter unanticipated technical problems, the inability to identify products utilizing our technology that will be in demand with customers, getting our technology designed into those products, designing new products for manufacturability, regulatory hurdles and achieving acceptable price points for final products. Although we intend to undertake development efforts with commercially reasonable diligence, there can be no assurance that our available resources will be sufficient to enable us to develop our technology to the extent needed to create future revenues to sustain our operations.

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

Outbreak of health epidemics, such as COVID-19, may adversely affect our business, results of operations and financial condition.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we, our customers and suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. For example, the recent outbreak of COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, manufacturing restrictions, declarations of states of emergency, business shutdown and restrictions on the movement of employees in many regions of China and certain other countries, including the United States. Further, a majority of our early adopters have a significant dependence on the Chinese manufacturing and supply chain infrastructure. We believe the outbreak of COVID-19 has delayed adoption of our technology by multiple customers who temporarily shut down their workforce and supply chain based in China. In one case, this outbreak delayed the launch of a new product that incorporates our technology. COVID-19, or similar or related diseases, may result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect our suppliers’ supply to us and demand for our customers’ products. Any of these events could materially and adversely affect our business, results of operations and financial condition. The extent of the impact will depend on future developments, which are highly uncertain and cannot be predicted.

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in products incorporating our technologies. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. For example, we may be unsuccessful in defending our patents and other proprietary rights against third party challenges. If we do not have the resources to defend our intellectual property, the value of our intellectual property and our licensed technology will decline. In addition, some companies that integrate our technology into their products may acquire rights in the technology that limit our business or increase our costs.  If we are not successful in protecting our intellectual property effectively, our financial results may be adversely affected and the price of our common stock could decline.

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

The policies we use to protect our trade secrets might not be effective in preventing misappropriation of our trade secrets by others. In addition, confidentiality agreements executed by our customers, employees, consultants and advisors might not be enforceable or might not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. Litigating a trade secret claim is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge methods and know-how. If we are unable to protect our intellectual property rights, we may be unable to prevent competitors from using our own inventions and intellectual property to compete against us, and our business may be harmed.

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

Terms of our existing or new development and license agreements could limit our ability to license our technology in specific markets.

The terms of our current development and license agreement with a tier-one consumer electronics company could limit our ability to do business in some industry verticals through December 2020, which could cause some potential customers not to choose, or delay using, our technology in their products, which could have a negative impact on our revenue opportunities and financial results.

Expanding our business operations as we intend will impose new demands on our financial, technical, operational and management resources.

To date we have operated primarily in the research and development phase of our business. If we are successful, we will need to expand our business operations, which will impose new demands on our financial, technical, operational and management resources. If we do not upgrade our technical, administrative, operating and financial control systems, or if unexpected expansion difficulties arise, including issues relating to our research and development activities, then retention of experienced scientists, managers and engineers could become more challenging and have a material adverse effect on our business, results of operations and financial condition.

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

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting We are a smaller reporting company and may elect to comply with reduced public company reporting requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and have either: (i) a public float of less than $250 million or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and (A) no public float or (B) a public float of less than $700 million. As a “smaller reporting company,” we are subject to reduced disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Until such time as we cease to be a “smaller reporting company,” such reduced disclosure in our SEC filings may make it harder for investors to analyze our operating results and financial prospects.

If some investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of December 31, 2019, we cannot assure you that we will not identify any material weakness in our internal control in the future.

We are no longer an emerging growth company and are now required to include an attestation report on the effectiveness of our internal control over financial reporting annually of our independent registered public accounting firm. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

If we experience a material weakness in our internal controls, we may fail to detect errors in our financial accounting, which may require a financial statement restatement or otherwise harm our operating results, cause us to fail to meet our SEC reporting obligations or Nasdaq listing requirements, adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls over financial reporting, or if our auditors were to express an adverse opinion on the effectiveness of our internal control over our financial reporting because we had one or more material weaknesses, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

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

We are subject to risks associated with our utilization of engineering consultants.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 2014. Our common stock has experienced an intra-day trading high of $6.79 per share and a low of $0.90 per share on The Nasdaq Stock Market over the last 52 weeks, as of March 12, 2020. The price of our common stock is likely to continue to fluctuate significantly in response to many factors that are beyond our control, including:

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

All decisions with respect to the management of our company are made by our board of directors and our officers, who beneficially own approximately 5.9% of our common stock collectively as of February 20, 2020. In addition, our greater than 5% stockholders such as Dialog Semiconductor plc, Black Rock Inc. and Emily and Malcolm Fairbairn beneficially owned approximately 6.9%, 5.6%, and 5.2%, respectively, of our common stock as of February 20, 2020. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We expect to continue to incur significant costs as a result of being a public reporting company and our management will be required to devote substantial time to meet our compliance obligations.

As a public reporting company, we incur significant legal, accounting and other expenses. We are subject to reporting requirements of the Securities Exchange Act of 1934 and rules subsequently implemented by the Securities and Exchange Commission that require us to establish and maintain effective disclosure controls and internal controls over financial reporting, as well as some specific corporate governance practices. Our management and other personnel are expected to devote a substantial amount of time to compliance initiatives associated with our public reporting company status. Those costs can be expected to increase as we emerged from emerging growth company status and will increase significantly if we no longer qualify as a smaller reporting company.

We may be subject to securities litigation, which is expensive and could divert management attention.

Our stock price has fluctuated in the past, reacting to news such as our past announcements of FCC approvals and it may be volatile in the future. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation, and we may be the target of litigation of this sort in the future. Securities litigation is costly and can divert management attention from other business concerns, which could seriously harm our business and the value of your investment in our company.

An active trading market for our common stock may not be maintained.

Our stock is currently traded on The Nasdaq Stock Market, but we can provide no assurance that we will be able to maintain an active trading market on The Nasdaq Stock Market or any other exchange in the future, including if we no longer meet the applicable listing standards of Nasdaq. If an active market for our common stock is not maintained, or if we no longer qualify to be listed on Nasdaq, it may be difficult for our stockholders to sell or purchase shares on such a national securities exchange, or otherwise. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and impair our ability to acquire other companies or technologies by using our shares as consideration.

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

Our ability to use Federal net operating loss carry forwards to reduce future tax payments may be limited if our taxable income does not reach sufficient levels.

As of December 31, 2019, we had a Federal net operating loss (“NOL”) carryforward of approximately $169,405,000. Under the U.S. Tax Code, NOLs arising in tax years ending on or before December 31, 2017 can generally be carried forward to offset future taxable income for a period of 20 years, and NOLs arising in tax years ending after December 31, 2017 can generally be carried forward indefinitely. Our ability to use our NOLs will be dependent on our ability to generate taxable income, and the NOLs that arose in tax years ending on or before December 31, 2017 could expire before we generate sufficient taxable income to take advantage of the NOLs. As of December 31, 2019, based on our history of operating losses it is possible that a portion of our NOLs will not be fully realizable.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In 2014, we entered into a lease agreement for our corporate headquarters located at Northpointe Business Center, 3590 North First Street in San Jose, California. A new lease on this same property was signed in July 2019 for a term of three years starting from October 1, 2019. This space, with a total of 21,188 square feet, is used for our headquarters and for research and development efforts. In May 2017, we entered into a lease agreement for office space in Costa Mesa, CA which is utilized by our engineers residing in Southern California. A new lease on this property was signed in July 2019 for a term of two years starting from October 1, 2019 and has a total of 3,054 square feet.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2019, there were 11 stockholders of record of our common stock, and we believe we have significantly more beneficial holders of our common stock. Our common stock is listed on The Nasdaq Stock Market under the symbol “WATT.”

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

The information regarding the Securities Authorized for issuance under our equity compensation plans will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2020 Annual Meeting of Stockholders.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have developed our WattUp® wireless power technology, consisting of proprietary semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities, including contact-based wireless charging and wireless charging at various distances. We have demonstrated that, for non-contact applications, our transmitter technology is able to mesh into a wire-free charging network that is expected to allow users to charge their devices even as the devices are moved about in three-dimensional space (“mobility charging”). In November 2016 we entered into a Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), an industry leader in Bluetooth low energy semiconductors and power management semiconductors. In conjunction with the Strategic Alliance Agreement, Dialog manufactures and is the exclusive distributor of integrated circuit (“IC”) products that incorporate our designs and provides sales and logistic support to customers on a global basis. We believe our proprietary WattUp technology can be utilized in consumer electronics such as wearables, hearing aids, earbuds, Bluetooth headsets, Internet of Things (“IoT”) devices, smartphones, tablets, smartwatches, fitness bands, keyboards, mice, remote controls, rechargeable lights, batteries, medical devices, and other devices with charging requirements that would otherwise require battery replacement or a wired power connection.

We believe our technology is innovative in its approach, in that we are developing solutions that charge electronic devices by surrounding them with a focused RF energy pocket. We are engineering solutions that deliver wire-free energy for contact-based charging applications and are also developing non-contact charging at distances up to approximately three feet, as well as low-power charging for distances up to 15 feet and in some use cases mobility charging. To-date, we have developed multiple transmitters and receivers, including prototypes as well as partner production designs. The transmitters vary based on form factor, power specifications and frequencies, while the receivers are designed for applications including hearing aids, fitness bands, smartwatches, smartphones, smartglasses, sensors, industrial applications, keyboards, mice, headsets, earbuds, headphones, Bluetooth tracking tags and more. We are engaged with several consumer electronics (CE) and medical device companies that are in the pre-production stage of WattUp-based product development. In 2019, our first end customer product entered the market and we expect additional partner products to be announced and launched in 2020. We are also in discussion with potential customers in the consumer and industrial spaces that are considering our solutions to supply low power distance charging for products that could enter the market in 2021.

When the company was founded in 2012, we recognized the need to design and build an enterprise-class network management and control software (“NMS”) system that would be integral to supporting our customers’ rapid and cost-effective deployment of our wire-free charging technology. Our NMS system is robust and flexible enough to both scale up to control thousands of devices across an enterprise, or scale down to meet the needs of a home or IoT environment.

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

Our technology solution consists principally of transmitter controller ICs, power amplifier ICs and receiver ICs, as well as novel antenna designs, application prototypes and proprietary software algorithms. We submitted our first IC design for wafer fabrication in 2013 and have developed many generations of transmitter and receiver ICs, antenna designs, and software algorithms.  We have endeavored to optimize our technology by reducing size and cost, while at the same time increasing performance which enables our designs to be integrated into a broad range of devices. We have developed a “building block” approach that allows us to scale our product implementations by combining multiple transmitter building blocks or multiple receiver building blocks to meet the power, distance, size and cost requirements of customer applications requirements. Our technology is readily scalable because the same ICs that are used for contact-based charging can be used for distance-based charging solutions. We have developed two classes of chip solutions, a CMOS-based technology focused on low cost, small footprint and low power (less than 5 watts) and a GaAs/GAn-based technology capable of delivering higher power with greater efficiency. We intend to continue to invest in research and development with high power capabilities of 20 watts and beyond at high levels of efficiency. We also intend to continue to invest in improving product performance, efficiency, cost-performance and miniaturization as required to reach multiple markets and expand the power-at-a-distance ecosystem, while maintaining a technology lead on potential competitors.

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

We generally maintain exclusive rights to all intellectual property in our technology. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of February 13, 2020, we had more than 110 pending patent applications in the U.S. and abroad. Additionally, the U.S. Patent and Trademark Office and international patent offices have issued 220 patents to us. In addition to the inventions covered by these patents, we have also identified specific inventions that we believe are novel and patentable. In addition to the inventions covered by these patents and patent applications, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and pursue those that we believe are most protective for our business and expand the core value of the Company.

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

The market for products using our technology is nascent and unproven, so our success is sensitive to many factors, including technological feasibility, regulatory approval, customer acceptance, competition and global market fluctuations.

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

Basis of Presentation. The accompanying audited financial statements and footnotes for the years ended December 31, 2019 and 2018 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding financial information.

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

We record revenue associated with product development projects that we enter into with certain customers. In general, these development projects are complex, and we do not have certainty about our ability to achieve the project milestones. The achievement of a milestone is dependent on our performance obligation and requires acceptance by the customer.  We recognize revenue based on when the performance obligation is met. However, we do not recognize revenue in excess of an accepted milestone, as there would be uncertainty of payment for work that has not been accepted. The payment associated with achieving the performance obligation is generally commensurate with our effort or the value of the deliverable and is nonrefundable. We record the expenses related to these projects in research and development expense, in the periods such expenses were incurred.

We record royalty revenue from our manufacturing partner, Dialog, based on shipments from Dialog to its customers.

During 2019 and 2018, we recorded revenue of $200,143 and $514,823, respectively.

Research and Development. Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. We incurred research and development costs of $23,228,810 and $32,871,685 for 2019 and 2018, respectively.

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

For 2019 and 2018, we had $17,137,156 and $22,248,651, respectively, of research and development expenses capitalized for federal income tax purposes, with amortization commencing upon our receiving an economic benefit from the related research. As of December 31, 2019, we had approximately $169,405,000 gross federal net operating loss carryforwards (“NOLs”) and a federal research and development tax credit carryforward of approximately $4,471,000. As of December 31, 2019 and 2018, deferred tax assets consisted principally of net operating loss and tax credit carryforwards, the research and development costs and stock-based compensation, and such deferred tax assets were fully reserved. Accordingly, our effective tax rate for 2019 and 2018 was nil.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryforwards when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of our outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Accordingly, an ownership change could trigger a limitation of the use of the loss carryforward. We completed a Section 382 analysis as of December 31, 2019 and determined that none of our federal net operating loss carryforwards or federal research and development tax credits are limited.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of December 31, 2019 and 2018, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. Our policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded for 2019 and 2018.

Common Stock Purchase Warrants and Other Derivative Financial Instruments. We classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide a choice of net-cash settlement or settlement in our shares (physical settlement or net-share settlement) providing that such contracts are indexed to our shares as defined in ASC 815-40 “Contracts in Entity’s Own Equity” (“ASC 815-40”). We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

Leases. We have adopted the new lease standard as of January 1, 2019, ASU No. 2016-02, “Leases (Topic 842).” The new lease standard requires the recognition on the balance sheet of right-of-use assets and operating lease liabilities. We elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts.

Results of Operations

For the Years Ended December 31, 2019 and 2018

Revenues. During 2019 and 2018, we recorded revenue of $200,143 and $514,823, respectively. The $314,680 decrease is due to a decrease in engineering services revenue.

Operating Expenses. Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses for 2019 and 2018 were $39,008,043 and $51,444,233, respectively.

Research and Development Expenses. Research and development expenses include costs for developing our technology, such as IC design costs, salaries, software and facility costs. Research and development costs for 2019 and 2018 were $23,228,810 and $32,871,685, respectively. The $9,642,875 decrease in research and development expenses is primarily due to a $4,256,529 decrease in stock-based compensation due to a lower headcount and certain equity awards reaching full expense amortization during 2018, a $1,963,313 decrease in chip development, manufacturing and engineering component costs due to project timing, a $1,185,783 decrease in payroll and related compensation expense, as a result of lower average headcount, a $487,764 decrease in regulatory testing costs, a $470,904 decrease in legal patent costs, a $318,508 decrease in legal costs pertaining to obtaining regulatory approvals and a $248,799 decrease in depreciation expense from a full year of depreciation expense in 2018 of older lab equipment and hardware.

Sales and Marketing Expenses. Sales and marketing expenses for 2019 and 2018 were $5,418,967 and $6,185,159, respectively. The $766,192 decrease in sales and marketing expenses is primarily due to a $510,685 decrease in payroll and related compensation expense due to lower bonus payouts and lower overall headcount within the department, a $189,759 decrease in supplies utilized for customer demonstrations, a $123,881 decrease in promotional and graphic design costs and a $65,000 decrease in recruiting fees, partially offset by a $145,183 increase in stock-based compensation.

General and Administrative Expenses. General and administrative expenses include costs for general and corporate functions, including facility fees, travel, telecommunications, insurance, professional fees, consulting fees and other overhead. General and administrative costs for 2019 and 2018 were $10,360,266 and $12,387,389, respectively. The $2,027,123 decrease in general and administrative expense is primarily due to a $1,995,828 decrease in stock-based compensation due to certain equity awards reaching full expense amortization during 2018 and a $156,815 decrease in payroll and related compensation expense, primarily from lower bonus payments, partially offset by a $177,199 increase in insurance expense, primarily as a result of higher premiums for directors and officers insurance.

Loss from Operations. Loss from operations for 2019 and 2018 was $38,807,900 and $50,929,410, respectively.

Interest Income. Interest income for 2019 was $416,274, compared to $89,288 for 2018, primarily due to higher interest rates for the savings account.

Net Loss. As a result of the above, net loss for 2019 was $38,399,089, compared to $50,840,122 for 2018.

Liquidity and Capital Resources

During 2019 and 2018, we recorded revenue of $200,143 and $514,823, respectively. We incurred a net loss of $38,399,089 and $50,840,122 for 2019 and 2018, respectively. Net cash used in operating activities was $26,621,145 and $32,527,023 for 2019 and 2018, respectively. Since inception, we have met our liquidity requirements through private placements of convertible notes, our initial public offering of common stock, sale of common stock to a strategic investor, issuance of common stock to our landlord to reduce monthly base rent obligations and pay for tenant improvements, sale of common stock in follow-on public offerings, private placements of common stock to investors, an “at-the-market” equity offering of our common stock, and revenue received under product development projects with customers.

As of December 31, 2019, we had cash and cash equivalents of $21,684,089.

We believe our current cash on hand, together with anticipated revenues and expected financing, will be sufficient to fund our operations into March 2021. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we will likely pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing would be available on terms that we would find acceptable, or at all.

During 2019, cash flows used in operating activities were $26,621,145, consisting of a net loss of $38,399,089, less non-cash expenses aggregating $12,256,613 (representing principally stock-based compensation of $10,646,580, increase in right-of-use lease assets of $786,342 and depreciation expense of $781,228), a $284,748 increase in accrued expenses and a $130,809 decrease in prepaid expenses and other current assets, partially offset by a $662,766 increase in operating lease liabilities and a $189,866 decrease in accounts payable. During 2018, cash flows used in operating activities were $32,527,023, consisting of a net loss of $50,840,122, less non-cash expenses aggregating $17,889,258 (representing principally stock-based compensation of $16,753,754 and depreciation expense of $1,054,720), a $163,305 decrease in accounts payable, partially offset by a $445,270 decrease in prepaid expenses and other current assets and a $156,324 increase in accrued expenses.

During 2019 and 2018, cash flows used in investing activities were $196,199 and $859,819, respectively. The cash used in 2019 primarily consisted of purchased leasehold improvements related to the construction of a regulatory testing chamber within our office space. The cash used in 2018 consisted of purchases of computer hardware and software for chip development.

During 2019, cash flows provided by financing activities were $28,394,948, which consisted of $23,319,156 in net proceeds from an offering of shares and warrants pursuant to a shelf registration statement, $4,557,693 in net proceeds from the sales of shares to the public in at-the-market (“ATM”) transactions, proceeds from contributions to the employee stock purchase program (“ESPP”) of $457,362 and proceeds from the exercise of stock options of $400,103, offset by $339,366 in shares withheld for the payment of payroll taxes for the delivery of RSUs and PSUs. During 2018, cash flows provided by financing activities were $40,698,073, which consisted of $38,846,815 in net proceeds from the sale of shares to the public, proceeds from the exercise of stock options of $1,319,461 and proceeds from contributions to the employee stock purchase program (“ESPP”) of $531,797.

Research and development of new technologies is, by its nature, unpredictable. Although we intend to continue our research and undertake development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations.

Furthermore, since we have no committed source of financing, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which would have a material adverse effect on our business, operating results, financial condition, long-term prospects and continue to be a viable business.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, we may be exposed to certain market risks, such as interest rates. The annual impact of our results of operations of a 100 basis point interest rate change on December 31, 2019 would be minimal. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

Item 8. Financial Statements and Supplementary Data.

Energous Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Energous Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Energous Corporation (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 13, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Adoption of New Accounting Standards

ASU No. 2016-02

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2013.

Melville, NY
March 13, 2020

Energous Corporation

BALANCE SHEETS

	As of
	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$21,684,089	$20,106,485
Accounts receivable, net	63,144	44,550
Prepaid expenses and other current assets	450,231	581,040
Prepaid rent, current	—	56,668
Total current assets	22,197,464	20,788,743
Property and equipment, net	626,524	1,219,016
Right-of-use lease asset	2,057,576	—
Other assets	2,410	2,410
Total assets	$24,883,974	$22,010,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,671,519	$1,861,385
Accrued expenses	2,063,097	1,778,349
Operating lease liabilities, current portion	722,291	—
Deferred revenue	12,000	—
Total current liabilities	4,468,907	3,639,734

Long-term liabilities:
Operating lease liabilities, long-term portion	1,402,193	—
Total liabilities	5,871,100	3,639,734

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at December 31, 2019 and December 31, 2018; no shares issued or outstanding	—	—
Common Stock, $0.00001 par value, 50,000,000 shares authorized at December 31, 2019 and December 31, 2018; 33,203,806 and 26,526,303 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively.	333	265
Additional paid-in capital	282,153,201	243,111,741
Accumulated deficit	(263,140,660)	(224,741,571)
Total stockholders’ equity	19,012,874	18,370,435
Total liabilities and stockholders’ equity	$24,883,974	$22,010,169

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2019	2018
Revenue	$200,143	$514,823
Operating expenses:
Research and development	23,228,810	32,871,685
Sales and marketing	5,418,967	6,185,159
General and administrative	10,360,266	12,387,389
Total operating expenses	39,008,043	51,444,233
Loss from operations	(38,807,900)	(50,929,410)
Other income (expense):
Interest income, net	416,274	89,288
Loss on disposal of property and equipment	(7,463)	—
Total	408,811	89,288
Net loss	$(38,399,089)	$(50,840,122)
Basic and diluted loss per common share	$(1.27)	$(1.99)
Weighted average shares outstanding, basic and diluted	30,262,642	25,486,270

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2018	22,584,588	$225	$185,659,954	$(173,901,449)	$11,758,730
Stock-based compensation - restricted stock units (“RSUs”)	—	—	15,359,011	—	15,359,011
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	574,927	—	574,927
Stock-based compensation - performance share units (“PSUs”)	—	—	819,816	—	819,816
Issuance of shares for RSUs	963,019	10	(10)	—	—
Issuance of shares for PSUs	294,969	3	(3)	—	—
Exercise of stock options	380,745	4	1,319,457	—	1,319,461
Cashless exercise of warrants	19,359	—	—	—	—
Shares purchased from contributions to the ESPP	62,168	1	531,796	—	531,797
Issuance of shares in an at-the-market ("ATM") placement, net of issuance costs of $1,153,715	2,221,455	22	38,846,793	—	38,846,815
Net loss	—	—	—	(50,840,122)	(50,840,122)
Balance, December 31, 2018	26,526,303	265	243,111,741	(224,741,571)	18,370,435
Stock-based compensation - restricted stock units (“RSUs”)	—	—	10,190,211	—	10,190,211
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	368,021	—	368,021
Stock-based compensation - performance share units (“PSUs”)	—	—	88,348	—	88,348
Issuance of shares for RSUs	1,110,817	11	(11)	—	—
Shares withheld for payroll tax on RSUs	(1,329)	—	(10,207)		(10,207)
Shares withheld for payroll tax on PSUs	(44,481)	—	(329,159)	—	(329,159)
Shares returned	(38,666)	—	—	—	—
Exercise of stock options	80,201	1	400,102	—	400,103
Shares purchased from contributions to the ESPP	178,003	2	457,360	—	457,362
Issuance of shares and warrants in a private placement, net of $1,680,844 in issuance costs	3,333,333	33	23,319,123	—	23,319,156
Issuance of shares in an at-the-market ("ATM") placement, net of $339,081 in issuance costs	2,059,625	21	4,557,672	—	4,557,693
Net loss	—	—	—	(38,399,089)	(38,399,089)
Balance, December 31, 2019	33,203,806	$333	$282,153,201	$(263,140,660)	$19,012,874

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(38,399,089)	$(50,840,122)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	781,228	1,054,720
Stock based compensation	10,646,580	16,753,754
Change in operating lease right-of-use assets	786,342	—
Bad debt expense	35,000	—
Loss on disposal of property and equipment	7,463	—
Amortization of prepaid rent from stock issuance to landlord	—	80,784
Changes in operating assets and liabilities:
Accounts receivable	(53,594)	(44,550)
Prepaid expenses and other current assets	130,809	445,270
Other assets	—	30,102
Accounts payable	(189,866)	(163,305)
Accrued expenses	284,748	156,324
Operating lease liabilities	(662,766)	—
Deferred revenue	12,000	—
Net cash used in operating activities	(26,621,145)	(32,527,023)
Cash flows from investing activities:
Purchases of property and equipment	(196,199)	(859,819)
Net cash used in investing activities	(196,199)	(859,819)
Cash flows from financing activities:
Net proceeds from the sales of common stock	23,319,156	38,846,815
Net proceeds from an at-the-market ("ATM") offering	4,557,693	—
Proceeds from the exercise of stock options	400,103	1,319,461
Proceeds from contributions to employee stock purchase plan	457,362	531,797
Shares repurchased for tax withholdings on vesting of RSUs	(10,207)	—
Shares repurchased for tax withholdings on vesting of PSUs	(329,159)	—
Net cash provided by financing activities	28,394,948	40,698,073
Net increase in cash and cash equivalents	1,577,604	7,311,231
Cash and cash equivalents - beginning	20,106,485	12,795,254
Cash and cash equivalents – ending	$21,684,089	$20,106,485
Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$11	$10
Common stock issued for PSUs	$—	$3

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

Note 2 – Liquidity and Management Plans

During the year ended December 31, 2019, the Company has recorded revenue of $200,143. The Company incurred a net loss of $38,399,089 and $50,840,122 for the years ended December 31, 2019 and 2018, respectively. Net cash used in operating activities was $26,621,145 and $32,527,023 for the years ended December 31, 2019 and 2018, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $23,319,156 in March 2019 and $4,557,693 during the fourth quarter of 2019, along with payments received under product development projects.

As of December 31, 2019, the Company had cash on hand of $21,684,089. The Company expects that cash on hand as of December 31, 2019, together with anticipated revenues, together with potential new financing activities, including potential sales of stock, will be sufficient to fund the Company’s operations into March 2021.

Research and development of new technologies is by its nature unpredictable. Although the Company intends to continue its research and development activities, there can be no assurance that its available resources and revenue generated from its business operations will be sufficient to sustain its operations. Accordingly, the Company expects to pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing would be available on terms that the Company would find acceptable, or at all.

The market for products using the Company’s technology is broad and evolving, but remains nascent and unproven, so the Company’s success is dependent upon many factors, including customer acceptance of its existing products, technical feasibility of future products, regulatory approvals, competition and global market fluctuations.

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

The Company’s significant estimates and assumptions include the valuation of stock-based compensation instruments, recognition of revenue, the useful lives of long-lived assets and valuation of deferred tax assets. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

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

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $23,228,810 and $32,871,685 for the years ended December 31, 2019 and 2018, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2019, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2019 and 2018. The Company files income tax returns with the United States and California governments.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets or liabilities are calculated using current tax laws and rates in effect for the year in which the differences are expected to be recovered or paid. The Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent it is believed that recovery is not likely, establish a valuation allowance. Based upon available objective evidence, the Company believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has established a valuation allowance for all deferred tax assets for the years ended December 31, 2019 and 2018.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 6,739,639 and 6,161,356 for the years ended December 31, 2019 and 2018, respectively, because their inclusion would be antidilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2019	2018
Warrants issued to private investors	3,938,802	3,035,688
Options to purchase common stock	550,985	656,494
RSUs	1,821,852	2,469,174
PSUs	428,000	—
Total potentially dilutive securities	6,739,639	6,161,356

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

ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are measured and recorded at the later of the adoption date, January 1, 2019, or the service commencement date based on the present value of lease payments over the lease term. The Company uses the implicit interest rate when readily determinable; however, most leases do not establish an implicit rate, so the Company uses an estimate of the incremental borrowing rate based on the information available at the time of measurement. Lease expense for lease payments is recognized on a straight-line basis over the lease term. See Note 6 – Commitments and Contingencies, Operating Leases for further discussion of the Company’s operating leases.

Recent Accounting Pronouncements

In July 2019, the FASB issued ASU No. 2019-07, “Codification Updates to SEC Sections.” ASU 2019-07 updates the SEC portion of the FASB’s codification literature to reflect the changes the SEC made to simplify disclosures. It is effective immediately. The Company adopted ASU 2019-07 and its adoption had no material impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740),” Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions under Topic 740 and improves consistent application by clarifying and amending existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2020. The Company does not believe adoption of this standard will have a material impact on its financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2019, through the date which the financial statements are issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 4 – Property and Equipment

Property and equipment are as follows:

	As of December 31,
	2019	2018
Computer software	$917,499	$1,797,454
Computer hardware	2,442,369	2,709,072
Furniture and fixtures	517,864	544,421
Leasehold improvements	776,563	613,111
	4,654,295	5,664,058
Less – accumulated depreciation	(4,027,771)	(4,445,042)
Total property and equipment, net	$626,524	$1,219,016

The Company currently uses the following expected life terms for depreciating property and equipment: computer software – 1-2 years, computer hardware – 3 years, furniture and fixtures – 7 years, leasehold improvements – remaining life of the lease.

The Company disposed of $1,205,962 in hardware and software during the year ended December 31, 2019. Total depreciation and amortization expense of the Company’s property and equipment was $781,228 and $1,054,720 for the years ended December 31, 2019 and 2018, respectively.

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2019	2018
Accrued compensation	$1,097,997	$990,988
Accrued research and development	524,861	—
Accrued legal expenses	253,730	524,685
Other accrued expenses	186,509	262,676
Total	$2,063,097	$1,778,349

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

ENERGOUS CORPORATION

Notes to Financial Statements

Note 6 – Commitments and Contingencies, continued

Operating Leases, continued

On July 1, 2019, the Company signed a new lease agreement for the lease of its office space at its corporate headquarters in San Jose, California for an additional three years. The lease agreement includes space on the first floor of the building that had been previously subleased. Upon expiration of the original lease on September 30, 2019, the new monthly lease payment starting October 1, 2019 was $52,970 and is subject to annual escalations up to a maximum monthly lease payment of $64,941.

On May 31, 2017, the Company renewed a lease agreement for the Company’s space in Costa Mesa, California. The agreement had a term that expired on September 30, 2019 with initial monthly rent of $9,040 and was subject to certain annual escalations as defined in the agreement.

On July 15, 2019, the Company signed a new lease agreement for the lease of office space in Costa Mesa, California for an additional two years. Upon expiration of the original lease on September 30, 2019, the new monthly lease payment starting October 1, 2019 was $9,773 and is subject to an annual escalation up to a maximum monthly lease payment of $10,200.

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $414,426 and operating lease liabilities of $485,747, with no material cumulative effect adjustment to equity as of the date of adoption. The Company anticipates having future total lease payments of $2,239,647 during the period from the first quarter of 2020 to the third quarter of 2022. As of December 31, 2019, the Company has total operating lease right-of-use assets of $2,057,576, current portion operating lease liabilities of $722,291 and long-term portion of operating lease liabilities of $1,402,193. The weighted average remaining lease term is 2.7 years as of December 31, 2019.

The future minimum lease payments for leased locations are as follows:

For the Year Ended December 31,	Amount
2020	$791,979
2021	$863,199
2022	$584,469
Total future lease payments	$2,239,647
Present value discount (4% weighted average)	$(115,163)
Total operating lease liabilities	$2,124,484

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

During the years ended December 31, 2019 and 2018, the Company recognized a total of $1,048,375 and $1,440,671, respectively, in expense under the Bonus Plan. As of December 31, 2019, $356,448 of the 2019 amount was not yet paid and is included in accrued expenses.

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

The Employment Agreement effective as of January 1, 2015, has an initial term of four years and automatically renews each year after the initial term. The Employment Agreement provides for an annual base salary of $365,000, and Mr. Rizzone is eligible to receive quarterly cash bonuses from the MBO Bonus Plan with a total target amount equal to 100% of his base salary based upon achievement of performance-based objectives established by the Board.

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

On August 9, 2018, the Company filed a shelf registration statement on Form S-3, which became effective on August 17, 2018. This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. Pursuant to this registration statement, in March 2019 the Company raised $23,319,156 (net of $1,680,844 in issuance costs) from an offering of shares of its common stock and warrants to purchase 1,666,666 shares of common stock at an exercise price of $10.00 per share. The Company also raised $4,557,693 (net of $339,081 in issuance costs), pursuant to this shelf registration statement, in an “at-the-market” equity offering during the fourth quarter of 2019.

Common Stock Outstanding

In August 2019, an aggregate of 38,666 shares of common stock were returned to the Company and retired in connection with the rescission of restricted stock unit agreements.

Private Placements

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

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2013 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,600,000 shares, bringing to 6,085,967 the total number of shares approved for issuance under that plan.

As of December 31, 2019, 1,261,316 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2014 Non-employee Equity Compensation Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 250,000 shares, bringing to 850,000 the total number of shares approved for issuance under that plan.

As of December 31, 2019, 227,825 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 1,400,000 shares, bringing to 2,710,104 the total number of shares approved for issuance under that plan.

As of December 31, 2019, 997,951 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Equity Incentive Plans, continued

2017 Equity Inducement Plan

On December 28, 2017, the Board of Directors approved the 2017 Equity Inducement Plan. Under the plan, the Board of Directors reserved 600,000 shares for the grant of RSUs. These grants will be administered by a committee of the Board of Directors or the Board of Directors. These awards will be granted to individuals who (a) are being hired as an Employee by the Company or any Subsidiary and such Award is a material inducement to such person being hired; (b) are being rehired as an Employee following a bona fide period of interruption of employment with the Company or any Subsidiary; or (c) will become an Employee of the Company or any Subsidiary in connection with a merger or acquisition.

As of December 31, 2019, 310,030 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

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

As of December 31, 2019, 165,750 shares of common stock remain eligible to be issued under the ESPP. For the year ended December 31, 2019, eligible employees contributed $457,362 through payroll deductions to the ESPP and 178,003 shares were deemed delivered for the year ended December 31, 2019. For the year ended December 31, 2018, eligible employees contributed $531,797 through payroll deductions to the ESPP and 62,168 shares were deemed delivered for the year ended December 31, 2018.

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the year ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2019	656,494	$5.57	4.6	$252,887
Granted	—	—	—	—
Exercised	(80,201)	4.99	—	—
Forfeited	(25,308)	5.33	—	—
Outstanding at December 31, 2019	550,985	$5.67	4.3	$2,538
Exercisable at December 31, 2019	550,985	$5.67	4.3	$2,538

As of December 31, 2019, the unamortized value of options was $0.

The aggregate intrinsic value of options exercised was $55,940 and $4,570,515 for the years ended December 31, 2019 and 2018, respectively.

No options were granted during the years ended December 31, 2019 and 2018.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2019, the Compensation Committee of the Board (“Compensation Committee”) granted various employees RSUs under which the holders have the right to receive an aggregate 782,225 shares of common stock. The majority of these awards, granted under the 2013 Equity Incentive Plan, vest over terms ranging from one to four years.

During the year ended December 31, 2019, the Compensation Committee granted various directors and consultants RSUs under which the holders have the right to receive an aggregate 290,176 shares of common stock. These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards granted vest over terms from one to four years.

During the year ended December 31, 2019, the Compensation Committee granted employees RSUs under which the holders have the right to receive 48,000 shares of common stock. The awards, granted under the 2017 Equity Inducement Plan, vest over four years beginning on the anniversary of the grant date.

In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of the Company’s common stock.

At December 31, 2019, the unamortized value of the RSUs was $12,086,353. The unamortized amount will be expensed over a weighted average period of 1.6 years. A summary of the activity related to RSUs for the year ended December 31, 2019 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	2,469,174	$15.07
RSUs granted	1,120,401	$4.10
RSUs forfeited	(656,906)	$14.23
RSUs vested	(1,110,817)	$12.73
Outstanding at December 31, 2019	1,821,852	$10.05

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s revenue, market capitalization or market share price of the common stock.

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

The fair value of these grants of PSUs to purchase a total of 1,342,061 shares of common stock (including 1,278,153 PSUs granted under the 2015 Performance Share Unit Plan and 63,908 granted as an inducement) was determined to be approximately $3,218,000, and was amortized over the service period of May 21, 2015 through December 31, 2018, on a straight-line basis.

During the year ended December 31, 2019, the Compensation Committee granted various employees PSUs under which the holders have the right to receive an aggregate 434,000 shares of common stock. These awards were granted under the 2015 Performance Share Unit Plan. The awards granted vest upon achievement of Company-wide revenue goals.

Amortization for all PSU awards was $88,348 and $819,816 for the years ended December 31, 2019 and 2018, respectively.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Performance Share Units (“PSUs”), continued

At December 31, 2019, the unamortized value of all PSUs was $806,172 and will be expensed over a weighted average period of 1.0 years. A summary of the activity related to PSUs for the year ended December 31, 2019 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
PSUs granted	434,000	$2.09
PSUs forfeited	(6,000)	$2.09
PSUs vested	—	$—
Outstanding at December 31, 2019	428,000	$2.09

Employee Stock Purchase Plan (“ESPP”)

During the years ended December 31, 2019 and 2018, there were two offering periods per year for the ESPP. The first offering period started on January 1 of each year and concluded on June 30 of each year. The second offering period started on July 1 of each year and concluded on December 31 of each year.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $2.02 and $9.25 during the years ended December 31, 2019 and 2018, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized stock-based compensation expense for the plan of $368,021 and $574,927 for the years ended December 31, 2019 and 2018, respectively.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 8 – Stock Based Compensation, continued

Employee Stock Purchase Plan (“ESPP”), continued

The Company estimated the fair value of the purchase options granted during the years ended December 31, 2019 and 2018 using the Black-Scholes option pricing model. The fair values of the purchase options granted were estimated using the following assumptions:

For the Year Ended December 31, 2019
Stock price range	$4.27 – 5.79
Dividend yield	0%
Expected volatility range	83 – 96%
Risk-free interest rate range	2.10 – 2.51%
Expected life	6 months

For the Year Ended December 31, 2018
Stock price range	$14.48 – 22.34
Dividend yield	0%
Expected volatility range	72 – 177%
Risk-free interest rate range	1.61 – 2.14%
Expected life	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
RSUs	$10,190,211	$15,359,011
PSUs	88,348	819,816
ESPP	368,021	574,927
Total	$10,646,580	$16,753,754

The total amount of stock-based compensation was reflected within the statements of operations as:

	For the Years Ended December 31,
	2019	2018
Research and development	$5,419,627	$9,676,156
Sales and marketing	1,561,319	1,416,136
General and administrative	3,665,634	5,661,462
Total	$10,646,580	$16,753,754

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

As of December 31, 2019 and 2018, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31,
	2019	2018
Deferred tax assets:
Research and development tax credits	$7,390,441	$5,994,401
Net operating loss carryovers	47,460,988	36,578,319
Property and equipment	241,000	144,833
Research and development costs	15,083,114	16,303,445
Start-up and organizational costs	618	696
Stock-based compensation	3,420,667	4,000,781
Operating lease liability	594,507	—
Other accruals	276,512	326,812
Total gross deferred tax assets	74,467,847	63,349,287
Less: valuation allowance	(73,892,063)	(63,349,287)
Total deferred tax assets	575,784	—
Deferred tax liabilities:
Operating lease right-of-use asset	(575,784)	—
Total deferred tax liabilities	(575,784)	—
Total deferred taxes, net	$—	$—

The change in the Company’s valuation allowance is as follows:

	2019	2018
January 1,	$63,349,287	$46,171,964
Increase in valuation allowance	10,542,776	17,177,323
December 31,	$73,892,063	$63,349,287

ENERGOUS CORPORATION

Notes to Financial Statements

Note 9 – Income Taxes, continued

The Company has federal and state net operating loss carryforwards of approximately $169,405,000 and $170,197,000, respectively, available to offset future taxable income. The federal and state NOL carryforwards will expire at various dates beginning in 2034. The Company has federal and state research and development tax credit carryforwards of approximately $4,471,000 and $3,695,000, respectively. The federal R&D credit carryforwards will expire beginning in 2033 and state R&D credit carryforwards do not expire. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company. Although management believes that the Company may have sufficient future taxable income to absorb the net operating loss carryforwards and research and development tax credit carryforwards before the expiration of the carryforward period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2019 and 2018.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryforwards when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryforward. The Company completed a Section 382 analysis as of December 31, 2019 and determined that none of its NOLs or R&D credits would be limited.

	For the Year Ended December 31,
	2019	2018
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes	(5.7)	(7.7)
Permanent differences:
Stock-based compensation	3.1	(2.2)
Meals and entertainment	0.1	0.1
Executive compensation	1.0	0.2
True-up of federal deferred taxes	(1.3)	0.1
True-up of state deferred taxes	(0.1)	—
Change in effective tax rate	—	—
Research and development tax credit, federal	(2.1)	(1.9)
Research and development tax credit, state	(1.4)	(1.4)
Increase in valuation allowance, federal	20.2	24.7
Increase in valuation allowance, state	7.2	9.1
Effective income tax rate	0.0%	0.0%

Note 10 – Related Party Transactions

In November 2016, the Company and Dialog entered into an alliance agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 6 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares (See Note 7 – Stockholders’ Equity, Private Placements). As of December 31, 2019, a total of 654,013 of the warrants remain outstanding. Dialog presently owns approximately 5.2% of the Company’s outstanding common shares and could potentially own 7.1% of the Company’s outstanding common shares if it exercised all of its warrants for common shares. For the years ended December 31, 2019 and 2018, the Company paid $0 and $79,550, respectively, to Dialog for chip development costs incurred, which is recorded under research and development expense. Pursuant to the Strategic Alliance Agreement in Note 6 – Commitments and Contingencies, we recorded $7,100 and $5,773 in revenue for the years ended December 31, 2019 and 2018, respectively.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 11 – Unaudited Quarterly Financial Information

Summarized quarterly information for the years ended December 31, 2019 and 2018 is listed below:

	For the quarter ended
	March 31	June 30	September 30	December 31
2019
Revenue	$66,500	$47,500	$40,500	$45,643
Operating expenses	$11,162,041	$9,994,156	$8,342,569	$9,509,277
Net loss	$(11,019,468)	$(9,803,996)	$(8,184,227)	$(9,391,398)
Loss per share, basic and diluted	$(0.39)	$(0.32)	$(0.27)	$(0.29)

2018
Revenue	$25,000	$205,773	$228,000	$56,050
Operating expenses	$13,474,163	$12,510,139	$12,879,961	$12,579,970
Net loss	$(13,443,457)	$(12,298,371)	$(12,645,291)	$(12,453,003)
Loss per share, basic and diluted	$(0.55)	$(0.48)	$(0.49)	$(0.48)

Note 12 – Customer Concentration

Four customers accounted for approximately 52% of the Company’s revenue for the year ended December 31, 2019 and one customer accounted for approximately 92% of the Company’s revenue for the year ended December 31, 2018. Four customers accounted for nearly 100% of the Company’s accounts receivable balance as of December 31, 2019. Three customers accounted for approximately 86% of the Company’s accounts receivable balance as of December 31, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the board of directors.

Based on their evaluation as of December 31, 2019, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management, under the supervision of and with the participation of the principal executive and principal financial and accounting officers, have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

For the year ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Energous Corporation

Opinion on Internal Control over Financial Reporting

We have audited Energous Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets as of December 31, 2019 and 2018 and the related statements of operations, changes in stockholders’ equity and cash flows and the related notes for each of the two years in the period ended December 31, 2019 of the Company, and our report dated March 13, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum llp

Marcum llp

Melville, NY

March 13, 2020

l:\clients\herley industries\2007\letters\2960 rep of ind 101007.doc

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Executive Compensation,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “The Board of Directors and its Committees.”

Item 11. Executive Compensation

Additional information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Executive Compensation,” and “The Board of Directors and its Committees.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Executive Compensation” and “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Certain Relationships and Related Person Transactions” and “Corporate Governance Principles and Board Matters.”

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Independent Registered Public Accounting Firm Fees and Services” and “Pre-Approval Policies and Procedures.”

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

4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)

4.3	Form of Amendment to Warrant to Purchase Common Stock Dated June 25, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2014

4.4	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2019)

4.5	Description of The Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934+

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.2	Energous Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

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

10.20

Securities Purchase Agreement between the Company and Ascend Legend Master Fund, Ltd., dated August 9, 2016 + (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

10.21

Amendment No. 1 to Securities Purchase Agreement between the Company and Ascend Legend Master Fund, Ltd., dated August  12, 2016 ** (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

10.22

Strategic Alliance Agreement between the Company and Dialog Semiconductor (UK) Ltd., dated November 6, 2016 ** (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

10.23

Securities Purchase Agreement between the Company and Dialog Semiconductor (UK) Ltd., dated November  6, 2016 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

10.24

Securities Purchase Agreement between the Company and Dialog Semiconductor (UK) Ltd., dated June  28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.25

Amended and Restated Warrant to Purchase Common Stock between the Company and Emily T Fairbairn Roth IRA, dated October 6, 2017 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

Exhibit No.	Description of Document
10.26

Amended and Restated Warrant to Purchase Common Stock between the Company and Malcom P Fairbairn Roth IRA, dated October 6, 2017 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.27	Energous Corporation 2017 Equity Inducement Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.28

Offer Letter effective as of October 9, 2014 between Energous Corporation and Neeraj Sahejpal* (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.29	Form of Severance and Change in Control Agreement* (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.30	Energous Corporation MBO Plan* (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.31	Non-Employee Director Compensation Policy, as amended December 28, 2018 (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.32	Service Continuation Agreement between Energous Corporation and Michael Leabman (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2018)

10.33	Amended and Restated Energous Corporation 2013 Equity Incentive Plan* (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on August 9, 2018)

10.34

Amended and Restated Energous Corporation 2014 Non-Employee Equity Compensation Plan* (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018)

10.35	Amended and Restated Performance Share Unit Plan* (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2018)

10.36	Non-Employee Director Compensation Policy, as mended April 6, 2018* (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.37

Form of Securities Purchase Agreement among Energous Corporation and certain investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2019)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

23.1	Consent of Marcum LLP +

24.1	Power of Attorney (included on signature page) +

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 +

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 +

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Schema +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase +

101.DEF	XBRL Taxonomy Extension Definition Linkbase +

Exhibit No.	Description of Document

101.LAB	XBRL Taxonomy Extension Label Linkbase +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase +

*	Indicates a management contract or any compensatory plan, contract or arrangement.
+	Filed herewith.
**	Registrant has omitted portions of the referenced exhibit and submitted such exhibit separately with a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energous Corporation

Dated: March 13, 2020	By:	/s/ Stephen R. Rizzone
Stephen R. Rizzone
President, Chief Executive Officer (Principal Executive Officer) and Director

Dated: March 13, 2020	By:	/s/ Brian Sereda
Brian Sereda
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned officers and directors of Energous Corporation, a Delaware corporation, do hereby constitute and appoint Stephen R. Rizzone and Brian Sereda, and each of them individually, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them individually, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen R. Rizzone	President, Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2020
Stephen R. Rizzone

/s/ Robert J. Griffin	Director and Chairman	March 13, 2020
Robert J. Griffin

/s/ John R. Gaulding	Director and Chairman Emeritus	March 13, 2020
John R. Gaulding

/s/ Dan Fairfax	Director	March 13, 2020
Dan Fairfax

/s/ Reynette Au	Director	March 13, 2020
Reynette Au

/s/ Michael Noonen	Director	March 13, 2020
Michael Noonen

/s/ Nicolaos Alexopoulos	Director	March 13, 2020
Nicolaos Alexopoulos

/s/ Rahul Patel	Director	March 13, 2020
Rahul Patel

/s/ Brian Sereda	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2020
Brian Sereda