Form 10-Q
period 2020-03-31
Energous Corp
filed 2020-05-11
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of May 6, 2020, there were 41,324,493 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energous Corporation

BALANCE SHEETS

	As of
	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,963,917	$21,684,089
Accounts receivable	59,173	63,144
Prepaid expenses and other current assets	352,019	450,231
Total current assets	20,375,109	22,197,464

Property and equipment, net	504,825	626,524
Operating lease right-of-use assets	1,869,131	2,057,576
Other assets	2,410	2,410
Total assets	$22,751,475	$24,883,974
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,038,251	$1,671,519
Accrued expenses	1,435,045	2,063,097
Operting lease liabilities, current portion	762,822	722,291
Deferred revenue	12,000	12,000
Total current liabilities	3,248,118	4,468,907

Operating lease liabilities, long-term portion	1,191,981	1,402,193
Total liabilities	4,440,099	5,871,100

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued or outstanding	–	–
Common Stock, $0.00001 par value, 50,000,000 shares authorized at March 31, 2020 and December 31, 2019; 37,952,017 and 33,203,806 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	381	333
Additional paid-in capital	290,049,391	282,153,201
Accumulated deficit	(271,738,396)	(263,140,660)
Total stockholders’ equity	18,311,376	19,012,874
Total liabilities and stockholders’ equity	$22,751,475	$24,883,974

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenue	$61,475	$66,500
Operating expenses:
Research and development	4,575,303	6,800,678
Sales and marketing	1,447,909	1,599,452
General and administrative	2,652,394	2,761,911
Cost of services revenue	39,544	–
Total operating expenses	8,715,150	11,162,041
Loss from operations	(8,653,675)	(11,095,541)
Other income:
Interest income	55,939	76,073
Total other income	55,939	76,073
Net loss	$(8,597,736)	$(11,019,468)
Basic and diluted loss per common share	$(0.25)	$(0.39)
Weighted average shares outstanding, basic and diluted	34,816,553	27,939,166

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	33,203,806	$333	$282,153,201	$(263,140,660)	$19,012,874
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,321,820	–	2,321,820
Stock-based compensation - performance share units ("PSUs")	–	–	(88,348)	–	(88,348)
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	42,827	–	42,827
Issuance of shares for RSUs	396,559	4	(4)	–	–
Proceeds from contributions to the ESPP	–	–	113,059	–	113,059
Issuance of shares in an at-the-market ("ATM") offering, net of $141,322 in issuance costs	4,351,652	44	5,506,836	–	5,506,880
Net loss	–	–	–	(8,597,736)	(8,597,736)
Balance, March 31, 2020 (unaudited)	37,952,017	$381	$290,049,391	$(271,738,396)	$18,311,376

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	26,526,303	$265	$243,111,741	$(224,741,571)	$18,370,435
Stock-based compensation - restricted stock units ("RSUs")	–	–	3,083,567	–	3,083,567
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	87,825	–	87,825
Issuance of shares for RSUs	434,522	4	(4)	–	–
Shares withheld for payroll tax on RSUs	(1,329)	–	(10,207)	–	(10,207)
Shares withheld for payroll tax on performance share units ("PSUs")	(44,481)	–	(329,159)	–	(329,159)
Exercise of stock options	80,201	1	400,102	–	400,103
Proceeds from contributions to the ESPP	–	–	173,167	–	173,167
Issuance of shares and warrant in a private placement, net of $1,680,844 in issuance costs	3,333,333	33	23,319,123	–	23,319,156
Net loss	–	–	–	(11,019,468)	(11,019,468)
Balance, March 31, 2019 (unaudited)	30,328,549	$303	$269,836,155	$(235,761,039)	$34,075,419

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,597,736)	$(11,019,468)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	121,699	235,368
Stock based compensation	2,276,299	3,171,392
Changes in operating lease right-of-use assets	188,445	127,293
Bad debt expense	33,000	–
Changes in operating assets and liabilities:
Accounts receivable	(29,029)	(22,100)
Prepaid expenses and other current assets	98,212	147,413
Accounts payable	(633,268)	(6,079)
Accrued expenses	(628,052)	80,170
Operating lease liabilities	(169,681)	(83,166)
Net cash used in operating activities	(7,340,111)	(7,369,177)
Cash flows from investing activities:
Purchases of property and equipment	–	(161,249)
Net cash used in investing activities	–	(161,249)
Cash flows from financing activities:
Net proceeds from the sales of common stock	5,506,880	23,319,156
Proceeds from the exercise of stock options	–	400,103
Proceeds from contributions to employee stock purchase plan	113,059	173,167
Shares repurchased for tax withholdings on vesting of RSUs	–	(10,207)
Shares repurchased for tax withholdings on vesting of PSUs	–	(329,159)
Net cash provided by financing activities	5,619,939	23,553,060
Net (decrease) increase in cash and cash equivalents	(1,720,172)	16,022,634
Cash and cash equivalents - beginning	21,684,089	20,106,485
Cash and cash equivalents - ending	$19,963,917	$36,129,119
Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$4	$4

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

Note 2 – Liquidity and Management Plans

During the three months ended March 31, 2020 and 2019, the Company recorded revenue of $61,475 and $66,500, respectively. During the three months ended March 31, 2020 and 2019, the Company recorded net losses of $8,597,736 and $11,019,468, respectively. Net cash used in operating activities was $7,340,111 and $7,369,177 for the three months ended March 31, 2020 and 2019, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $23,319,156 in March 2019, $4,557,693 during the fourth quarter 2019 and $5,506,880 during the first quarter 2020, along with payments received under product development projects.

As of March 31, 2020, the Company had cash on hand of $19,963,917. The Company expects that cash on hand as of March 31, 2020, together with anticipated revenues and potential financing will be sufficient to fund the Company’s operations into May 2021.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the world. The Company is monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company's operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2019 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 13, 2020.  The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the Company’s December 31, 2019 audited financial statements.

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

The Company’s revenue currently consists of product development projects revenue and royalty revenue from Dialog. The Company also provides contract services for Dialog.

The Company records revenue associated with product development projects that it enters into with certain customers. In general, these product development projects are complex, and the Company does not have certainty about its ability to achieve the project milestones. The achievement of a milestone is dependent on the Company’s performance obligation and requires acceptance by the customer. The Company recognizes this revenue at a point in time based on when the performance obligation is met. The payment associated with achieving the performance obligation is generally commensurate with the Company’s effort or the value of the deliverable and is nonrefundable. The Company records the expenses related to these product development projects in research and development expense, in the periods such expenses were incurred.

The Company records royalty revenue from its manufacturing partner, Dialog, and such royalty revenue is recognized at a point in time based on shipments from Dialog to its customers.

The Company recognizes contract services revenue from Dialog over a period of time as the services are performed. The costs associated with this revenue are recognized as the services are performed and are included in cost of services revenue.

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $4,575,303 and $6,800,678 for the three months ended March 31, 2020 and 2019, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2020, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2020 or 2019. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 7,206,004 and 7,601,654 for the three months ended March 31, 2020 and 2019, respectively because their inclusion would be anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2020	2019
Warrant issued to private investors	3,938,802	4,702,354
Options to purchase common stock	550,985	576,293
RSUs	2,048,540	2,323,007
PSUs	667,677	–
Total potentially dilutive securities	7,206,004	7,601,654

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2020, through the date which the financial statements are issued.

Note 4 – Commitments and Contingencies

Operating Leases

San Jose Lease

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

Note 4 – Commitments and Contingencies, continued

Operating Leases, continued

Costa Mesa Lease

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

Operating Lease Commitments

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $414,426 and operating lease liabilities of $485,747, with no material cumulative effect adjustment to equity as of the date of adoption. The Company anticipates having future total lease payments of $2,049,918 during the period from the second quarter of 2020 to the third quarter of 2022. As of March 31, 2020, the company has total operating lease right-of-use assets of $1,869,131, current portion operating lease liabilities of $762,822 and long-term portion of operating lease liabilities of $1,191,981. The weighted average remaining lease term is 2.4 years as of March 31, 2020.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of March 31, 2020 is as follows:

Amount
(unaudited)
2020	602,250
2021	863,199
2022	584,469
Total future lease payments	2,049,918
Present value discount (4% weighted average)	(95,115)
Total operating lease liabilities	1,954,803

Hosted Design Solution Agreement

On June 25, 2015, the Company entered into a three-year agreement to license electronic design automation software in a hosted environment. Pursuant to the agreement, under which services began July 2015, the Company is required to remit quarterly payments in the amount of approximately $101,000 with the last payment due March 30, 2018. On December 18, 2015, the agreement was amended to redefine the hardware and software configuration and the quarterly payments increased to approximately $198,000. In July 2018, the Company renewed agreement for an additional three years, and the Company is required to remit quarterly payments of approximately $218,000, with the last payment due in March 2021.

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

Note 4 – Commitments and Contingencies, continued

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

During the three months ended March 31, 2020, the Company accrued $284,591 in expense under the Bonus Plan, which will be paid during the second quarter of 2020. During the three months ended March 31, 2019, the Company accrued $314,513 in expense, which was paid during the second quarter of 2019.

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

Financing

On August 9, 2018, the Company filed a shelf registration statement on Form S-3, which became effective on August 17, 2018. This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. Pursuant to this registration statement, in March 2019 the Company raised $23,319,156 (net of $1,680,844 in issuance costs) from an offering of shares of its common stock and warrants to purchase 1,666,666 shares of common stock at an exercise price of $10.00 per share. The Company also raised $4,557,693 (net of $339,081 in issuance costs) and $5,506,880 (net of $141,322 in issuance costs), pursuant to this shelf registration statement, in an “at-the-market” equity offering during the fourth quarter of 2019 and the first quarter of 2020, respectively.

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

As of March 31, 2020, 649,695 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2014 Non-employee Equity Compensation Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 250,000 shares, bringing to 850,000 the total number of shares approved for issuance under that plan.

As of March 31, 2020, 227,825 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on May 16, 2018, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 1,400,000 shares, bringing to 2,710,104 the total number of shares approved for issuance under that plan.

As of March 31, 2020, 764,274 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

Note 6 – Stock-Based Compensation, continued

Equity Incentive Plans, continued

2017 Equity Inducement Plan

On December 28, 2017, the Board approved the 2017 Equity Inducement Plan. Under the plan, the Board reserved 600,000 shares for the grant of RSUs. These grants will be administered by the Board or a committee of the Board. These awards will be granted to individuals who (a) are being hired as an employee by the Company or any subsidiary and such award is a material inducement to such person being hired; (b) are being rehired as an employee following a bona fide period of interruption of employment with the Company or any subsidiary; or (c) will become an employee of the Company or any subsidiary in connection with a merger or acquisition.

As of March 31, 2020, 298,404 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

Employee Stock Purchase Plan

In April 2015, the Company’s Board approved the ESPP, under which 600,000 shares of common stock have been reserved for purchase by the Company’s employees, subject to the approval by the stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. Under the ESPP, employees may designate an amount not less than 1% but not more than 10% of their annual compensation for the purchase of Company shares. No more than 7,500 shares may be purchased by an employee under the ESPP during an offering period. An offering period shall be six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of the option will be the lesser of 85% of the fair market of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

As of March 31, 2020, 165,750 shares of common stock remain eligible to be issued under the ESPP. As of March 31, 2020, employees have contributed $113,509 through payroll withholdings to the ESPP for the current offering period. Shares will be deemed delivered on June 30, 2020 for the current offering period.

Stock Option Activity

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2020	550,985	$5.67	4.3	$2,538
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at March 31, 2020	550,985	$5.67	4.3	$–
Exercisable at January 1, 2020	550,985	$5.67	4.3	$2,538
Vested	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Exercisable at March 31, 2020	550,985	$5.67	4.3	$–

As of March 31, 2020, the unamortized value of options was $0.

Note 6 – Stock-Based Compensation, continued

Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2020, the Compensation Committee granted various employees RSUs covering 645,031 shares of common stock under the 2013 Equity Incentive Plan. The awards vest over terms ranging from two to four years.

During the three months ended March 31, 2020, the Compensation Committee granted employees RSUs covering 20,000 shares of common stock under the 2017 Equity Inducement Plan. The awards vest over four years beginning on the anniversary of the grant date.

As of March 31, 2020, the unamortized value of the RSUs was $10,274,477. The unamortized amount will be expensed over a weighted average period of 1.5 years. A summary of the activity related to RSUs for the three months ended March 31, 2020 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	1,821,852	$10.05
RSUs granted	665,031	$1.27
RSUs forfeited	(41,784)	$2.09
RSUs vested	(396,559)	$11.62
Outstanding at March 31, 2020	2,048,540	$6.93

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s revenue, market capitalization or market share price of the common stock.

Amortization for all PSU awards was $(88,348) and $0 for the three months ended March 31, 2020 and 2019, respectively.

A summary of the activity related to PSUs for the three months ended March 31, 2020 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	428,000	$2.09
PSUs granted	267,677	1.27
PSUs forfeited	(28,000)	6.38
PSUs vested	–	–
Outstanding at March 31, 2020	667,677	1.76

Employee Stock Purchase Plan (“ESPP”)

The current offering period under the ESPP started on January 1, 2020 and will conclude on June 30, 2020. During the year ended December 31, 2019, there were two offering periods for the ESPP. The first offering period started on January 1, 2019 and concluded on June 30, 2019. The second offering period started on July 1, 2019 and concluded on December 31, 2019.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $0.57 and $2.43 for the three months ended March 31, 2020 and 2019, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $42,827 and $87,825 for the three months ended March 31, 2020 and 2019, respectively.

Note 6 – Stock-Based Compensation, continued

Employee Stock Purchase Plan (“ESPP”), continued

The Company estimated the fair value of ESPP purchase options granted during the three months ended March 31, 2020 and 2019 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Stock price	$1.77	$5.79
Dividend yield	0%	0%
Expected volatility	61%	96%
Risk-free interest rate	1.57%	2.51%
Expected life	6 months	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
RSUs	2,321,820	$3,083,567
PSUs	(88,348)	–
ESPP	42,827	87,825
Total	$2,276,299	$3,171,392

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended March 31,
	2020	2019
Research and development	$1,100,978	$1,656,553
Sales and marketing	364,458	377,048
General and administrative	810,863	1,137,791
Total	$2,276,299	$3,171,392

Note 7 – Related Party Transactions

In November 2016, the Company and Dialog entered into an alliance agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of March 31, 2020, a total of 654,013 of the warrants remain outstanding. As of March 31, 2020, Dialog owns approximately 4.6% of the Company’s outstanding common shares and could potentially own approximately 6.2% of the Company’s outstanding common shares if it exercised all of its warrants for common shares. The Company recorded $0 and $7,100 in royalty revenue pursuant to the Strategic Alliance Agreement for the three months ended March 31, 2020 and 2019, respectively. Additionally, the Company recorded $40,625 and $0 in contract services revenue performed for Dialog during the three months ended March 31, 2020 and 2019, respectively. The Company recorded $39,544 and $0 in cost of services revenue associated with the contract services performed for Dialog during the three months ended March 31, 2020 and 2019, respectively.

Note 8 – Customer Concentrations

Two customers accounted for approximately 82% of the Company’s revenue for the three months ended March 31, 2020 and four customers accounted for approximately 98% of the Company’s revenue for the three months ended March 31, 2019. Two customers accounted for approximately 90% of the accounts receivable balance, one of which is Dialog, a related party, as of March 31, 2020. The accounts receivable balance for Dialog was $43,322 as of March 31, 2020. Four customers accounted for nearly 100% of the accounts receivable balance as of December 31, 2019.

Note 9 – Subsequent Event

During April 2020, the Company raised net proceeds of $9,216,621 through an “at-the-market” (ATM) offering, pursuant to the shelf registration statement on Form S-3 filed on August 9, 2018 disclosed in Note 5 – Stockholders’ Equity, Financing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation.  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “would,” “should,” “could,” “seek,” “intend,” “plan,” “continue,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed business strategy; market opportunities; regulatory approval; expectations for current and potential business relationships; expectations for revenues, liquidity cash flows and financial performance, the anticipated results of our research and development efforts, the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements relate to the future and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to develop commercially feasible technology; timing of customer implementations of our technology in consumer products; timing and receipt of regulatory approvals in the United States and internationally; the impact of the COVID-19 on our business and our response to it; our ability to find and maintain development partners; market acceptance of our technology; competition in our industry; our ability to protect our intellectual property; competition; and other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis sections of our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update any of our forward-looking statements, whether as a result of new information, future developments or otherwise.

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

In December 2017, we announced Federal Communications Commission (“FCC”) certification of our first-generation WattUp Mid Field transmitter, which simultaneously powers multiple devices at a distance of up to three feet. This transmitter underwent rigorous, multi-month testing to verify that it met consumer safety and regulatory requirements. We believe this was the first certification of a Part 18 FCC-approved non-contact wireless charging transmitter, and that it establishes engineering design precedents that can streamline future regulatory approvals for our technology and for our customers’ end-products that employ our technology. In April 2020, we announced an FCC certification for a new over-the-air charging transmitter technology which we believe will offer our partners a lower-cost, smaller size transmitter technology for lower power applications.

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

We generally maintain exclusive rights to all intellectual property in our technology. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of May 6, 2020, we had more than 110 pending patent applications in the U.S. and abroad. Additionally, the U.S. Patent and Trademark Office and international patent offices have issued 222 patents to us. In addition to the inventions covered by these patents, we have also identified specific inventions that we believe are novel and patentable. In addition to the inventions covered by these patents and patent applications, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and pursue those that we believe are most protective for our business and expand the core value of the Company.

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

Impact of COVID-19 on Our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic which continues to spread throughout the United States and the world. We are monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on our operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on our employees.

The outbreak of COVID-19 has delayed adoption of our technology by potential customers who temporarily shut down their workforce and supply chain based in China. In one case, this outbreak delayed the launch of a new product that incorporates our technology. We have implemented work-from-home policies for our employees. The effects of the state executive order, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our research and development or other operations, and delay the launch of our customers’ new products that incorporate our technology, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.  Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on our operations and liquidity, at the time of issuance, the impact could not be determined.

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

Our revenue currently consists of product development projects revenue and royalty revenue from Dialog. We also provide contract services for Dialog.

We record revenue associated with product development projects that we enter into with certain customers. In general, these product development projects are complex, and we do not have certainty about our ability to achieve the project milestones. The achievement of a milestone is dependent on our performance obligation and requires acceptance by the customer. We recognize this revenue at a point in time based on when the performance obligation is met. The payment associated with achieving the performance obligation is generally commensurate with our effort or the value of the deliverable and is nonrefundable. We record the expenses related to these product development projects in research and development expense, in the periods such expenses were incurred.

We record royalty revenue from our manufacturing partner, Dialog, and such royalty revenue is recognized at a point in time based on shipments from Dialog to its customers.

We recognize contract services revenue from Dialog over a period of time as the services are performed. The costs associated with this revenue are recognized as the services are performed and are included in cost of services revenue.

Results of Operations

Three Months Ended March 31, 2020 and 2019

Revenue.  During the three months ended March 31, 2020 and 2019, we recorded revenue of $61,475 and $66,500, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing, general and administrative expenses and cost of services revenue. Losses from operations for the three months ended March 31, 2020 and 2019 were $8,653,675 and $11,095,541, respectively.

Research and Development Costs.  Research and development costs were $4,575,303 and $6,800,678, respectively, for the three months ended March 31, 2020 and 2019. The decrease of $2,225,375 is primarily due to a $1,653,885 decrease in compensation, consisting of a $1,098,310 decrease in payroll costs and a $555,575 decrease in stock-based compensation from a lower headcount within the department, a $528,894 decrease in engineering supplies, components and chip development costs due to project timing, a $90,439 decrease in depreciation and an $80,726 decrease in consulting fees, partially offset by a $249,909 increase in legal fees pertaining to patents and intellectual property.

Sales and Marketing Costs.  Sales and marketing costs for the three months ended March 31, 2020 and 2019 were $1,447,909 and $1,599,452, respectively. The decrease of $151,543 is primarily due to a $116,526 decrease in compensation, consisting of a $103,936 decrease in payroll costs and a $12,590 decrease in stock-based compensation from a lower headcount within the department, a $123,124 decrease in supplies utilized for customer demonstrations and a $92,081 decrease in tradeshow expenses, partially offset by a $192,258 increase in consulting and third party services.

General and Administrative Expenses.  General and administrative expenses include costs for general and corporate functions, including personnel compensation, facility fees, travel, telecommunications, insurance, professional fees, consulting fees, general office expenses, and other overhead. General and administrative costs for the three months ended March 31, 2020 and 2019 were $2,652,394 and $2,761,911, respectively. The decrease of $109,517 is primarily due to a $430,889 decrease in compensation, consisting of a $326,928 decrease in stock-based compensation due to certain equity awards reaching full expense amortization during the previous year and a $103,961 decrease in payroll costs and a $45,456 decrease in recruiting costs, partially offset by a $231,499 increase in accounting and auditing fees, a $75,143 increase in consulting fees and a $58,101 increase in insurance premiums.

Cost of Services Revenue. During the three months ended March 31, 2020 and 2019, we recorded cost of services revenue of $39,544 and $0, respectively. These costs are related to our contract services performed for Dialog.

Interest Income. Interest income for the three months ended March 31, 2020 was $55,939 as compared to interest income of $76,073 for the three months ended March 31, 2019. The decrease of $20,134 is due to a lower average cash balance.

Net Loss. As a result of the above, net loss for the three months ended March 31, 2020 was $8,597,736 as compared to $11,019,468 for the three months ended March 31, 2019.

Liquidity and Capital Resources

During the three months ended March 31, 2020 and 2019, we recorded revenue of $61,475 and $66,500, respectively. We incurred net losses of $8,597,736 and $11,019,468 for the three months ended March 31, 2020 and 2019, respectively. Net cash used in operating activities was $7,340,111 and $7,369,177 for the three months ended March 31, 2020 and 2019, respectively. We are currently meeting our liquidity requirements through the proceeds from securities offerings that raised net proceeds of $23,319,156 in March 2019, $4,557,693 during the fourth quarter 2019 and $5,506,880 during the first quarter 2020, along with payments received under product development projects.

We believe our current cash on hand, together with anticipated revenues and potential financing, will be sufficient to fund our operations into May 2021. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we will likely pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing would be available on terms that we would find acceptable, or at all.

During the three months ended March 31, 2020, cash flows used in operating activities were $7,340,111, consisting of a net loss of $8,597,736, less non-cash expenses aggregating $2,619,443 (principally stock-based compensation of $2,276,299, amortization of operating lease right-of-use assets of $188,445 and depreciation and amortization expense of $121,699), a $633,268 decrease in accounts payable, a $628,052 decrease in accrued expenses and a $169,681 decrease in operating lease liabilities, partially offset by a $98,212 decrease in prepaid expenses and other current assets.

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

During the three months ended March 31, 2020 and 2019, cash flows used in investing activities were $0 and $161,249, respectively. The cash used in investing activities for the three months ended March 31, 2019 primarily consisted of leasehold improvements related to the construction of a regulatory testing chamber within our office space.

During the three months ended March 31, 2020, cash flows provided by financing activities were $5,619,939, which consisted of $5,506,880 in net proceeds from the sale of shares of our common stock to the public in an ATM offering and $113,059 in proceeds from contributions to the ESPP. During the three months ended March 31, 2019, cash flows provided by financing activities were $23,553,060, which consisted of $23,319,156 in net proceeds from a private offering of shares and warrants pursuant to a shelf registration, $400,103 in proceeds from the exercises of stock options and $173,167 in proceeds from contributions to the ESPP, partially offset by $339,366 in shares withheld for the payment of payroll taxes for the delivery of RSUs and PSUs.

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

Off Balance Sheet Transactions

As of March 31, 2020, we did not have any off-balance sheet transactions.

Material Changes in Specified Contractual Obligations

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our most recent Annual Report on Form 10-K. There were no material changes outside the ordinary course of our business in the specified contractual obligations during the three months ended March 31, 2020.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended March 31, 2020. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2019 for a discussion of our exposure to market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of March 31, 2020, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of March 31, 2020, we had an accumulated deficit of approximately $272 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

We will need additional financing to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We do not have sufficient funds to fully implement our long-term business plans. It is likely that we will need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of substantial revenue for such products. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which could restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of economic conditions, general global economic uncertainty (including as a result of actual or perceived disruption caused by COVID-19, or other infectious diseases), political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

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

The outbreak of health epidemics, such as COVID-19, has and may further adversely affect our business, results of operations and financial condition.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we, our customers and suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. For example, the outbreak of COVID-19, which was declared by the World Health Organization as a pandemic, has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, manufacturing restrictions, declarations of states of emergency, business shutdown and restrictions on the movement of employees in China, the United States and many other countries. A majority of our potential customers have a significant dependence on the Chinese manufacturing and supply chain infrastructure. We believe the outbreak of COVID-19 has delayed adoption of our technology by potential customers who temporarily shut down their workforce and supply chain based in China. In one case, this outbreak delayed the launch of a new product that incorporates our technology. In the United States, COVID-19 has resulted in travel and other restrictions in order to reduce the spread of the disease, including executive orders in California and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. As a result of these developments, we have implemented work-from-home policies for our employees. The effects of the state executive order, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our research and development or other operations and delay the launch of our customers’ new products that incorporate our technology, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the date of this report.

In addition, COVID-19 has resulted and may continue to result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in a global economic downturn that could affect interest in our products or demand by potential customers. Any of these events could materially and adversely affect our business, results of operations and financial condition. The extent of the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of March 31, 2020, we cannot assure you that we will not identify any material weakness in our internal control in the future.

While we are no longer an emerging growth company and we included an attestation report on the effectiveness of our internal control over financial reporting of our independent registered public accounting firm in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, it is possible that we will qualify as a “smaller reporting company” under new SEC rules such that an auditor attestation report will no longer be required.

If we experience a material weakness in our internal controls, we may fail to detect errors in our financial accounting, which may require a financial statement restatement or otherwise harm our operating results, cause us to fail to meet our SEC reporting obligations or Nasdaq listing requirements, adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 2014. Our common stock has experienced an intra-day trading high of $5.28 per share and a low of $0.61 per share on The Nasdaq Stock Market over the last 52 weeks, as of May 8, 2020. The price of our common stock is likely to continue to fluctuate significantly in response to many factors that are beyond our control, including:

•	regulatory announcements;
•	actual or anticipated variations in operating results;
•	the limited number of holders of our common stock;
•	changes in the economic performance and/or market valuations of other technology companies;
•	our announcements of significant strategic partnerships, regulatory developments and other events;
•	announcements by other companies in our industry;
•	articles published or rumors circulated by third parties regarding our business, technology or development partners;
•	additions or departures of key personnel;
•	general economic conditions and perceptions of future economic growth prospectus in the economy at large, including as a result of the impact of the COVID-19 pandemic; and
•	sales or other transactions involving our capital stock.

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

All decisions with respect to the management of our company are made by our board of directors and our officers, who beneficially own approximately 5.1% of our common stock collectively as of April 30, 2020. In addition, our greater than 5% stockholders such as Dialog Semiconductor plc, beneficially owned approximately 5.8% of our common stock as of April 30, 2020. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

ENERGOUS CORPORATION
(Registrant)

Date: May 11, 2020	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Brian Sereda
		Name:	Brian Sereda
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)