Form 10-Q
period 2020-06-30
Energous Corp
filed 2020-08-10
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 4, 2020, there were 41,630,568 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energous Corporation

BALANCE SHEETS

	As of
	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,408,940	$21,684,089
Accounts receivable	105,226	63,144
Prepaid expenses and other current assets	662,958	450,231
Total current assets	24,177,124	22,197,464

Property and equipment, net	408,895	626,524
Operating lease right-of-use assets	1,678,983	2,057,576
Other assets	2,410	2,410
Total assets	$26,267,412	$24,883,974
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,340,982	$1,671,519
Accrued expenses	1,633,637	2,063,097
Operating lease liabilities, current portion	803,760	722,291
Deferred revenue	12,000	12,000
Total current liabilities	3,790,379	4,468,907

Operating lease liabilities, long-term portion	979,660	1,402,193
Total liabilities	4,770,039	5,871,100

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued or outstanding	–	–
Common Stock, $0.00001 par value, 50,000,000 shares authorized at June 30, 2020 and December 31, 2019; 41,685,310 and 33,203,806 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	417	333
Additional paid-in capital	301,440,018	282,153,201
Accumulated deficit	(279,943,062)	(263,140,660)
Total stockholders’ equity	21,497,373	19,012,874
Total liabilities and stockholders’ equity	$26,267,412	$24,883,974

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$114,375	$47,500	$175,850	$114,000
Operating expenses:
Research and development	4,330,433	5,515,017	8,905,736	12,315,695
Sales and marketing	1,438,904	1,143,910	2,886,813	2,743,362
General and administrative	2,470,683	3,335,229	5,123,077	6,097,140
Cost of services revenue	86,995	–	126,539	–
Total operating expenses	8,327,015	9,994,156	17,042,165	21,156,197
Loss from operations	(8,212,640)	(9,946,656)	(16,866,315)	(21,042,197)
Other income:
Interest income	7,974	142,660	63,913	218,733
Total other income	7,974	142,660	63,913	218,733
Net loss	$(8,204,666)	$(9,803,996)	$(16,802,402)	$(20,823,464)
Basic and diluted loss per common share	$(0.20)	$(0.32)	$(0.45)	$(0.71)
Weighted average shares outstanding, basic and diluted	40,641,264	30,445,438	37,728,909	29,199,225

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	33,203,806	$333	$282,153,201	$(263,140,660)	$19,012,874
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,321,820	–	2,321,820
Stock-based compensation - performance share units ("PSUs")	–	–	(88,348)	–	(88,348)
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	42,827	–	42,827
Issuance of shares for RSUs	396,559	4	(4)	–	–
Proceeds from contributions to the ESPP	–	–	113,059	–	113,059
Issuance of shares in an at-the-market ("ATM") offering, net of $141,322 in issuance costs	4,351,652	44	5,506,836	–	5,506,880
Net loss	–	–	–	(8,597,736)	(8,597,736)
Balance March 31, 2020 (unaudited)	37,952,017	381	290,049,391	(271,738,396)	18,311,376
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,028,599	–	2,028,599
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	41,308	–	41,308
Issuance of shares for RSUs	232,995	2	(2)	–	–
Proceeds from contributions to the ESPP	144,370	1	104,144	–	104,145
Issuance of shares in an at-the-market ("ATM") offering, net of $236,528 in issuance costs	3,355,928	33	9,216,578	–	9,216,611
Net loss	–	–	–	(8,204,666)	(8,204,666)
Balance, June 30, 2020 (unaudited)	41,685,310	$417	$301,440,018	$(279,943,062)	$21,497,373

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	26,526,303	$265	$243,111,741	$(224,741,571)	$18,370,435
Stock-based compensation - restricted stock units ("RSUs")	–	–	3,083,567	–	3,083,567
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	87,825	–	87,825
Issuance of shares for RSUs	434,522	4	(4)	–	–
Shares withheld for payroll tax on RSUs	(1,329)	–	(10,207)	–	(10,207)
Shares withheld for payroll tax on performance share units ("PSUs")	(44,481)	–	(329,159)	–	(329,159)
Exercise of stock options	80,201	1	400,102	–	400,103
Proceeds from contributions to the ESPP	–	–	173,167	–	173,167
Issuance of shares and warrant in a private placement, net of $1,680,844 in issuance costs	3,333,333	33	23,319,123	–	23,319,156
Net loss	–	–	–	(11,019,468)	(11,019,468)
Balance, March 31, 2019 (unaudited)	30,328,549	$303	$269,836,155	$(235,761,039)	$34,075,419
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,675,184	–	2,675,184
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	122,749	–	122,749
Issuance of shares for RSUs	189,220	2	(2)	–	–
Proceeds from contributions to the ESPP	85,765	1	145,421	–	145,422
Net loss	–	–	–	(9,803,996)	(9,803,996)
Balance, June 30, 2019 (unaudited)	30,603,534	$306	$272,779,507	$(245,565,035)	$27,214,778

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,802,402)	$(20,823,464)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	217,629	476,863
Stock based compensation	4,346,206	5,969,325
Changes in operating lease right-of-use assets	378,593	293,210
Bad debt expense	33,000	–
Changes in operating assets and liabilities:
Accounts receivable	(75,082)	(2,950)
Prepaid expenses and other current assets	(212,727)	94,681
Accounts payable	(330,537)	(534,124)
Accrued expenses	(429,460)	332,767
Operating lease liabilities	(341,064)	(230,219)
Net cash used in operating activities	(13,215,844)	(14,423,911)
Cash flows from investing activities:
Purchases of property and equipment	–	(172,811)
Net cash used in investing activities	–	(172,811)
Cash flows from financing activities:
Net proceeds from the sales of common stock	14,723,491	23,319,156
Proceeds from the exercise of stock options	–	400,103
Proceeds from contributions to employee stock purchase plan	217,204	318,589
Shares repurchased for tax withholdings on vesting of RSUs	–	(10,207)
Shares repurchased for tax withholdings on vesting of PSUs	–	(329,159)
Net cash provided by financing activities	14,940,695	23,698,482
Net increase in cash and cash equivalents	1,724,851	9,101,760
Cash and cash equivalents - beginning	21,684,089	20,106,485
Cash and cash equivalents - ending	$23,408,940	$29,208,245
Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$6	$6

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

Note 2 – Liquidity and Management Plans

During the three and six months ended June 30, 2020, the Company recorded revenue of $114,375 and $175,850, respectively, and during the three and six months ended June 30, 2019, the Company recorded revenue of $47,500 and $114,000, respectively. During the three and six months ended June 30, 2020, the Company recorded net losses of $8,204,666 and $16,802,402, respectively, and during the three and six months ended June 30, 2019, the Company recorded net losses of $9,803,996 and $20,823,464, respectively. Net cash used in operating activities was $13,215,844 and $14,423,911 for the six months ended June 30, 2020 and 2019, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $23,319,156 in March 2019, $4,557,693 during the fourth quarter 2019, $5,506,880 during the first quarter 2020 and $9,216,611 during the second quarter 2020, along with payments received under product development projects.

As of June 30, 2020, the Company had cash on hand of $23,408,940. The Company expects that cash on hand as of June 30, 2020, together with anticipated revenues and potential financing will be sufficient to fund the Company’s operations into August 2021.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The pandemic continues to affect the United States and the world. The Company is monitoring the ongoing effects of COVID-19 (including continued outbreaks) and the related business and travel restrictions and changes to behavior intended to reduce its spread, and COVID-19’s impact on the Company’s operations, financial position, cash flows, inventory, supply chains, global regulatory approvals, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company's operations and liquidity are still uncertain as of the date of this report.

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

The Company’s revenue primarily consists of product development projects revenue and royalty revenue from Dialog. The Company also provides contract services for Dialog.

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

The Company recognizes contract services revenue from Dialog over the period of time that the services are performed. The costs associated with this revenue are recognized as the services are performed and are included in cost of services revenue.

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $4,330,433 and $5,515,017 for the three months ended June 30, 2020 and 2019, respectively, and the Company incurred research and development costs of $8,905,736 and $12,315,695 for the six months ended June 30, 2020 and 2019, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2020, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three or six months ended June 30, 2020 or 2019. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 6,945,580 and 7,228,185 for the three months ended June 30, 2020 and 2019, respectively, and 6,945,580 and 7,228,185 for the six months ended June 30, 2020 and 2019, respectively, because their inclusion would be anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Warrant issued to private investors	3,938,802	4,702,354	3,938,802	4,702,354
Options to purchase common stock	550,985	576,293	550,985	576,293
RSUs	1,822,116	1,949,538	1,822,116	1,949,538
PSUs	633,677	–	633,677	–
Total potentially dilutive securities	6,945,580	7,228,185	6,945,580	7,228,185

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2020, through the date which the financial statements are issued.

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

Operating Lease Commitments

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $414,426 and operating lease liabilities of $485,747, with no material cumulative effect adjustment to equity as of the date of adoption. The Company anticipates having future total lease payments of $1,860,189 during the period from the third quarter of 2020 to the third quarter of 2022. As of June 30, 2020, the company has total operating lease right-of-use assets of $1,678,983, current portion operating lease liabilities of $803,760 and long-term portion of operating lease liabilities of $979,660. The weighted average remaining lease term is 2.2 years as of June 30, 2020.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of June 30, 2020 is as follows:

Amount
(unaudited)
2020	412,521
2021	863,199
2022	584,469
Total future lease payments	1,860,189
Present value discount (4% weighted average)	(76,769)
Total operating lease liabilities	1,783,420

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

During the three months ended June 30, 2020, the Company accrued $392,929 in expense under the Bonus Plan, which will be paid during the third quarter of 2020. During the three months ended June 30, 2019, the Company accrued $209,675 in expense, which was paid during the third quarter of 2019. During the six months ended June 30, 2020 and 2019, the Company incurred $677,520 and $524,188 in expense under the Bonus Plan.

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

Financing

On August 9, 2018, the Company filed a shelf registration statement on Form S-3, which became effective on August 17, 2018. This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. Pursuant to this registration statement, in March 2019 the Company raised $23,319,156 (net of $1,680,844 in issuance costs) from an offering of shares of its common stock and warrants to purchase 1,666,666 shares of common stock at an exercise price of $10.00 per share. The Company also raised $4,557,693 (net of $339,081 in issuance costs) during the fourth quarter of 2019, $5,506,880 (net of $141,322 in issuance costs) during the first quarter of 2020 and $9,216,611 during the second quarter of 2020, pursuant to this shelf registration statement, in an “at-the-market” equity offering.

Common Stock Outstanding

Our outstanding common shares typically include shares that are deemed delivered under US GAAP. Shares that are deemed delivered currently include shares that have vested, but have not yet been delivered, under tax-deferred equity awards, as well as shares purchased under our Employee Stock Purchase Program (“ESPP”) where actual transfer of shares normally occurs a few days after the completion of the purchase periods. There are no voting rights for shares that are deemed delivered under US GAAP until the actual delivery of shares takes place.

In August 2019, an aggregate of 38,666 shares of common stock were returned to the Company and retired in connection with the rescission of restricted stock unit agreements.

Note 6 – Stock-Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2013 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,200,000 shares, bringing to 7,285,967 the total number of shares approved for issuance under that plan.

As of June 30, 2020, 1,882,783 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2014 Non-employee Equity Compensation Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 800,000 shares, bringing to 1,650,000 the total number of shares approved for issuance under that plan.

As of June 30, 2020, 1,072,794 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 700,000 shares, bringing to 3,410,104 the total number of shares approved for issuance under that plan.

Note 6 – Stock-Based Compensation, continued

Equity Incentive Plans, continued

As of June 30, 2020, 1,498,274 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

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

As of June 30, 2020, 213,776 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

Employee Stock Purchase Plan

In April 2015, the Company’s Board approved the ESPP, under which 600,000 shares of common stock have been reserved for purchase by the Company’s employees, subject to the approval by the stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the Employee Stock Purchase Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 250,000 shares, bring to 850,000 the total number of shares approved for issuance under that plan. Under the ESPP, employees may designate an amount not less than 1% but not more than 10% of their annual compensation for the purchase of Company shares. No more than 7,500 shares may be purchased by an employee under the ESPP during an offering period. An offering period shall be six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of the option will be the lesser of 85% of the fair market of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

As of June 30, 2020, 271,380 shares of common stock remain eligible to be issued under the ESPP. Employees contributed $217,204 through payroll withholdings to the ESPP for the offering period ended June 30, 2020 and shares were deemed delivered on June 30, 2020.

Stock Option Activity

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2020	550,985	$5.67	4.3	$2,538
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at June 30, 2020	550,985	$5.67	3.8	$32,232
Exercisable at January 1, 2020	550,985	$5.67	4.3	$2,538
Vested	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Exercisable at June 30, 2020	550,985	$5.67	3.8	$32,232

As of June 30, 2020, the unamortized value of options was $0.

Note 6 – Stock-Based Compensation, continued

Restricted Stock Units (“RSUs”)

During the six months ended June 30, 2020, the Compensation Committee granted various employees RSUs covering 645,031 shares of common stock under the 2013 Equity Incentive Plan. The awards vest over terms ranging from two to four years.

During the six months ended June 30, 2020, the Compensation Committee granted employees RSUs covering 113,000 shares of common stock under the 2017 Equity Inducement Plan. The awards vest over four years beginning on the anniversary of the grant date.

As of June 30, 2020, the unamortized value of the RSUs was $7,576,429. The unamortized amount will be expensed over a weighted average period of 1.4 years. A summary of the activity related to RSUs for the six months ended June 30, 2020 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	1,821,852	$10.05
RSUs granted	758,031	$1.25
RSUs forfeited	(128,213)	$8.66
RSUs vested	(629,554)	$9.11
Outstanding at June 30, 2020	1,822,116	$6.81

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s revenue, market capitalization or market share price of the common stock.

Amortization for all PSU awards was $0 and $0 for the three months ended June 30, 2020 and 2019, respectively and amortization for all PSU awards was $(88,348) and $0 for the six months ended June 30, 2020 and 2019, respectively.

A summary of the activity related to PSUs for the six months ended June 30, 2020 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	428,000	$2.09
PSUs granted	267,677	1.25
PSUs forfeited	(62,000)	2.09
PSUs vested	–	–
Outstanding at June 30, 2020	633,677	1.74

Note 6 – Stock-Based Compensation, continued

Employee Stock Purchase Plan (“ESPP”)

The most recent offering period under the ESPP started on January 1, 2020 and concluded on June 30, 2020. During the year ended December 31, 2019, there were two offering periods for the ESPP. The first offering period started on January 1, 2019 and concluded on June 30, 2019. The second offering period started on July 1, 2019 and concluded on December 31, 2019.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $0.57 and $2.43 for the six months ended June 30, 2020 and 2019, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $41,308 and $122,749 for the three months ended June 30, 2020 and 2019, respectively, and $84,135 and $210,574 for the six months ended June 30, 2020 and 2019, respectively.

The Company estimated the fair value of ESPP purchase options granted during the six months ended June 30, 2020 and 2019 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Stock price	$1.77	$5.79
Dividend yield	0%	0%
Expected volatility	61%	96%
Risk-free interest rate	1.57%	2.51%
Expected life	6 months	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
RSUs	$2,028,599	$2,675,184	$4,350,419	$5,758,751
PSUs	–	–	(88,348)	–
ESPP	41,308	122,749	84,135	210,574
Total	$2,069,907	$2,797,933	$4,346,206	$5,969,325

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,032,049	$1,361,225	$2,133,027	$3,017,778
Sales and marketing	440,335	343,945	804,793	720,993
General and administrative	597,523	1,092,763	1,408,386	2,230,554
Total	$2,069,907	$2,797,933	$4,346,206	$5,969,325

Note 7 – Related Party Transactions

In November 2016, the Company and Dialog entered into an alliance agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of June 30, 2020, a total of 654,013 of the warrants remain outstanding. As of June 30, 2020, Dialog owns approximately 4.2% of the Company’s outstanding common shares and could potentially own approximately 5.7% of the Company’s outstanding common shares if it exercised all of its warrants for common shares. The Company recorded $0 and $0 for the three months ended June 30, 2020 and 2019, respectively, and $0 and $7,100 for the six months ended June 30, 2020 and 2019, respectively, in royalty revenue pursuant to the Strategic Alliance Agreement. Additionally, the Company recorded $89,375 and $0 in contract services revenue performed for Dialog during the three months ended June 30, 2020 and 2019, respectively, and $130,000 and $0 in contract services revenue performed for Dialog during the six months ended June 30, 2020 and 2019, respectively. The Company recorded $86,995 and $0 in cost of services revenue associated with the contract services performed for Dialog during the three months ended June 30, 2020 and 2019, respectively, and $126,539 and $0 in cost of services revenue during the six months ended June 30, 2020 and 2019, respectively.

Note 8 – Customer Concentrations

Two customers accounted for approximately 96% of the Company’s revenue for the three months ended June 30, 2020, and two customers accounted for approximately 95% of the Company’s revenue for the three months ended June 30, 2019. Two customers accounted for approximately 85% of the Company’s revenue for the six months ended June 30, 2020 and three customers accounted for approximately 75% of the Company’s revenue for the six months ended June 30, 2019. One customer accounted for approximately 85% of the accounts receivable balance, which is Dialog, a related party, as of June 30, 2020. The accounts receivable balance for Dialog was $89,375 as of June 30, 2020. Four customers accounted for nearly 100% of the accounts receivable balance as of December 31, 2019.

Note 9 – Subsequent Event

On July 24, 2020, the Company held a special meeting of stockholders via a live webcast during which the stockholders approved an increase of total authorized shares from 60,000,000 to 210,000,000 and the number of authorized shares of common stock from 50,000,000 to 200,000,000 shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation.  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “would,” “should,” “could,” “seek,” “intend,” “plan,” “continue,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed business strategy; market opportunities; regulatory approval; expectations for current and potential business relationships; the impact of COVID-19 on our business and our response to it; and expectations for revenues, liquidity cash flows and financial performance, the anticipated results of our research and development efforts, the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements relate to the future and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to develop commercially feasible technology; timing of customer implementations of our technology in consumer products; timing and receipt of regulatory approvals in the United States and internationally; our ability to find and maintain development partners; market acceptance of our technology; competition in our industry; our ability to protect our intellectual property; competition; and other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis sections of our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any of our forward-looking statements, whether as a result of new information, future developments or otherwise.

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

We generally maintain exclusive rights to all intellectual property in our technology. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of July 30, 2020, we had more than 65 pending patent applications in the U.S. and abroad. Additionally, the U.S. Patent and Trademark Office and international patent offices have issued 224 patents to us. In addition to the inventions covered by these patents, we have also identified specific inventions that we believe are novel and patentable. In addition to the inventions covered by these patents and patent applications, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and pursue those that we believe are most protective for our business and expand the core value of the Company.

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

Impact of COVID-19 on Our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The pandemic continues to affect the United States and the world. We are monitoring the ongoing effects of COVID-19 (including continued outbreaks) and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on our operations, financial position, cash flows, inventory, supply chains, global regulatory approvals, purchasing trends, customer payments, and the industry in general, in addition to the impact on our employees.

The outbreak of COVID-19 has delayed adoption of our technology by potential customers who temporarily shut down their workforce and supply chain based in China, and who continue to evaluate their future prospects and business models, including partnerships with us. For example, in one case, the outbreak earlier in the spring delayed the launch of a new product that incorporates our technology. Further delays in this or other products could result from the pandemic.  These changes are due in part to changes in how business is conducted as a result of the pandemic, including state executive orders, local shelter-in-place orders, government-imposed quarantines and work-from-home policies in China, the United States, and elsewhere. We have implemented work-from-home policies for our employees that will likely be in place until the end of the year. The effects of state executive orders, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies  could negatively impact productivity, disrupt our research and development or other operations, and delay the planned launch of our customers’ new products that incorporate our technology, the magnitude of which will depend, in part, on the length and severity of the continuing restrictions and other limitations on our ability to conduct our business in the ordinary course.  Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity are still uncertain as of the date of this report.

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

Results of Operations

Three Months Ended June 30, 2020 and 2019

Revenue.  During the three months ended June 30, 2020 and 2019, we recorded revenue of $114,375 and $47,500, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing, general and administrative expenses and cost of services revenue. Losses from operations for the three months ended June 30, 2020 and 2019 were $8,212,640 and $9,946,656, respectively.

Research and Development Costs.  Research and development costs were $4,330,433 and $5,515,017, respectively, for the three months ended June 30, 2020 and 2019. The decrease of $1,184,584 is primarily due to an $867,935 decrease in compensation, consisting of a $538,759 decrease in payroll costs and a $329,176 decrease in stock-based compensation from a lower headcount within the department, a $121,436 decrease in depreciation and a $102,950 decrease in engineering supplies, components and chip development costs due to project timing.

Sales and Marketing Costs.  Sales and marketing costs for the three months ended June 30, 2020 and 2019 were $1,438,904 and $1,143,910, respectively. The increase of $294,994 is primarily due to a $273,339 increase in compensation, consisting of a $176,949 increase in payroll costs and a $96,390 increase in stock-based compensation from a higher headcount within the department, a $70,013 increase in consulting and third party services, partially offset by an $86,317 decrease in travel, meals and entertainment as a result of COVID-19 restrictions.

General and Administrative Expenses.  General and administrative expenses include costs for general and corporate functions, including personnel compensation, facility fees, travel, telecommunications, insurance, professional fees, consulting fees, general office expenses, and other overhead. General and administrative costs for the three months ended June 30, 2020 and 2019 were $2,470,683 and $3,335,229, respectively. The decrease of $864,546 is primarily due to a $495,240 decrease in stock-based compensation due to certain equity awards reaching full expense amortization during the previous year and forfeitures of awards from former board members, a $345,519 decrease in legal expense and a $66,799 decrease in travel, meals and entertainment as a result of COVID-19 restrictions, partially offset by a $97,552 increase in insurance premiums.

Cost of Services Revenue. During the three months ended June 30, 2020 and 2019, we recorded cost of services revenue of $86,995 and $0, respectively. These costs are related to our contract services performed for Dialog.

Interest Income. Interest income for the three months ended June 30, 2020 was $7,974 as compared to interest income of $142,660 for the three months ended June 30, 2019. The decrease of $134,686 is primarily due to lower savings interest rates and a lower average cash balance.

Net Loss. As a result of the above, net loss for the three months ended June 30, 2020 was $8,204,666 as compared to $9,803,996 for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 and 2019

Revenue.  During the six months ended June 30, 2020 and 2019, we recorded revenue of $175,850 and $114,000, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing, general and administrative expenses and cost of services revenue. Losses from operations for the six months ended June 30, 2020 and 2019 were $16,866,315 and $21,042,197, respectively.

Research and Development Costs.  Research and development costs were $8,905,736 and $12,315,695, respectively, for the six months ended June 30, 2020 and 2019. The decrease of $3,409,959 is primarily due to a $2,521,821 decrease in compensation, consisting of a $1,637,070 decrease in payroll costs and an $884,751 decrease in stock-based compensation from a lower headcount within the department, a $631,844 decrease in engineering supplies, components and chip development costs due to project timing, a $211,874 decrease in depreciation, a $125,324 decrease in consulting fees and an $84,468 decrease in regulatory testing fees, partially offset by a $212,714 increase in legal fees pertaining to patents and intellectual property.

Sales and Marketing Costs.  Sales and marketing costs for the six months ended June 30, 2020 and 2019 were $2,886,813 and $2,743,362, respectively. The increase of $143,451 is primarily due to a $156,813 increase in compensation, consisting of a $73,013 increase in payroll costs and an $83,800 increase in stock-based compensation from a higher headcount within the department and a $262,271 increase in consulting and third party services, partially offset by a $101,265 decrease in tradeshow expenses, a $91,665 decrease in supplies utilized for customer demonstrations and an $86,317 decrease in travel, meals and entertainment as a result of COVID-19 restrictions.

General and Administrative Expenses.  General and administrative expenses include costs for general and corporate functions, including personnel compensation, facility fees, travel, telecommunications, insurance, professional fees, consulting fees, general office expenses, and other overhead. General and administrative costs for the six months ended June 30, 2020 and 2019 were $5,123,077 and $6,097,140, respectively. The decrease of $974,063 is primarily due to a $926,955 decrease in compensation, consisting of a $822,168 decrease in stock-based compensation due to certain equity awards reaching full expense amortization during the previous year and a $104,786 decrease in payroll costs, a $327,138 decrease in legal costs, a $74,650 decrease in travel, meals and entertainment as a result of COVID-19 restrictions and a $51,399 decrease in general office expenses, partially offset by a $206,116 increase in accounting and auditing fees, a $155,653 increase in insurance premiums and a $112,570 increase in consulting expense.

Cost of Services Revenue. During the six months ended June 30, 2020 and 2019, we recorded cost of services revenue of $126,539 and $0, respectively. These costs are related to our contract services performed for Dialog.

Interest Income. Interest income for the six months ended June 30, 2020 was $63,913 as compared to interest income of $218,733 for the six months ended June 30, 2019. The decrease of $154,820 is primarily due to lower savings interest rates and a lower average cash balance.

Net Loss. As a result of the above, net loss for the six months ended June 30, 2020 was $16,802,402 as compared to $20,823,464 for the six months ended June 30, 2019.

Liquidity and Capital Resources

During the six months ended June 30, 2020 and 2019, we recorded revenue of $175,850 and $114,000, respectively. We incurred net losses of $16,802,402 and $20,823,464 for the six months ended June 30, 2020 and 2019, respectively. Net cash used in operating activities was $13,215,844 and $14,423,911 for the six months ended June 30, 2020 and 2019, respectively. We are currently meeting our liquidity requirements through the proceeds from securities offerings that raised net proceeds of $23,319,156 in March 2019, $4,557,693 during the fourth quarter 2019, $5,506,880 during the first quarter 2020 and $9,216,611 during the second quarter 2020, along with payments received under product development projects.

We believe our current cash on hand, together with anticipated revenues and potential financing, will be sufficient to fund our operations into August 2021. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we will likely pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing would be available on terms that we would find acceptable, or at all.

During the six months ended June 30, 2020, cash flows used in operating activities were $13,215,844, consisting of a net loss of $16,802,402, less non-cash expenses aggregating $4,975,428 (principally stock-based compensation of $4,346,206, amortization of operating lease right-of-use assets of $378,593 and depreciation and amortization expense of $217,629), a $429,460 decrease in accrued expenses, a $341,064 decrease in operating lease liabilities, a $330,537 decrease in accounts payable, a $212,727 increase in prepaid expenses and other current assets and a $75,082 increase in accounts receivable.

During the six months ended June 30, 2019, cash flows used in operating activities were $14,423,911, consisting of a net loss of $20,823,464, less non-cash expenses aggregating $6,739,398 (principally stock-based compensation of $5,969,325 and depreciation and amortization expense of $476,863), a $534,124 decrease in accounts payable, partially offset by a $332,767 increase in accrued expenses.

During the six months ended June 30, 2020 and 2019, cash flows used in investing activities were $0 and $172,811, respectively. The cash used in investing activities for the six months ended June 30, 2019 primarily consisted of leasehold improvements related to the construction of a regulatory testing chamber within our office space.

During the six months ended June 30, 2020, cash flows provided by financing activities were $14,940,695, which consisted of $14,723,491 in net proceeds from the sale of shares of our common stock to the public in an ATM offering and $217,204 in proceeds from contributions to the ESPP. During the six months ended June 30, 2019, cash flows provided by financing activities were $23,698,482, which consisted of $23,319,156 in net proceeds from a private offering of shares and warrants pursuant to a shelf registration, $400,103 in proceeds from the exercise of stock options and $318,589 in proceeds from contributions to the ESPP, partially offset by $339,366 in shares withheld for the payment of payroll taxes for the delivery of RSUs and PSUs.

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

Off Balance Sheet Transactions

As of June 30, 2020, we did not have any off-balance sheet transactions.

Material Changes in Specified Contractual Obligations

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our most recent Annual Report on Form 10-K. There were no material changes outside the ordinary course of our business in the specified contractual obligations during the three months ended June 30, 2020.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended June 30, 2020. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2019 for a discussion of our exposure to market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of June 30, 2020, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of June 30, 2020, we had an accumulated deficit of approximately $280 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

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

Any outbreaks of contagious diseases and other adverse public health developments in countries where we, our customers and suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. For example, the outbreak of COVID-19, which was declared by the World Health Organization as a pandemic, has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, manufacturing restrictions, declarations of states of emergency, business shutdown and restrictions on the movement of employees in China, the United States and many other countries. A majority of our potential customers have a significant dependence on the Chinese manufacturing and supply chain infrastructure. We believe the outbreak of COVID-19 has delayed adoption of our technology by potential customers who temporarily shut down their workforce and supply chain based in China. In the United States, COVID-19 has resulted in travel and other restrictions in order to reduce the spread of the disease, including executive orders in California and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. As a result of these developments, we have implemented work-from-home policies for our employees that will likely be in place until the end of the year. The effects of state executive orders, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies could negatively impact productivity, disrupt our research and development or other operations and delay the planned launch of our customers’ new products that incorporate our technology, the magnitude of which will depend, in part, on the length and severity of the continuing restrictions and other limitations on our ability to conduct our business in the ordinary course. Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity are still uncertain as of the date of this report.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of June 30, 2020, we cannot assure you that we will not identify any material weakness in our internal control in the future.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 2014. Our common stock has experienced an intra-day trading high of $4.29 per share and a low of $0.61 per share on The Nasdaq Stock Market over the last 52 weeks, as of August 6, 2020. The price of our common stock is likely to continue to fluctuate significantly in response to many factors that are beyond our control, including:

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

All decisions with respect to the management of our company are made by our board of directors and our officers, who beneficially own approximately 5.5% of our common stock collectively as of July 29, 2020. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Item 2.  Sales of Unregistered Securities; Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Energous Corporation, as amended (filed herewith)

10.1	Energous Corporation 2013 Equity Incentive Plan, as amended May 26, 2020 (incorporated by reference to Exhibit 10.1 to Energous’ Current Report on Form 8-K filed on May 28, 2020)

10.2	Energous Corporation Non-employee Equity Compensation Plan, as amended May 26, 2020 (incorporated by reference to Exhibit 10.2 to Energous’ Current Report on Form 8-K filed on May 28, 2020)

10.3	Energous Corporation Employee Stock Purchase Plan, as amended May 26, 2020 (incorporated by reference to Exhibit 10.3 to Energous’ Current Report on Form 8-K filed on May 28, 2020)

10.4	Energous Corporation Performance Share Unit Plan, as amended May 26, 2020 (incorporated by reference to Exhibit 10.4 to Energous’ Current Report on Form 8-K filed on May 28, 2020)

10.5	Non-Employee Director Compensation Policy, as amended April 9, 2020 (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 (furnished herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

ENERGOUS CORPORATION
(Registrant)

Date: August 10, 2020	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Brian Sereda
		Name:	Brian Sereda
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)