Form 10-Q
period 2020-09-30
Energous Corp
filed 2020-11-09
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 4, 2020, there were 44,546,728 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energous Corporation

BALANCE SHEETS

	As of
	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,303,234	$21,684,089
At-the-market ("ATM") funds receivable	3,165,868	–
Accounts receivable	26,350	63,144
Prepaid expenses and other current assets	781,598	450,231
Total current assets	21,277,050	22,197,464

Property and equipment, net	346,836	626,524
Operating lease right-of-use assets	1,487,116	2,057,576
Other assets	2,410	2,410
Total assets	$23,113,412	$24,883,974
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,045,466	$1,671,519
Accrued expenses	1,403,601	2,063,097
Operating lease liabilities, current portion	845,108	722,291
Deferred revenue	12,000	12,000
Total current liabilities	3,306,175	4,468,907

Operating lease liabilities, long-term portion	765,209	1,402,193
Total liabilities	4,071,384	5,871,100

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued or outstanding	–	–
Common Stock, $0.00001 par value, 200,000,000 and 50,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 43,062,944 and 33,203,806 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	431	333
Additional paid-in capital	306,541,496	282,153,201
Accumulated deficit	(287,499,899)	(263,140,660)
Total stockholders’ equity	19,042,028	19,012,874
Total liabilities and stockholders’ equity	$23,113,412	$24,883,974

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$61,500	$40,500	$237,350	$154,500
Operating expenses:
Research and development	4,003,642	5,190,056	12,909,378	17,505,751
Sales and marketing	1,500,068	1,242,105	4,386,881	3,985,467
General and administrative	2,117,848	1,910,408	7,240,925	8,007,548
Cost of services revenue	–	–	126,539	–
Total operating expenses	7,621,558	8,342,569	24,663,723	29,498,766
Loss from operations	(7,560,058)	(8,302,069)	(24,426,373)	(29,344,266)
Other income:
Interest income	3,221	117,842	67,134	336,575
Total other income	3,221	117,842	67,134	336,575
Net loss	$(7,556,837)	$(8,184,227)	$(24,359,239)	$(29,007,691)
Basic and diluted loss per common share	$(0.18)	$(0.27)	$(0.62)	$(0.98)
Weighted average shares outstanding, basic and diluted	41,861,614	30,736,736	39,116,532	29,717,361

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	33,203,806	$333	$282,153,201	$(263,140,660)	$19,012,874
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,321,820	–	2,321,820
Stock-based compensation - performance share units ("PSUs")	–	–	(88,348)	–	(88,348)
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	42,827	–	42,827
Issuance of shares for RSUs	396,559	4	(4)	–	–
Proceeds from contributions to the ESPP	–	–	113,059	–	113,059
Issuance of shares in an at-the-market ("ATM") offering, net of $141,322 in issuance costs	4,351,652	44	5,506,836	–	5,506,880
Net loss	–	–	–	(8,597,736)	(8,597,736)
Balance March 31, 2020 (unaudited)	37,952,017	381	290,049,391	(271,738,396)	18,311,376
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,028,599	–	2,028,599
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	41,308	–	41,308
Issuance of shares for RSUs	232,995	2	(2)	–	–
Proceeds from contributions to the ESPP	144,370	1	104,144	–	104,145
Issuance of shares in an at-the-market ("ATM") offering, net of $236,528 in issuance costs	3,355,928	33	9,216,578	–	9,216,611
Net loss	–	–	–	(8,204,666)	(8,204,666)
Balance, June 30, 2020 (unaudited)	41,685,310	$417	$301,440,018	$(279,943,062)	$21,497,373
Stock-based compensation - restricted stock units ("RSUs")	–	–	1,876,686	–	1,876,686
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	96,056	–	96,056
Issuance of shares for RSUs	361,608	4	(4)	–	–
Proceeds from contributions to the ESPP	–	–	121,692	–	121,692
Issuance of shares in an at-the-market ("ATM") offering, net of $240,060 in issuance costs	1,016,026	10	3,007,048	–	3,007,058
Net loss	–	–	–	(7,556,837)	(7,556,837)
Balance, September 30, 2020 (unaudited)	43,062,944	$431	$306,541,496	$(287,499,899)	$19,042,028

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	26,526,303	$265	$243,111,741	$(224,741,571)	$18,370,435
Stock-based compensation - restricted stock units ("RSUs")	–	–	3,083,567	–	3,083,567
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	87,825	–	87,825
Issuance of shares for RSUs	434,522	4	(4)	–	–
Shares withheld for payroll tax on RSUs	(1,329)	–	(10,207)	–	(10,207)
Shares withheld for payroll tax on performance share units ("PSUs")	(44,481)	–	(329,159)	–	(329,159)
Exercise of stock options	80,201	1	400,102	–	400,103
Proceeds from contributions to the ESPP	–	–	173,167	–	173,167
Issuance of shares and warrant in a private placement, net of $1,680,844 in issuance costs	3,333,333	33	23,319,123	–	23,319,156
Net loss	–	–	–	(11,019,468)	(11,019,468)
Balance, March 31, 2019 (unaudited)	30,328,549	$303	$269,836,155	$(235,761,039)	$34,075,419
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,675,184	–	2,675,184
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	122,749	–	122,749
Issuance of shares for RSUs	189,220	2	(2)	–	–
Proceeds from contributions to the ESPP	85,765	1	145,421	–	145,422
Net loss	–	–	–	(9,803,996)	(9,803,996)
Balance, June 30, 2019 (unaudited)	30,603,534	$306	$272,779,507	$(245,565,035)	$27,214,778
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,037,620	–	2,037,620
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	62,055	–	62,055
Issuance of shares for RSUs	280,053	3	(3)	–	–
Shares returned	(38,666)	–	–	–	-
Proceeds from contributions to the ESPP	–	–	147,809	–	147,809
Net loss	–	–	–	(8,184,227)	(8,184,227)
Balance, September 30, 2019 (unaudited)	30,844,921	$309	$275,026,988	$(253,749,262)	$21,278,035

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(24,359,239)	$(29,007,691)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	286,990	652,266
Stock based compensation	6,318,948	8,069,000
Changes in operating lease right-of-use assets	570,460	599,582
Bad debt expense	33,000	–
Changes in operating assets and liabilities:
Accounts receivable	3,794	(40,950)
Prepaid expenses and other current assets	(331,367)	(15,503)
Accounts payable	(626,053)	(556,150)
Accrued expenses	(818,306)	(174,603)
Operating lease liabilities	(514,167)	(494,768)
Net cash used in operating activities	(19,435,940)	(20,968,817)
Cash flows from investing activities:
Purchases of property and equipment	(7,302)	(183,935)
Net cash used in investing activities	(7,302)	(183,935)
Cash flows from financing activities:
Net proceeds from the sales of common stock	14,723,491	23,319,156
Proceeds from the exercise of stock options	–	400,103
Proceeds from contributions to employee stock purchase plan	338,896	466,398
Shares repurchased for tax withholdings on vesting of RSUs	–	(10,207)
Shares repurchased for tax withholdings on vesting of PSUs	–	(329,159)
Net cash provided by financing activities	15,062,387	23,846,291
Net (decrease) increase in cash and cash equivalents	(4,380,855)	2,693,539
Cash and cash equivalents - beginning	21,684,089	20,106,485
Cash and cash equivalents - ending	$17,303,234	$22,800,024
Supplemental disclosure of non-cash financing activities:
At-the-market ("ATM") funds receivable	$3,165,868	$–
Common stock issued for RSUs	$10	$9

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

Note 2 – Liquidity and Management Plans

During the three and nine months ended September 30, 2020, the Company recorded revenue of $61,500 and $237,350, respectively, and during the three and nine months ended September 30, 2019, the Company recorded revenue of $40,500 and $154,500, respectively. During the three and nine months ended September 30, 2020, the Company recorded net losses of $7,556,837 and $24,359,239, respectively, and during the three and nine months ended September 30, 2019, the Company recorded net losses of $8,184,227 and $29,007,691, respectively. Net cash used in operating activities was $19,435,940 and $20,968,817 for the nine months ended September 30, 2020 and 2019, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $23,319,156 in March 2019, $4,557,693 during the fourth quarter 2019, $5,506,880 during the first quarter 2020 and $9,216,611 during the second quarter 2020, along with payments received from customers.

As of September 30, 2020, the Company had cash on hand of $17,303,234. The Company expects that cash on hand as of September 30, 2020, together with anticipated revenues and funds raised from the at-the-market (“ATM”) finance offering (see Note 9 – Subsequent Events) will be sufficient to fund the Company’s operations into November 2021.

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

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $4,003,642 and $5,190,056 for the three months ended September 30, 2020 and 2019, respectively, and the Company incurred research and development costs of $12,909,378 and $17,505,751 for the nine months ended September 30, 2020 and 2019, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2020, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three or nine months ended September 30, 2020 or 2019. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 5,990,698 and 6,876,595 for the three months ended September 30, 2020 and 2019, respectively, and 5,990,698 and 6,876,595 for the nine months ended September 30, 2020 and 2019, respectively, because their inclusion would be anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Warrant issued to private investors	3,284,789	4,702,354	3,284,789	4,702,354
Options to purchase common stock	550,985	566,753	550,985	566,753
RSUs	1,533,247	1,607,488	1,533,247	1,607,488
PSUs	621,677	–	621,677	–
Total potentially dilutive securities	5,990,698	6,876,595	5,990,698	6,876,595

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2020, through the date which the financial statements are available to be issued.

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

Operating Lease Commitments

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $414,426 and operating lease liabilities of $485,747, with no material cumulative effect adjustment to equity as of the date of adoption. The Company anticipates having future total lease payments of $1,670,460 during the period from the fourth quarter of 2020 to the third quarter of 2022. As of September 30, 2020, the company has total operating lease right-of-use assets of $1,487,116, current portion operating lease liabilities of $845,108 and long-term portion of operating lease liabilities of $765,209. The weighted average remaining lease term is 1.9 years as of September 30, 2020.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of September 30, 2020 is as follows:

Amount
(unaudited)
2020	222,792
2021	863,199
2022	584,469
Total future lease payments	1,670,460
Present value discount (4% weighted average)	(60,143)
Total operating lease liabilities	1,610,317

Hosted Design Software Agreement

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

During the three months ended September 30, 2020, the Company accrued $189,728 in expense under the Bonus Plan, which will be paid during the fourth quarter of 2020. During the three months ended September 30, 2019, the Company accrued $167,740 in expense, which was paid during the fourth quarter of 2019. During the nine months ended September 30, 2020 and 2019, the Company incurred $867,248 and $691,928 in expense under the Bonus Plan.

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

Financing

On August 9, 2018, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on August 17, 2018. This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. Pursuant to this registration statement, in March 2019 the Company raised $23,319,156 (net of $1,680,844 in issuance costs) from an offering of shares of its common stock and warrants to purchase 1,666,666 shares of common stock at an exercise price of $10.00 per share. The Company also raised $4,557,693 (net of $339,081 in issuance costs) during the fourth quarter of 2019, $5,506,880 (net of $141,322 in issuance costs) during the first quarter of 2020 and $9,216,611 (net of $236,528 in issuance costs) during the second quarter of 2020.

On September 15, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on September 24, 2020, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to $75,000,000 of its common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $40,000,000 of its common stock that may be issued and sold under a sales agreement. The $40,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $75,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. Pursuant to this shelf registration statement, the Company sold shares which raised net proceeds of $3,165,868 (before legal and issuance costs of $158,810) on September 30, 2020 which were recorded as a receivable on the accompanying balance sheet on September 30, 2020.

Common Stock Outstanding

Our outstanding common shares typically include shares that are deemed delivered under US GAAP. Shares that are deemed delivered currently include shares that have vested, but have not yet been delivered, under tax-deferred equity awards, as well as shares purchased under our Employee Stock Purchase Program (“ESPP”) where actual transfer of shares normally occurs a few days after the completion of the purchase periods. There are no voting rights for shares that are deemed delivered under US GAAP until the actual delivery of shares takes place. As of September 30, 2020, a total of 200,000,000 common shares are authorized.

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

As of September 30, 2020, 1,893,044 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

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

Note 6 – Stock-Based Compensation, continued

Equity Incentive Plans, continued

As of September 30, 2020, 1,047,794 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 700,000 shares, bringing to 3,410,104 the total number of shares approved for issuance under that plan.

As of September 30, 2020, 1,510,274 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

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

As of September 30, 2020, 155,776 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

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

As of September 30, 2020, 271,380 shares of common stock remain eligible to be issued under the ESPP. Employees contributed $121,692 through payroll withholdings as of September 30, 2020 to the ESPP for the current offering period that will end on December 31, 2020 and shares were deemed delivered on that date.

Note 6 – Stock-Based Compensation, continued

Stock Option Activity

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2020	550,985	$5.67	4.3	$2,538
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at September 30, 2020	550,985	$5.67	3.5	$35,932
Exercisable at January 1, 2020	550,985	$5.67	4.3	$2,538
Vested	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Exercisable at September 30, 2020	550,985	$5.67	3.5	$35,932

As of September 30, 2020, the unamortized value of options was $0.

Restricted Stock Units (“RSUs”)

During the nine months ended September 30, 2020, the Compensation Committee granted various employees RSUs covering 648,781 shares of common stock under the 2013 Equity Incentive Plan. The awards vest over terms ranging from two to four years.

During the nine months ended September 30, 2020, the Compensation Committee and the Board of Directors granted various non-employees RSUs covering 25,000 shares of common stock under the 2014 Non-employee Equity Compensation Plan. The awards vest over terms ranging from one to three years.

During the nine months ended September 30, 2020, the Compensation Committee granted employees RSUs covering 171,000 shares of common stock under the 2017 Equity Inducement Plan. The awards vest over four years beginning on the anniversary of the grant date.

As of September 30, 2020, the unamortized value of the RSUs was $5,921,305. The unamortized amount will be expensed over a weighted average period of 1.3 years. A summary of the activity related to RSUs for the nine months ended September 30, 2020 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	1,821,852	$10.05
RSUs granted	844,781	$1.27
RSUs forfeited	(142,224)	$8.47
RSUs vested	(991,162)	$8.44
Outstanding at September 30, 2020	1,533,247	$6.52

Note 6 – Stock-Based Compensation, continued

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s revenue, market capitalization or market share price of the common stock.

Amortization for all PSU awards was $0 and $0 for the three months ended September 30, 2020 and 2019, respectively and amortization for all PSU awards was $(88,348) and $0 for the nine months ended September 30, 2020 and 2019, respectively.

A summary of the activity related to PSUs for the nine months ended September 30, 2020 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	428,000	$2.09
PSUs granted	267,677	1.27
PSUs forfeited	(74,000)	2.09
PSUs vested	–	–
Outstanding at September 30, 2020	621,677	1.74

Employee Stock Purchase Plan (“ESPP”)

The current offering period under the ESPP started on July 1, 2020 and will conclude on December 31, 2020. The recently completed offering period under the ESPP started on January 1, 2020 and concluded on June 30, 2020. During the year ended December 31, 2019, there were two offering periods for the ESPP. The first offering period started on January 1, 2019 and concluded on June 30, 2019. The second offering period started on July 1, 2019 and concluded on December 31, 2019.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $1.11 and $2.05 for the nine months ended September 30, 2020 and 2019, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $96,056 and $62,055 for the three months ended September 30, 2020 and 2019, respectively, and $180,191 and $272,629 for the nine months ended September 30, 2020 and 2019, respectively.

The Company estimated the fair value of ESPP purchase options granted during the nine months ended September 30, 2020 and 2019 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Stock price	$1.77 - $2.96	$4.27 - $5.79
Dividend yield	0%	0%
Expected volatility	61% - 182%	83% - 96%
Risk-free interest rate	0.17% - 1.57%	2.10% - 2.51%
Expected life	6 months	6 months

Note 6 – Stock-Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
RSUs	1,876,686	$2,037,620	6,227,105	$7,796,371
PSUs	–	–	(88,348)	–
ESPP	96,056	62,055	180,191	272,629
Total	$1,972,742	$2,099,675	$6,318,948	$8,069,000

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$922,858	$1,154,680	$3,055,885	$4,172,458
Sales and marketing	385,171	390,192	1,189,964	1,111,185
General and administrative	664,713	554,803	2,073,099	2,785,357
Total	$1,972,742	$2,099,675	$6,318,948	$8,069,000

Note 7 – Related Party Transactions

In November 2016, the Company and Dialog entered into an alliance agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of September 30, 2020, none of the warrants remain outstanding. As of September 30, 2020, Dialog owns approximately 4.0% of the Company’s outstanding common shares. The Company recorded $0 and $0 for the three months ended September 30, 2020 and 2019, respectively, and $0 and $7,100 for the nine months ended September 30, 2020 and 2019, respectively, in royalty revenue pursuant to the Strategic Alliance Agreement. Additionally, the Company recorded $0 and $0 in contract services revenue performed for Dialog during the three months ended September 30, 2020 and 2019, respectively, and $130,000 and $0 in contract services revenue performed for Dialog during the nine months ended September 30, 2020 and 2019, respectively. The Company recorded $0 and $0 in cost of services revenue associated with the contract services performed for Dialog during the three months ended September 30, 2020 and 2019, respectively, and $126,539 and $0 in cost of services revenue during the nine months ended September 30, 2020 and 2019, respectively.

Note 8 – Customer Concentrations

Four customers accounted for approximately 81% of the Company’s revenue for the three months ended September 30, 2020, and three customers accounted for 100% of the Company’s revenue for the three months ended September 30, 2019. Three customers accounted for approximately 78% of the Company’s revenue for the nine months ended September 30, 2020 and three customers accounted for approximately 55% of the Company’s revenue for the nine months ended September 30, 2019. Four customers accounted for approximately 95% of the accounts receivable balance as of September 30, 2020. Four customers accounted for nearly 100% of the accounts receivable balance as of December 31, 2019.

Note 9 – Subsequent Events

On October 2, 2020, the Company received $3,165,868 in ATM proceeds, which were recorded as a receivable as of September 30, 2020 (see Note 5 – Stockholders’ Equity). Subsequent to October 2, 2020, and through November 4, 2020, the Company received an additional $4,206,475 in net ATM proceeds from the issuance of 1,605,810 common shares.

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

We generally maintain exclusive rights to all intellectual property in our technology. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of October 29, 2020, we had more than 122 pending patent applications in the U.S. and abroad. Additionally, the U.S. Patent and Trademark Office and international patent offices have issued 227 patents to us. In addition to the inventions covered by these patents, we have also identified specific inventions that we believe are novel and patentable. In addition to the inventions covered by these patents and patent applications, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and pursue those that we believe are most protective for our business and expand the core value of the Company.

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

The outbreak of COVID-19 has delayed adoption of our technology by potential customers who temporarily shut down their workforce and supply chain based in China, and who continue to evaluate their future prospects and business models, including partnerships with us. For example, in one case, the outbreak delayed the spring launch of a new product that incorporates our technology. Further delays in this or other products could result from the ongoing pandemic.  These changes are due in part to changes in how business is conducted as a result of the pandemic, including state executive orders, local shelter-in-place orders, government-imposed quarantines and work-from-home policies in China, the United States, and elsewhere. We have implemented work-from-home policies for our employees that will likely be in place through the end of the year and possibly longer. The effects of state executive orders, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies  could negatively impact productivity, disrupt our research and development or other operations, and delay the planned launch of our customers’ new products that incorporate our technology, the magnitude of which will depend, in part, on the length and severity of the continuing restrictions and other limitations on our ability to conduct our business in the ordinary course.  Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity are still uncertain as of the date of this report.

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

Results of Operations

Operating Expenses

Research and development expenses include costs associated with our efforts to develop our technology, including personnel compensation, consulting, engineering supplies and components, intellectual property costs, regulatory expense and general office expenses specifically related to the research and development department. Sales and marketing expenses include costs associated with selling and marketing our technology to our customers, including personnel compensation, public relations, graphic design, tradeshow, engineering supplies utilized by the sales team and general office expenses specifically related to the sale and marketing department. General and administrative expenses include costs for general and corporate functions, including personnel compensation, facility fees, travel, telecommunications, insurance, professional fees, consulting fees, general office expenses, and other overhead.

Three Months Ended September 30, 2020 and 2019

Revenue.  During the three months ended September 30, 2020 and 2019, we recorded revenue of $61,500 and $40,500, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing, general and administrative expenses and cost of services revenue. Losses from operations for the three months ended September 30, 2020 and 2019 were $7,560,058 and $8,302,069, respectively.

Research and Development Costs.  Research and development costs were $4,003,642 and $5,190,056, respectively, for the three months ended September 30, 2020 and 2019. The decrease of $1,186,414 is primarily due to an $444,185 decrease in compensation, consisting of a $212,364 decrease in payroll costs and a $231,822 decrease in stock-based compensation from a lower headcount within the department, a $357,521 decrease in legal costs pertaining to patent and intellectual property management, a $243,629 decrease in engineering supplies, components and chip development costs due to project timing, an $83,995 decrease in depreciation and a $71,655 decrease in regulatory testing expense.

Sales and Marketing Costs.  Sales and marketing costs for the three months ended September 30, 2020 and 2019 were $1,500,068 and $1,242,105, respectively. The increase of $257,963 is primarily due to a $238,945 increase in payroll costs from a higher headcount within the department, a $111,938 increase in consulting and third party services, partially offset by an $93,185 decrease in travel, meals and entertainment as a result of COVID-19 restrictions.

General and Administrative Expenses.  General and administrative costs for the three months ended September 30, 2020 and 2019 were $2,117,848 and $1,910,408, respectively. The increase of $207,440 is primarily due to a $109,910 increase in stock-based compensation due to the issuance of equity awards to newly appointed board members during the preceding 12 months, a $346,683 increase in legal expense and an $89,357 increase in insurance premiums, partially offset by a $150,670 decrease in recruiting costs, a $70,581 decrease in accounting and auditing fees, a $54,496 decrease in travel, meals and entertainment as a result of COVID-19 restrictions, a $32,393 decrease in payroll costs and a $22,048 decrease in depreciation.

Interest Income. Interest income for the three months ended September 30, 2020 was $3,221 as compared to interest income of $117,842 for the three months ended September 30, 2019. The decrease of $114,621 is primarily due to lower savings interest rates and a lower average cash balance.

Net Loss. As a result of the above, net loss for the three months ended September 30, 2020 was $7,556,837 as compared to $8,184,227 for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 and 2019

Revenue.  During the nine months ended September 30, 2020 and 2019, we recorded revenue of $237,350 and $154,500, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing, general and administrative expenses and cost of services revenue. Losses from operations for the nine months ended September 30, 2020 and 2019 were $24,426,373 and $29,344,266, respectively.

Research and Development Costs.  Research and development costs were $12,909,378 and $17,505,571, respectively, for the nine months ended September 30, 2020 and 2019. The decrease of $4,596,373 is primarily due to a $2,966,006 decrease in compensation, consisting of a $1,849,434 decrease in payroll costs and an $1,116,573 decrease in stock-based compensation from a lower headcount within the department, an $875,473 decrease in engineering supplies, components and chip development costs due to project timing, a $295,869 decrease in depreciation, a $156,123 decrease in regulatory testing fees, a $144,808 decrease in legal fees pertaining to patents and intellectual property and a $136,101 decrease in consulting fees.

Sales and Marketing Costs.  Sales and marketing costs for the nine months ended September 30, 2020 and 2019 were $4,386,881 and $3,985,467, respectively. The increase of $401,414 is primarily due to a $390,737 increase in compensation, consisting of a $311,958 increase in payroll costs and an $78,779 increase in stock-based compensation from a higher headcount within the department, a $374,209 increase in consulting and third party services, a $64,126 increase in recruiting costs and a $47,553 increase in rent expense, partially offset by a $244,655 decrease in travel, meals and entertainment as a result of COVID-19 restrictions, a $124,394 decrease in engineering supplies and components used by the sales and marketing staff and a $113,522 decrease in tradeshow expenses,

General and Administrative Expenses.  General and administrative costs for the nine months ended September 30, 2020 and 2019 were $7,240,925 and $8,007,548, respectively. The decrease of $766,623 is primarily due to a $849,438 decrease in compensation, consisting of a $712,258 decrease in stock-based compensation due to certain equity awards reaching full expense amortization during the previous year and a $137,179 decrease in payroll costs, a $196,366 decrease in recruiting costs, a $129,147 decrease in travel, meals and entertainment as a result of COVID-19 restrictions and a $73,431 decrease in general office expenses, partially offset by a $245,011 increase in insurance premiums, a $149,385 increase in consulting fees and a $135,535 increase in accounting and auditing fees.

Cost of Services Revenue. During the nine months ended September 30, 2020 and 2019, we recorded cost of services revenue of $126,539 and $0, respectively. These costs are related to our contract services performed for Dialog.

Interest Income. Interest income for the nine months ended September 30, 2020 was $67,134 as compared to interest income of $336,575 for the nine months ended September 30, 2019. The decrease of $269,441 is primarily due to lower savings interest rates and a lower average cash balance.

Net Loss. As a result of the above, net loss for the nine months ended September 30, 2020 was $24,359,239 as compared to $29,007,691 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

During the nine months ended September 30, 2020 and 2019, we recorded revenue of $237,350 and $154,500, respectively. We incurred net losses of $24,359,239 and $29,007,691 for the nine months ended September 30, 2020 and 2019, respectively. Net cash used in operating activities was $19,435,940 and $20,968,817 for the nine months ended September 30, 2020 and 2019, respectively. We are currently meeting our liquidity requirements through the proceeds from securities offerings that raised net proceeds of $23,319,156 in March 2019, $4,557,693 during the fourth quarter 2019, $5,506,880 during the first quarter 2020 and $9,216,611 during the second quarter 2020, along with payments received from customers.

We believe our current cash on hand, together with anticipated revenues and funds raised from the at-the-market (“ATM”) finance offering will be sufficient to fund our operations into November 2021. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we will likely pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing would be available on terms that we would find acceptable, or at all.

During the nine months ended September 30, 2020, cash flows used in operating activities were $19,435,940, consisting of a net loss of $24,359,239, less non-cash expenses aggregating $7,209,398 (principally stock-based compensation of $6,318,948, amortization of operating lease right-of-use assets of $570,460 and depreciation and amortization expense of $286,990), an $818,306 decrease in accrued expenses, a $626,053 decrease in accounts payable, $514,167 decrease in operating lease liabilities and a $331,367 increase in prepaid expenses and other current assets.

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

During the nine months ended September 30, 2020 and 2019, cash flows used in investing activities were $7,302 and $183,935, respectively. The cash used in investing activities for the nine months ended September 30, 2020 consisted of the purchase of new lab equipment. The cash used in investing activities for the nine months ended September 30, 2019 primarily consisted of leasehold improvements related to the construction of a regulatory testing chamber.

During the nine months ended September 30, 2020, cash flows provided by financing activities were $15,062,387, which consisted of $14,723,491 in net proceeds from the sale of shares of our common stock to the public in an ATM offering and $338,896 in proceeds from contributions to the ESPP. During the nine months ended September 30, 2019, cash flows provided by financing activities were $23,846,291, which consisted of $23,319,156 in net proceeds from a private offering of shares and warrants pursuant to a shelf registration, $466,398 in proceeds from contributions to the ESPP and $400,103 in proceeds from the exercise of stock options, partially offset by $339,366 in shares withheld for the payment of payroll taxes for the delivery of RSUs and PSUs.

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

Off Balance Sheet Transactions

As of September 30, 2020, we did not have any off-balance sheet transactions.

Material Changes in Specified Contractual Obligations

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our most recent Annual Report on Form 10-K. There were no material changes outside the ordinary course of our business in the specified contractual obligations during the three months ended September 30, 2020.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended September 30, 2020. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2019 for a discussion of our exposure to market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of September 30, 2020, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition

We have no history of generating meaningful product revenue, and we may never achieve or maintain profitability.

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of September 30, 2020, we had an accumulated deficit of approximately $287 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

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

Risks Related to Our Technology and Products

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

Risks Related to Our Intellectual Property and Other Legal Risks

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

Risks Related to Regulation of Our Business

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

Risks Related to Personnel

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

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and have either: (i) a public float of less than $250 million or (ii) annual revenues of less than $100 million during the most recently completed fiscal year anda public float of less than $700 million. As a “smaller reporting company,” we are subject to reduced disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Until such time as we cease to be a “smaller reporting company,” such reduced disclosure in our SEC filings may make it harder for investors to analyze our operating results and financial prospects.

If some investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of September 30, 2020, we cannot assure you that we will not identify any material weakness in our internal control in the future.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 2014. Our common stock has experienced an intra-day trading high of $4.58 per share and a low of $0.61 per share on The Nasdaq Stock Market over the last 52 weeks, as of November 2, 2020. The price of our common stock is likely to continue to fluctuate significantly in response to many factors that are beyond our control, including:

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

All decisions with respect to the management of our company are made by our board of directors and our officers, who beneficially own approximately 5.4% of our common stock collectively as of October 30, 2020. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

10.1

Amendment No. 1 to At Market Issuance Sales Agreement, dated October 11, 2019, dated September  14, 2020, by and among B. Riley Securities, Inc., Roth Capital Partners, LLC and Ladenburg Thalmann & Co., Inc. (incorporated by reference to Exhibit 1.3 to the Registration Statement on Form S-3 (Registration No.: 333-248832) filed on September 15, 2020)

10.2	Non-Employee Director Compensation Policy, as amended October 9, 2020 (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 (furnished herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

ENERGOUS CORPORATION
(Registrant)

Date: November 9, 2020	By:	/s/ Stephen R. Rizzone
		Name:	Stephen R. Rizzone
		Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Brian Sereda
		Name:	Brian Sereda
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)