Form 10-K
period 2020-12-31
Energous Corp
filed 2021-03-24
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $110,145,117. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 18, 2021, there were 61,812,285 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2020. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Overview

We have developed our WattUp® wireless power technology, consisting of proprietary semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities, including near field wireless charging and at-a-distance wireless charging at various distances. In November 2016 we entered into a Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), an industry leader in Bluetooth low energy semiconductors and power management semiconductors. In conjunction with the Strategic Alliance Agreement, Dialog manufactures and is the exclusive distributor of integrated circuit (“IC”) products that incorporate our designs and provides sales and logistic support to customers on a global basis. We believe our proprietary WattUp technologies are well suited for many applications, including home automation, surface and implanted medical devices, electronic shelf labels, industrial IoT sensors, tracking devices, hearables, wearables, consumer electronics, public safety and military applications. Potential future applications include smartphones, commercial and industrial robotics, as well as automotive solutions and other devices with charging requirements that would otherwise require battery replacement or a wired power connection.

We believe our technology is innovative in its approach, in that we are developing solutions that charge electronic devices with an RF energy zone. We are developing solutions that deliver wire-free energy for near field charging applications and are also developing at-a-distance charging at distances up to approximately three feet, as well as low-power charging for distances up to 15 feet and beyond, some of which involve mobility charging.

To-date, we have developed multiple transmitters and receivers, including prototypes as well as partner production designs. The transmitters vary based on form factor, power specifications and frequencies, while the receivers are designed for applications including Bluetooth tracking tags, IoT sensors, hearing aids, electronic shelf labels, fitness bands, health sensors and devices, smartwatches, smartphones, smartglasses, industrial applications, keyboards, mice, headsets, earbuds, headphones, and more.

We have engagements with companies in the consumer electronics (CE), industrial, military and medical device markets that are in the both evaluation and product cycle pre-production stages of integrating WattUp-technology into devices being developed for the end-user. The first end product featuring our technology entered the market in 2019 and we expect additional WattUp enabled products to be announced and launched in 2021. We are also in discussions with potential customers in the consumer and industrial spaces that are considering our solutions to supply low power distance charging for products that could enter the market in 2022.

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

Our technology solution consists principally of transmitter controller ICs, power amplifier ICs and receiver ICs, as well as novel antenna designs, application prototypes and proprietary software algorithms. We submitted our first IC design for wafer fabrication in 2013 and since then have developed subsequent generations of transmitter and receiver ICs, antenna designs, and software algorithms.  We have endeavored to optimize our technology by reducing size and cost, while at the same time increasing performance which enables our designs to be integrated into a broad range of devices. We have developed a “building block” approach that allows us to scale our product implementations by combining multiple transmitter building blocks or multiple receiver building blocks to meet the power, distance, size and cost requirements of customer applications requirements. Our technology is readily scalable because the same ICs that are used for contact-based charging can be used for distance-based charging solutions. We have developed two classes of chip solutions, a CMOS-based technology focused on low cost, small footprint and low power (less than 5 watts) and a GaAs/GaN-based technology capable of delivering higher power with greater efficiency. We intend to continue to invest in research and development with high power capabilities of 20 watts and beyond at high levels of efficiency. We also intend to continue to invest in improving product performance, efficiency, cost-performance, integration and miniaturization as required to reach multiple markets and expand the power-at-a-distance ecosystem, while maintaining a technology lead on potential competitors.

We sell evaluation kits to potential customers of our technology, to allow their respective engineering and product management departments to test and evaluate the technology. Our customers’ product development, technology integration and product introduction cycles occur over multiple quarters and generally more than a year to two years can elapse before first evaluation and final shipment of the customer’s product. Once our customers begin to sell products to end customers that incorporate our technology, we would expect the commercialization cycle to shorten over time as the technology matures and market acceptance grows.

We maintain exclusive rights to all intellectual property in our technology. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of March 1, 2021, the Energous IP portfolio contained 231 awarded patents organized along five (5) critical paths to implementation that we believe a competitor may have to navigate to commercialize WPT technology. The paths are: Processing Algorithms, Antenna Designs, Transmitter and Receiver ASICs, Other Software Controls (e.g., Bluetoothâ Management and Hardware (e.g., Board Layout). Further, the company has more than 65 pending patent applications in the U.S. and abroad. In addition to the inventions covered by these patents, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and pursue those that we believe are most protective for our business and expand the core value of the Company.

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

Our common stock is quoted on The Nasdaq Stock Market under the symbol “WATT”. As of February 28, 2021, we had 54 full-time employees, 43 of whom were engineers. We were incorporated in Delaware in 2012. Our corporate headquarters is located at 3590 North First Street, Suite 210, San Jose, CA 95134. Our website can be accessed at www.energous.com. The information contained on, or that may be obtained from our website, is not, and shall not be deemed to be, part of this Annual Report on Form 10-K.

Our Technology

The wire-free charging technology we are developing employs transmitter technology that creates an RF energy zone around a fixed or mobile receiving device.

Figure 1 below shows a basic conceptual design of a mid-field wireless charging solution based on our technology. Today this technology is able to send RF energy from the transmitter to single receiving device, or to multiple receiving devices.

Figure 1: Concept of a Mid Field Wire-Free Charging Solution

First, our proprietary transmitter technology locates the target receiver(s) using standard Bluetooth® communications and our proprietary technology. Our software controls then cause the transmitter to generate a controlled RF-waveform. Receivers equipped with our antennas and ICs, and controlled by our software, are able to harvest power from the RF energy zone. We believe that our receiver technology will be incorporated into devices such as Bluetooth tracking tags, IoT sensors, hearing aids, electronic shelf labels, fitness bands, health sensors and devices, smartwatches, smartphones, smartglasses, industrial applications, keyboards, mice, headsets, earbuds, headphones, and other small electronics that contain embedded batteries or super capicators.

Our small form factor antennas and one transmitter to many receivers capabilities  represent significant advantages over larger, costly coils required for first generation inductive based, contact WPT implementations. The one to many capabilities of the WattUp technology can be of significant benefit to OEM’s with broad product lines like hearing aid manufacturers where a single transmitter can support multiple SKUs for behind the ear, in the ear and in the canal devices substantially reducing development, manufacturing and support costs.

Our current generation ICs have significantly reduced the size and cost of both transmitter technology and our receiver technology, and products under development are designed to further reduce size and cost.  In addition, our ICs are designed for both lower-power and higher-power applications, efficiency and faster synchronization, while working within the constraints of multiple international regulatory environments.

In 2016, we introduced our WattUp Near Field Transmitter Technology and a small form factor receiver, which were developed as a result of our efforts to reduce cost and size. This contact-based charging solution, for which we have received FCC approval, allowed for low power charging at up to five millimeters. In 2017, we announced a higher-power version of our WattUp Near Field Transmitter technology, with the ability to charge on contact at levels of up to 10 watts. In February 2019, we announced that our latest WattUp Near Field High Power transmitter technology supports up to 20 watts of charging power. Due to its low cost and small size, the miniature transmitter can be bundled in-box with WattUp-enabled receiver devices, replacing alternative charging solutions like power adapters and charging cables. We expect adoption of our low cost, portable charging solution for receiver devices to continue to advance.

Our Competition

Competing methods for charging battery-powered devices include wall plug-in charging, inductive charging, magnetic resonance charging, charging stations and more. To our knowledge, almost all consumer electronics equipped with a rechargeable battery come bundled with a charging method, such as a power cord. Studies indicate that consumers prefer wire-free, or untethered, charging solutions such as our WattUp technology. We believe the advantages of our WattUp technology including size, cost, mobility, foreign object detection and portability coupled with the unique capability to charge devices both on contact as well as at-a-distance in a fully compatible ecosystem will foster broad adoption of the technology over time.

A variety of wireless charging technologies are on the market or under development today. These competitive technologies fall into the following categories:

Magnetic Induction. Magnetic induction uses a magnetic coil to create resonance, which can transmit energy over very short distances. Essentially this is a contact technology whereby the transmitter and receiver need to be closely aligned to charge. Power is delivered as a function of coil size (the larger the coil, the more power), and coils must be directly paired (one receiver coil to one transmitter coil = directly coupled pair).  Products utilizing magnetic induction have been available for 10+ years in products such as rechargeable electronic toothbrushes.

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

RF Harvesting. Harvesting RF energy is at the core of our WattUp technology. Radio Frequency wireless charging is unique in that it sends radio waves over the air to a receiver that harvests the waves and converts them to power, thereby enabling the device to operate in its intended fashion without the need to connect directly to a power source. RF harvesting typically utilizes directional antennas to target and deliver energy.

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

We believe that a large market opportunity lies in wire-free low-power charging at-a-distance, which might develop as the Wi-Fi ecosystem developed. The goal is to ensure interoperability between transmitters and receivers that are based on our technology, regardless of who made them, installed them into finished goods, or marketed them. The implementation of previous ubiquitous solutions, such as Wi-Fi and Bluetooth, illustrates our goal. For example, Wi-Fi routers, regardless of their designer or manufacturer, work with Wi-Fi receivers installed in consumer electronics, regardless of manufacturer. Accordingly, in partnership with Dialog, we endeavor to:

•	Build multiple ICs to advance the technology;
•	Partner with leading product companies;
•	Develop reference designs to reduce early adopter risks, enable easier integration at lower costs and foster adoption;
•	Provide game-changing benefits to the consumer in terms of utility and convenience;
•	Design initial iterations of the technology to be small but scalable implementations that are compatible on both a local and enterprise scale;
•	Invest in ease of use;
•	Develop a strategy to build out the ecosystem in consumer, enterprise, industrial and military;
•	Implement a plan to initially sell ICs migrating to a combination of selling ICs and integrating our device libraries into third-party silicon such as Bluetooth Low Energy and Power Management Chips;
•	Develop and execute on a strategy to gain global regulatory approval for both contact-based charging and distance charging; and
•

Support the AirFuel™ Alliance (AFA) that is expected to lead to a qualification process to ensure compatibility of our WattUp technology across vendors and develop a common user experience at the application level.

In order for our technology to become a ubiquitous solution for charging at-a-distance, we intend to pursue an ecosystem strategy for our technology, engaging not only potential customers for our transmitter, receiver and power amplifier IC’s but also their upstream and downstream value chain partners. We intend to capitalize on our first-to-market advantage and prioritize protection of our intellectual property portfolio, as we believe this strategy will make it less likely that a competing platform will be able to gain a solid foothold in the RF-based wireless charging market and compete with our technology in a meaningful way.

We believe our strategic relationship with Dialog has the potential to enable us to accelerate and increase the breadth of penetration in multiple markets rather than by manufacturing and distributing products ourselves. We believe this relationship allows us to resolve supply chain problems for consumer electronics and IoT companies as well as leverage Dialog’s sales force while we concentrate our efforts and resources on engineering, development and commercialization projects to accelerate the introduction and adoption of WattUp solutions.

To engage with potential customers of the WattUp IC’s, we have developed evaluation kits consisting of a transmitter and a receiver along with the enabling software to allow potential strategic partners to test the technology in their labs. The kits form a base “building block” component that is scalable to meet the needs of specific applications. We are developing processes and support capabilities to assist potential customers as they evaluate the technology and develop specific designs to incorporate it.

To validate our technology, we originally sought out customers that were smaller, more nimble early adopters with relatively short product cycles and the ability to ship fully integrated WattUp enabled devices to the consumer as quickly as possible. At the same time, we began to engage with larger, top tier customers with the ability to ship WattUp enabled consumer and IoT devices in mass quantities. We are also engaged with companies that have much longer product cycles in multiple vertical markets As our partnership with Dialog enters its fifth year, the majority of new customer introductions are made through Dialog, comprised of companies diverse in size and end markets.

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

Transmitter Target Markets

Transmitters are devices that broadcast RF energy that can be accessed by WattUp-enabled receivers in consumer electronics. We believe our transmitter technology will be developed and released in three basic categories:

•	Stand-alone transmitters that are either sold independently or bundled as part of a pairing with WattUp-enabled receiver devices;
•	Transmitters that are integrated into third party industrial, military medical and consumer devices; and
•	Transmitters that could be integrated into Wi-Fi routers to form a single device that provides both connectivity and wire-free power for a particular area.

We plan to release stand-alone and integrated transmitter technology in three categories:

WattUp Near Field Transmitters:

Because of its advantages over other forms of contact-based wireless charging, including incorporation into multiple form factors and potential compatibility with future distance transmitters, we expect transmitters using our WattUp Near Field technology to be the first WattUp enabled transmitter products on the market. These contact-based charging solutions are ideally suited for many electronic devices in both consumer and industrial markets such as wearables, IoT devices and other small electronics that require a small form factor receiver and a low-cost charging solution. They are also suitable for larger, more power-hungry devices such as smartphones, smart watches and tablets. Initially these transmitters will be one-to-one (one transmitter to one receiver), with future versions being single transmitters for multiple receivers.

WattUp Mid Field Transmitter

We expect that transmitters using our WattUp Mid Field technology will be geared to consumer desktop and industrial, military and medical markets and for charging at a range of a few centimeters to one meter. We also intend for the Mid Field transmitters to have tracking ability to support mobile applications and multiple receiving devices. WattUp Mid Field transmitters may include small transmitters designed to power industrial, medical, military and consumer electronics and IoT devices. The same technology may also be integrated into third party devices such as smart speakers, computer monitors, nightstand consumer electronics, accessories such as low voltage portable battery chargers and integrated automotive applications, as well as additional industrial, medical, and public safety applications.

WattUp Far Field Transmitters:

Transmitters based on WattUp Far Field technology are expected to provide low power charging for multiple devices within a radius of up to 15 feet or greater depending on application. We expect that Far Field WattUp transmitters will have the ability to both “target” receivers at-a-distance as well as broadcast wireless power creating a sphere of  power within which WattUp enabled receiving devices can be charged.  Far Field WattUp transmitters may play a significant role in the charging low power IoT devices in fixed locations – such as security cameras and sensors.

Transmitters Integrated into Third Party Devices:

The “building block” core architecture developed for the WattUp technology is suited to a broad range of third party devices in both industrial and consumer markets. The flexibility of the architecture in terms of size, power, distance, and cost affords Energous customers the opportunity to match our technology with specific requirements and limitations typically found with complex integrations. For example, the WattUp transmit technology could be integrated into a WiFi router on the ceiling of a manufacturing floor or hospital ward providing both internet connectivity and wireless power to any devices within range.

Wi-Fi Routers

We see the combination of the wire-free power router and the Wi-Fi router as a natural integration point and a synergistic application of both technologies. A WattUp transmitter shares a number of technical characteristics with Wi-Fi routers in that both devices operate in the airwaves in the unlicensed industrial, scientific and medical bands, both devices owe their success to the utility and convenience they bring to the consumer, both devices rely on antennas, and both devices “pair” or provide hand off capabilities which allow for mesh networks to provision large sites. We believe that our technology is applicable to both the commercial and residential Wi-Fi router markets.

As part of our go-to-market strategy under the Strategic Alliance Agreement, we are currently working with Dialog to identify potential customers to offer consumer and commercial applications of our transmitter technology.

Receiver Target Markets

We believe there are many potential uses for our receiver technology, including:

•	Wearables
•	Hearing aids
•	IOT devices including asset trackers, sensors, retail displays, security devices
•	Smartphones

•Peripheral devices such as computer mice and keyboards

•	Remote controls
•	Rechargeable lights
•	Gaming consoles and controllers
•	Smart Home, Medical, Industrial, Military and other Sensors

•	Rechargeable batteries
•	Automotive accessories

•Smart textiles

•	Electronic shelf labeling
•	Logistics and asset tracking tags and sensors
•	Hand-held industrial devices (such as scanners and keypads)
•	Military and Public Safety devices
•	Medical devices

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

Our Intellectual Property

As a company primarily focused on licensing, we expect that our most valuable asset will be our intellectual property. This includes U.S. and foreign patents, patent applications and know-how. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of March 1, 2021, the Energous IP portfolio contained 231 awarded patents organized along five (5) critical paths to implementation that we believe a competitor may have to navigate to commercialize WPT technology. The paths are: Processing Algorithms, Antenna Designs, Transmitter and Receiver ASICs, Other Software Controls (e.g., Bluetoothâ Management and Hardware (e.g., Board Layout). Further, the company has more than 65 pending patent applications in the U.S. and abroad. We intend to file for patent protection for the most valuable of these, as well as for other new inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and pursue those that we believe are most protective for our business and expand the core value of the Company.

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

Current FCC Approvals for WattUp Technology

FCC ID	Description	Grant Date
2ADNG-MLA1599	Digital Transmission System Bluetooth Accessory 2.4GHz	12/30/2014
2ADNG-MT100	Close Coupled 5.8 GHz Charger Pad	05/24/2016
2ADNG-NF130	RF Wireless Charger and Receiver 5.8 GHz	05/02/2017
2ADNG-NF130	Digital Transmission System for Bluetooth 2.4 GHz	05/02/2017
2ADNG-MS300	Wireless Charger 913 MHz	12/26/2017
2ADNG-MS300	Digital Transmission System for Bluetooth 2.4 GHz	12/26/2017
2ADNG-MS300A	WPT Client Device 913 MHz	01/05/2018
2ADNG-MS300A	Digital Transmission System WPT Client Device with BLE 2.4 GHz	01/05/2018
2ADNG-NF230	RF Wireless Charger 918 MHz	04/09/2018
2ADNG-NF230	Digital Transmission System for Bluetooth 2.4 GHz	04/09/2018
2ADNG-NF330	RF Wireless Charger 918MHz	07/29/2019
2ADNG-NF330	Digital Transmission System for Bluetooth 2.4 GHz	07/29/2019
2ADNG-MS550	RF Wireless Charger 918MHz	04/21/2020
2ADNG-MS550	Digital Transmission System for Bluetooth 2.4 GHz	04/21/2020
2ADNG-MS550	RF Wireless Charger 918MHz	09/30/2020
2ADNG-MS550	Digital Transmission System for Bluetooth 2.4 GHz	09/30/2020

Current FCC Approvals for Customer Products

FCC ID	Description	Grant Date
VAW-NF910	SK Telesys Co., Ltd, based on Energous ID: 2ADNG-NF230	12/27/2018
2AI4Q-SBW	Xiamen New Sound Technology Co,. Ltd	10/27/2020
2ARVX-PT20C	Gokhale Method Enterprise	12/15/2020

In February 2020, we announced completion of the regulatory process for our WattUp near-field wireless charging technology in Japan, a critical market in the Asia Pacific region for our customers and partners. As of March 2, 2021, products integrating WattUp® technology had received international regulatory approvals and were approved to ship into 112 countries.

Human Capital

As of February 28, 2021, we had 54 full-time employees, 43 of whom are engineers. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants, including technical advisors, on an as-needed basis to supplement existing staff. Consultants and technical advisors provide us with expertise in electrical engineering, software development and other specialized areas of engineering and science.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended, or Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. Copies of each of our filings with the SEC can also be viewed and downloaded free of charge at our website, https://ir.energous.com/, after the reports and amendments are electronically filed with or furnished to the SEC.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of December 31, 2020, we had an accumulated deficit of approximately $295 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

We may need additional financing to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

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

Any outbreaks of contagious diseases and other adverse public health developments in countries where we, our customers and suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. For example, the outbreak of COVID-19, which was declared by the World Health Organization as a pandemic, has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, manufacturing restrictions, declarations of states of emergency, business shutdown and restrictions on the movement of employees in China, the United States and many other countries. A majority of our potential customers have a significant dependence on the Chinese manufacturing and supply chain infrastructure. We believe the outbreak of COVID-19 has delayed adoption of our technology by potential customers who temporarily shut down their workforce and supply chain based in China. In the United States, COVID-19 has resulted in travel and other restrictions in order to reduce the spread of the disease, including executive orders in California and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. As a result of these developments, we have implemented work-from-home policies for our employees that will likely be in place until at least the second half of 2021. The effects of state executive orders, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies could negatively impact productivity, disrupt our research and development or other operations and delay the planned launch of our customers’ new products that incorporate our technology, the magnitude of which will depend, in part, on the length and severity of the continuing restrictions and other limitations on our ability to conduct our business in the ordinary course. Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity are still uncertain as of the date of this report.

In addition, COVID-19 has resulted and may continue to result in a widespread health crisis that could contribute to increased market volatility and adversely affect the economies and financial markets of many countries, resulting in a global economic downturn that could affect interest in our products or demand by potential customers. Any of these events could materially and adversely affect our business, results of operations and financial condition. The extent of the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and have either: (i) a public float of less than $250 million or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and a public float of less than $700 million. As a “smaller reporting company,” we are subject to reduced disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Until such time as we cease to be a “smaller reporting company,” such reduced disclosure in our SEC filings may make it harder for investors to analyze our operating results and financial prospects.

If some investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of December 31, 2020, we cannot assure you that we will not identify any material weakness in our internal control in the future.

We qualify as a “smaller reporting company” under new SEC rules such that we are not required to file an auditor attestation report. If we experience a material weakness in our internal controls, we may fail to detect errors in our financial accounting, which may require a financial statement restatement or otherwise harm our operating results, cause us to fail to meet our SEC reporting obligations or Nasdaq listing requirements, adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 2014. Our common stock has experienced an intra-day trading high of $7.69 per share and a low of $0.61 per share on The Nasdaq Stock Market over the last 52 weeks, as of March 1, 2021. The price of our common stock is likely to continue to fluctuate significantly in response to many factors that are beyond our control, including:

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

All decisions with respect to the management of our company are made by our board of directors and our officers, who beneficially own approximately 3.9% of our common stock collectively as of February 28, 2021. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

As of December 31, 2020, we had a Federal net operating loss (“NOL”) carryforward of approximately $205,474,000. Under the U.S. Tax Code, NOLs arising in tax years ending on or before December 31, 2017 can generally be carried forward to offset future taxable income for a period of 20 years, and NOLs arising in tax years ending after December 31, 2017 can generally be carried forward indefinitely. Our ability to use our NOLs will be dependent on our ability to generate taxable income, and the NOLs that arose in tax years ending on or before December 31, 2017 could expire before we generate sufficient taxable income to take advantage of the NOLs. As of December 31, 2020, based on our history of operating losses it is possible that a portion of our NOLs will not be fully realizable.

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

General Risk Factors

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2020, there were 11 stockholders of record of our common stock, and we believe we have significantly more beneficial holders of our common stock. Our common stock is listed on The Nasdaq Stock Market under the symbol “WATT.”

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

The information regarding the Securities Authorized for issuance under our equity compensation plans will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2021 Annual Meeting of Stockholders.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have developed our WattUp® wireless power technology, consisting of proprietary semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities, including near field wireless charging and at-a-distance wireless charging at various distances. In November 2016 we entered into a Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), an industry leader in Bluetooth low energy semiconductors and power management semiconductors. In conjunction with the Strategic Alliance Agreement, Dialog manufactures and is the exclusive distributor of integrated circuit (“IC”) products that incorporate our designs and provides sales and logistic support to customers on a global basis. We believe our proprietary WattUp technologies are well suited for many applications, including home automation, surface and implanted medical devices, electronic shelf labels, industrial IoT sensors, tracking devices, hearables, wearables, consumer electronics, public safety and military applications. Potential future applications include smartphones, commercial and industrial robotics, as well as automotive solutions and other devices with charging requirements that would otherwise require battery replacement or a wired power connection.

We believe our technology is innovative in its approach, in that we are developing solutions that charge electronic devices with an RF energy zone. We are developing solutions that deliver wire-free energy for near field charging applications and are also developing at-a-distance charging at distances up to approximately three feet, as well as low-power charging for distances up to 15 feet and beyond, some of which involve mobility charging.

To-date, we have developed multiple transmitters and receivers, including prototypes as well as partner production designs. The transmitters vary based on form factor, power specifications and frequencies, while the receivers are designed for applications including Bluetooth tracking tags, IoT sensors, hearing aids, electronic shelf labels, fitness bands, health sensors and devices, smartwatches, smartphones, smartglasses, industrial applications, keyboards, mice, headsets, earbuds, headphones, and more.

We have engagements with companies in the consumer electronics (CE), industrial, military and medical device markets that are in the both evaluation and product cycle pre-production stages of integrating WattUp-technology into devices being developed for the end-user. The first end product featuring our technology entered the market in 2019 and we expect additional WattUp enabled products to be announced and launched in 2021. We are also in discussions with potential customers in the consumer and industrial spaces that are considering our solutions to supply low power distance charging for products that could enter the market in 2022.

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

Our technology solution consists principally of transmitter controller ICs, power amplifier ICs and receiver ICs, as well as novel antenna designs, application prototypes and proprietary software algorithms. We submitted our first IC design for wafer fabrication in 2013 and since then have developed subsequent generations of transmitter and receiver ICs, antenna designs, and software algorithms.  We have endeavored to optimize our technology by reducing size and cost, while at the same time increasing performance which enables our designs to be integrated into a broad range of devices. We have developed a “building block” approach that allows us to scale our product implementations by combining multiple transmitter building blocks or multiple receiver building blocks to meet the power, distance, size and cost requirements of customer applications requirements. Our technology is readily scalable because the same ICs that are used for contact-based charging can be used for distance-based charging solutions. We have developed two classes of chip solutions, a CMOS-based technology focused on low cost, small footprint and low power (less than 5 watts) and a GaAs/GaN-based technology capable of delivering higher power with greater efficiency. We intend to continue to invest in research and development with high power capabilities of 20 watts and beyond at high levels of efficiency. We also intend to continue to invest in improving product performance, efficiency, cost-performance, integration and miniaturization as required to reach multiple markets and expand the power-at-a-distance ecosystem, while maintaining a technology lead on potential competitors.

We sell evaluation kits to potential customers of our technology, to allow their respective engineering and product management departments to test and evaluate the technology. Our customers’ product development, technology integration and product introduction cycles occur over multiple quarters and generally more than a year to two years can elapse before first evaluation and final shipment of the customer’s product. Once our customers begin to sell products to end customers that incorporate our technology, we would expect the commercialization cycle to shorten over time as the technology matures and market acceptance grows.

We maintain exclusive rights to all intellectual property in our technology. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of March 1, 2021, the Energous IP portfolio contained 231 awarded patents organized along five (5) critical paths to implementation that we believe a competitor may have to navigate to commercialize WPT technology. The paths are: Processing Algorithms, Antenna Designs, Transmitter and Receiver ASICs, Other Software Controls (e.g., Bluetoothâ Management and Hardware (e.g., Board Layout). Further, the company has more than 65 pending patent applications in the U.S. and abroad. In addition to the inventions covered by these patents, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and pursue those that we believe are most protective for our business and expand the core value of the Company.

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

Basis of Presentation. The accompanying audited financial statements and footnotes for the years ended December 31, 2020 and 2019 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding financial information.

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

During 2020 and 2019, we recorded revenue of $327,350 and $200,143, respectively.

Research and Development. Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. Also included in research and development costs are payroll costs and stock-based compensation for employees within the department. We incurred research and development costs of $17,066,122 and $23,228,810 for 2020 and 2019, respectively.

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

For 2020 and 2019, we had $12,848,719 and $17,137,156, respectively, of research and development expenses capitalized for federal income tax purposes, with amortization commencing upon our receiving an economic benefit from the related research. As of December 31, 2020, we had approximately $205,474,000 gross federal net operating loss carryforwards (“NOLs”) and a federal research and development tax credit carryforward of approximately $5,092,000. As of December 31, 2020 and 2019, deferred tax assets consisted principally of net operating loss and tax credit carryforwards, the research and development costs and stock-based compensation, and such deferred tax assets were fully reserved. Accordingly, our effective tax rate for 2020 and 2019 was nil.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryforwards when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of our outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Accordingly, an ownership change could trigger a limitation of the use of the loss carryforward. We completed a Section 382 analysis as of December 31, 2020 and determined that none of our federal net operating loss carryforwards or federal research and development tax credits are limited.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of December 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. Our policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded for 2020 and 2019.

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

For the Years Ended December 31, 2020 and 2019

Revenues. During 2020 and 2019, we recorded revenue of $327,350 and $200,143, respectively.

Operating Expenses and loss from operations. Operating expenses are made up of research and development, sales and marketing, general and administrative expenses and cost of services revenue. Operating expenses for 2020 and 2019 were $32,226,514 and $39,008,043, respectively.

Research and Development Expenses. Research and development costs for 2020 and 2019 were $17,066,122 and $23,228,810, respectively. The $6,162,688 decrease in research and development expenses is primarily due to a $3,364,132 decrease in compensation, including a $1,877,798 decrease in payroll costs and a $1,486,335 decrease in stock-based compensation due to a lower headcount, a $1,941,453 decrease in chip development, manufacturing and engineering component costs due to reduced project costs, a $354,880 decrease in depreciation, a $196,701 decrease in regulatory testing fees, a $161,636 decrease in legal fees pertaining to patents and intellectual property and a $104,127 decrease in consulting fees, partially offset by an $88,458 increase in legal fees pertaining to regulatory matters.

Sales and Marketing Expenses. Sales and marketing expenses for 2020 and 2019 were $5,880,350 and $5,418,967, respectively. The $461,383 increase in sales and marketing expenses is primarily due to a $487,500 increase in compensation, including a $544,095 increase in payroll costs due to a higher headcount, partially offset by a $56,595 decrease in stock-based compensation, a $435,930 increase in consulting and third party services, a $64,771 increase in rent expense and a $64,126 increase in recruiting costs, partially offset by a $369,356 decrease in travel, meals and entertainment as a result of COVID-19 restrictions, a $136,115 decrease in tradeshow expenses and an $88,628 decrease in engineering supplies and components used by sales and marketing staff.

General and Administrative Expenses. General and administrative costs for 2020 and 2019 were $9,153,503 and $10,360,266, respectively. The $1,206,763 decrease in general and administrative expense is primarily due to a $1,284,794 decrease in compensation, including a $1,205,680 decrease in stock-based compensation due to certain equity awards becoming fully amortized during 2020 and also forfeited awards as a result of the retirement of certain board members and a $79,114 decrease in payroll costs, a $209,216 decrease in recruiting costs, a $184,914 decrease in travel, meals and entertainment as a result of COVID-19 restrictions and $134,110 decrease in general office expenses, partially offset by a $334,368 increase in insurance premiums, a $149,317 increase in consulting fees, a $114,030 increase in general corporate legal expense and a $71,442 increase in accounting and auditing fees.

Cost of Services Revenue. During 2020 and 2019, we recorded cost of services revenue of $126,539 and $0, respectively. These costs are related to our contract services performed for Dialog.

Loss from Operations. Loss from operations for 2020 and 2019 was $31,899,164 and $38,807,900, respectively.

Interest Income. Interest income for 2020 was $71,212, compared to $416,274 for 2019, primarily due to lower interest rates for the savings account.

Net Loss. As a result of the above, net loss for 2020 was $31,832,086, compared to $38,399,089 for 2019.

Liquidity and Capital Resources

During 2020 and 2019, we recorded revenue of $327,350 and $200,143, respectively. We incurred a net loss of $31,832,086 and $38,399,089 for 2020 and 2019, respectively. Net cash used in operating activities was $24,791,545 and $26,621,145 for 2020 and 2019, respectively. We are currently meeting our liquidity requirements through the proceeds of securities offerings that raised net proceeds of $53,556,202 during 2020 and $4,557,693 during the fourth quarter of 2019, along with payments received from customers.

We believe our current cash on hand, together with anticipated revenues and funds raised from the at-the-market (“ATM”) finance offering will be sufficient to fund our operations into March 2022. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we may pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing would be available on terms that we would find acceptable, or at all.

During 2020, cash flows used in operating activities were $24,791,545, consisting of a net loss of $31,832,086, less non-cash expenses aggregating $9,044,076 (representing principally stock-based compensation of $7,897,970, decrease in right-of-use lease assets of $764,285 and depreciation and amortization expense of $356,310), a $722,291 decrease in operating lease liabilities, a $574,680 decrease in accounts payable, a $486,810 decrease in accrued expenses and a $186,471 increase in prepaid expenses and other current assets. During 2019, cash flows used in operating activities were $26,621,145, consisting of a net loss of $38,399,089, less non-cash expenses aggregating $12,256,613 (representing principally stock-based compensation of $10,646,580, increase in right-of-use lease assets of $786,342 and depreciation and amortization expense of $781,228), a $284,748 increase in accrued expenses and a $130,809 decrease in prepaid expenses and other current assets, partially offset by a $662,766 increase in operating lease liabilities and a $189,866 decrease in accounts payable.

During 2020 and 2019, cash flows used in investing activities were $136,631 and $196,199, respectively. The cash used in 2020 primarily consisted of the purchases of new lab equipment. The cash used in 2019 primarily consisted of purchased leasehold improvements related to the construction of a regulatory testing chamber within our office space.

During 2020, cash flows provided by financing activities were $53,973,748, which consisted of $53,556,202 in net proceeds from the sale of shares of our common stock to the public in ATM offerings and proceeds from contributions to the employee stock purchase program (“ESPP”) of $417,546. During 2019, cash flows provided by financing activities were $28,394,948, which consisted of $23,319,156 in net proceeds from an offering of shares and warrants pursuant to a shelf registration statement, $4,557,693 in net proceeds from the sales of shares to the public in ATM offerings, proceeds from contributions to the ESPP of $457,362 and proceeds from the exercise of stock options of $400,103, offset by $339,366 in shares withheld for the payment of payroll taxes for the delivery of RSUs and PSUs.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, we may be exposed to certain market risks, such as interest rates. The annual impact of our results of operations of a 100 basis point interest rate change on December 31, 2020 would be minimal. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

Item 8. Financial Statements and Supplementary Data.

Energous Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Energous Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Energous Corporation (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Capital Transactions

Description of the Matter

As discussed in Note 7 to the financial statements, the Company sold shares and raised net proceeds of $53,556,202. The Company will rely on these proceeds to fund the Company’s operations for the near future.

Based on the significant dollar amount, significant disclosures and use of capital raises to fund its operations, capital transactions is considered to be a critical audit matter.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included the following. We reviewed terms and provisions of the At Market Issuance Sales Agreement. We tested the net proceeds raised, shares sold to underlying stock transfer documents and confirmed share amounts to stock transfer agent.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2013.

Melville, NY
March 24, 2021

Energous Corporation

BALANCE SHEETS

	As of
	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$50,729,661	$21,684,089
Accounts receivable, net	75,850	63,144
Prepaid expenses and other current assets	636,702	450,231
Total current assets	51,442,213	22,197,464
Property and equipment, net	402,711	626,524
Right-of-use lease assets	1,293,291	2,057,576
Other assets	1,610	2,410
Total assets	$53,139,825	$24,883,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,096,839	$1,671,519
Accrued expenses	1,576,287	2,063,097
Operating lease liabilities, current portion	825,431	722,291
Deferred revenue	12,000	12,000
Total current liabilities	3,510,557	4,468,907

Long-term liabilities:
Operating lease liabilities, long-term portion	576,762	1,402,193
Total liabilities	4,087,319	5,871,100

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at December 31, 2020 and December 31, 2019; no shares issued or outstanding	—	—
Common Stock, $0.00001 par value, 200,000,000 and 50,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; 61,292,412 and 33,203,806 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively.	614	333
Additional paid-in capital	344,024,638	282,153,201
Accumulated deficit	(294,972,746)	(263,140,660)
Total stockholders’ equity	49,052,506	19,012,874
Total liabilities and stockholders’ equity	$53,139,825	$24,883,974

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019
Revenue	$327,350	$200,143
Operating expenses:
Research and development	17,066,122	23,228,810
Sales and marketing	5,880,350	5,418,967
General and administrative	9,153,503	10,360,266
Cost of services revenue	126,539	—
Total operating expenses	32,226,514	39,008,043
Loss from operations	(31,899,164)	(38,807,900)
Other income (expense):
Interest income, net	71,212	416,274
Loss on disposal of property and equipment	(4,134)	(7,463)
Total other income	67,078	408,811
Net loss	$(31,832,086)	$(38,399,089)
Basic and diluted loss per common share	$(0.76)	$(1.27)
Weighted average shares outstanding, basic and diluted	41,639,916	30,262,642

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2019	26,526,303	$265	$243,111,741	$(224,741,571)	$18,370,435
Stock-based compensation - restricted stock units (“RSUs”)	—	—	10,190,211	—	10,190,211
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	368,021	—	368,021
Stock-based compensation - performance share units (“PSUs”)	—	—	88,348	—	88,348
Issuance of shares for RSUs	1,110,817	11	(11)	—	—
Shares withheld for payroll tax on RSUs	(1,329)	—	(10,207)	—	(10,207)
Shares withheld for payroll tax on PSUs	(44,481)	—	(329,159)	—	(329,159)
Shares returned	(38,666)	—	—	—	—
Exercise of stock options	80,201	1	400,102	—	400,103
Shares purchased from contributions to the ESPP	178,003	2	457,360	—	457,362
Issuance of shares and warrants in a private placement, net of $1,680,844 in issuance costs	3,333,333	33	23,319,123	—	23,319,156
Issuance of shares in an at-the-market ("ATM") placement, net of $339,081 in issuance costs	2,059,625	21	4,557,672	—	4,557,693
Net loss	—	—	—	(38,399,089)	(38,399,089)
Balance, December 31, 2019	33,203,806	333	282,153,201	(263,140,660)	19,012,874
Stock-based compensation - restricted stock units (“RSUs”)	—	—	7,656,857	—	7,656,857
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	329,461	—	329,461
Stock-based compensation - performance share units (“PSUs”)	—	—	(88,348)	—	(88,348)
Issuance of shares for RSUs	1,194,439	12	(12)	—	—
Shares purchased from contributions to the ESPP	275,312	3	417,543	—	417,546
Issuance of shares in an at-the-market ("ATM") placement, net of $1,545,139 in issuance costs	26,618,855	266	53,555,936	—	53,556,202
Net loss	—	—	—	(31,832,086)	(31,832,086)
Balance, December 31, 2020	61,292,412	$614	$344,024,638	$(294,972,746)	$49,052,506

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(31,832,086)	$(38,399,089)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	356,310	781,228
Stock based compensation	7,897,970	10,646,580
Change in operating lease right-of-use assets	764,285	786,342
Bad debt expense	21,377	35,000
Loss on disposal of property and equipment	4,134	7,463
Changes in operating assets and liabilities:
Accounts receivable	(34,083)	(53,594)
Prepaid expenses and other current assets	(186,471)	130,809
Other assets	800	—
Accounts payable	(574,680)	(189,866)
Accrued expenses	(486,810)	284,748
Operating lease liabilities	(722,291)	(662,766)
Deferred revenue	—	12,000
Net cash used in operating activities	(24,791,545)	(26,621,145)
Cash flows used in investing activities:
Purchases of property and equipment	(136,631)	(196,199)
Net cash used in investing activities	(136,631)	(196,199)
Cash flows from financing activities:
Net proceeds from the sales of common stock	—	23,319,156
Net proceeds from an at-the-market ("ATM") offerings	53,556,202	4,557,693
Proceeds from the exercise of stock options	—	400,103
Proceeds from contributions to employee stock purchase plan	417,546	457,362
Shares repurchased for tax withholdings on vesting of RSUs	—	(10,207)
Shares repurchased for tax withholdings on vesting of PSUs	—	(329,159)
Net cash provided by financing activities	53,973,748	28,394,948
Net increase in cash and cash equivalents	29,045,572	1,577,604
Cash and cash equivalents - beginning	21,684,089	20,106,485
Cash and cash equivalents - ending	$50,729,661	$21,684,089
Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$12	$11

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

Note 2 – Liquidity and Management Plans

During the years ended December 31, 2020 and 2019, the Company has recorded revenue of $327,350 and $200,143, respectively. The Company incurred a net loss of $31,832,086 and $38,399,089 for the years ended December 31, 2020 and 2019, respectively. Net cash used in operating activities was $24,791,545 and $26,621,145 for the years ended December 31, 2020 and 2019, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $53,556,202 during 2020 and $4,557,693 during the fourth quarter of 2019, along with payments received under product development projects.

As of December 31, 2020, the Company had cash on hand of $50,729,661. The Company expects that cash on hand as of December 31, 2020, together with anticipated revenues, will be sufficient to fund the Company’s operations into March 2022.

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

Use of Estimates continued

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

The Company’s revenue primarily consists of product development projects revenue and royalty revenue from Dialog. The Company also provides contract services for Dialog. During the year ended December 31, 2020, the Company recognized $197,350 in product development projects revenue, $0 in royalty revenue and $130,000 in contract services revenue. During the year ended December 31, 2019, the Company recognized $193,043 in product development projects revenue, $7,100 in royalty revenue and $0 in contract services revenue.

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

Note 3 – Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $17,066,122 and $23,228,810 for the years ended December 31, 2020 and 2019, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2020, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2020 and 2019. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 5,256,942 and 6,739,639 for the years ended December 31, 2020 and 2019, respectively, because their inclusion would be antidilutive.

Note 3 – Summary of Significant Accounting Policies, continued

Net Loss Per Common Share continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2020	2019
Warrants issued to private investors	3,284,789	3,938,802
Options to purchase common stock	550,985	550,985
RSUs	1,421,168	1,821,852
PSUs	—	428,000
Total potentially dilutive securities	5,256,942	6,739,639

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2020, through the date which the financial statements are issued.

Note 4 – Property and Equipment

Property and equipment are as follows:

	As of December 31,
	2020	2019
Computer software	$862,343	$917,499
Computer hardware	2,012,041	2,442,369
Furniture and fixtures	508,371	517,864
Leasehold improvements	776,563	776,563
	4,159,318	4,654,295
Less – accumulated depreciation	(3,756,607)	(4,027,771)
Total property and equipment, net	$402,711	$626,524

The Company currently uses the following expected life terms for depreciating property and equipment: computer software – 1-2 years, computer hardware – 3 years, furniture and fixtures – 7 years, leasehold improvements – remaining life of the lease.

The Company disposed of $631,608 and $1,205,962 in property and equipment during the years ended December 31, 2020 and 2019, respectively. Total depreciation and amortization expense of the Company’s property and equipment was $356,310 and $781,228 for the years ended December 31, 2020 and 2019, respectively.

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2020	2019
Accrued compensation	$1,246,151	$1,097,997
Accrued research and development	—	524,861
Accrued legal expenses	205,579	253,730
Other accrued expenses	124,557	186,509
Total	$1,576,287	$2,063,097

Note 6 – Commitments and Contingencies

Operating Leases

San Jose Lease

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

Note 6 – Commitments and Contingencies, continued

Operating Leases, continued

Costa Mesa Lease

On July 15, 2019, the Company signed a new lease agreement for the lease of office space in Costa Mesa, California for an additional two years. Upon expiration of the original lease on September 30, 2019, the new monthly lease payment starting October 1, 2019 was $9,773 and is subject to an annual escalation up to a maximum monthly lease payment of $10,200.

Operating Lease Commitments

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $414,426 and operating lease liabilities of $485,747, with no material cumulative effect adjustment to equity as of the date of adoption. The Company anticipates having future total lease payments of $1,447,668 during the period from the first quarter of 2021 to the third quarter of 2022. As of December 31, 2020, the Company has total operating lease right-of-use assets of $1,293,291, current portion operating lease liabilities of $825,431 and long-term portion of operating lease liabilities of $576,762. The weighted average remaining lease term is 1.7 years as of December 31, 2020.

The future minimum lease payments for leased locations are as follows:

For the Year Ended December 31,	Amount
2021	$863,199
2022	584,469
Total future lease payments	1,447,668
Present value discount (4% weighted average)	(45,475)
Total operating lease liabilities	$1,402,193

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

During the years ended December 31, 2020 and 2019, the Company recognized a total of $1,305,723 and $1,048,375, respectively, in expense under the Bonus Plan. As of December 31, 2020, $438,745 of the 2020 amount was not yet paid and is included in accrued expenses.

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

The Alliance Agreement has an initial term of seven years and will automatically renew annually thereafter unless terminated by either party upon 180 days’ prior written notice. The Company may terminate the Alliance Agreement at any time after the third anniversary of the Agreement upon 180 days’ prior written notice to Dialog, or if Dialog breaches certain exclusivity obligations. Dialog may terminate the Alliance Agreement if sales of Licensed Products do not meet specified targets. The Company Exclusivity Requirement will terminate upon the earlier of January 1, 2021 or the occurrence of certain events relating to the Company’s pre-existing exclusivity obligations. The Company Exclusivity Requirement renews automatically on an annual basis unless the Company and Dialog agree to terminate the requirement.

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

Financing

On August 9, 2018, the Company filed a shelf registration statement on Form S-3, which became effective on August 17, 2018. This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. Pursuant to this registration statement, in March 2019 the Company raised $23,319,156 (net of $1,680,844 in issuance costs) from an offering of shares of its common stock and warrants to purchase 1,666,666 shares of common stock at an exercise price of $10.00 per share. The Company also raised $4,557,693 (net of $339,081 in issuance costs) during the fourth quarter of 2019, $5,506,880 (net of $141,322 in issuance costs) during the first quarter of 2020 and $9,216,611 (net of $236,528 in issuance costs) during the second quarter of 2020, pursuant to this shelf registration statement.

On September 15, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on September 24, 2020, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to $75,000,000 of its common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $40,000,000 of its common stock that may be issued and sold under a sales agreement. The $40,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $75,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. Pursuant to this shelf registration statement, the Company sold shares which raised net proceeds of $38,832,711 (net of $1,167,289 in issuance costs) during the third and fourth quarter of 2020.

Note 7 – Stockholders’ Equity continued

Common Stock Outstanding

Our outstanding common shares typically include shares that are deemed delivered under US GAAP. Shares that are deemed delivered currently include shares that have vested, but have not yet been delivered, under tax-deferred equity awards, as well as shares purchased under our Employee Stock Purchase Program (“ESPP”) where actual transfer of shares normally occurs a few days after the completion of the purchase periods. There are no voting rights for shares that are deemed delivered under US GAAP until the actual delivery of shares takes place. On July 24, 2020, the stockholders of the Company approved an increase of common shares authorized from 50,000,000 shares to 200,000,000 shares.

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

As of December 31, 2020, 1,867,169 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2014 Non-employee Equity Compensation Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 800,000 shares, bringing to 1,650,000 the total number of shares approved for issuance under that plan.

As of December 31, 2020, 998,971 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 700,000 shares, bringing to 3,410,104 the total number of shares approved for issuance under that plan.

As of December 31, 2020, 2,131,951 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

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

As of December 31, 2020, 139,276 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

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

As of December 31, 2020, 140,438 shares of common stock remain eligible to be issued under the ESPP. For the year ended December 31, 2020, eligible employees contributed $417,546 through payroll deductions to the ESPP and 275,312 shares were deemed delivered for the year ended December 31, 2020. For the year ended December 31, 2019, eligible employees contributed $457,362 through payroll deductions to the ESPP and 178,003 shares were deemed delivered for the year ended December 31, 2019.

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2020	550,985	$5.67	4.3	$2,538
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2020	550,985	$5.67	3.2	$3,384
Exercisable at December 31, 2020	550,985	$5.67	3.2	$3,384

As of December 31, 2020, the unamortized value of options was $0.

The aggregate intrinsic value of options exercised was $0 and $55,940 for the years ended December 31, 2020 and 2019, respectively.

No options were granted during the years ended December 31, 2020 and 2019.

Note 8 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2020, the Compensation Committee of the Board (“Compensation Committee”) granted various employees RSUs under which the holders have the right to receive an aggregate 674,656 shares of common stock. The majority of these awards, granted under the 2013 Equity Incentive Plan, vest over terms ranging from two to four years.

During the year ended December 31, 2020, the Compensation Committee granted various directors and consultants RSUs under which the holders have the right to receive an aggregate 142,953 shares of common stock. These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards granted vest over terms from one to three years.

During the year ended December 31, 2020, the Compensation Committee granted employees RSUs under which the holders have the right to receive 187,500 shares of common stock. The awards, granted under the 2017 Equity Inducement Plan, vest over four years beginning on the anniversary of the grant date.

In accordance with ASC 505-50, the Company estimates the fair value of the unvested portion of the RSU award each reporting period using the closing price of the Company’s common stock.

At December 31, 2020, the unamortized value of the RSUs was $4,467,049. The unamortized amount will be expensed over a weighted average period of 1.3 years. A summary of the activity related to RSUs for the year ended December 31, 2020 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	1,821,852	$10.05
RSUs granted	1,005,109	$1.68
RSUs forfeited	(211,354)	$7.82
RSUs vested	(1,194,439)	$7.71
Outstanding at December 31, 2020	1,421,168	$6.43

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s revenue, market capitalization or market share price of the common stock.

During the year ended December 31, 2020, the Compensation Committee granted various employees PSUs under which the holders have the right to receive an aggregate 267,677 shares of common stock. These awards were granted under the 2015 Performance Share Unit Plan. The awards granted vest upon achievement of Company-wide revenue goals.

Compensation expense amortization for all PSU awards was $(88,348) and $88,348 for the years ended December 31, 2020 and 2019, respectively.

Note 8 – Stock Based Compensation, continued

Performance Share Units (“PSUs”), continued

At December 31, 2020, the unamortized value of all PSUs was $0. A summary of the activity related to PSUs for the year ended December 31, 2020 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	428,000	$2.09
PSUs granted	267,677	$1.27
PSUs forfeited	(695,677)	$1.77
PSUs vested	—	$—
Outstanding at December 31, 2020	—	$—

Employee Stock Purchase Plan (“ESPP”)

During the years ended December 31, 2020 and 2019, there were two offering periods per year for the ESPP. The first offering period started on January 1 of each year and concluded on June 30 of each year. The second offering period started on July 1 of each year and concluded on December 31 of each year.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $1.18 and $2.02 during the years ended December 31, 2020 and 2019, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized stock-based compensation expense for the plan of $329,461 and $368,021 for the years ended December 31, 2020 and 2019, respectively.

The Company estimated the fair value of the purchase options granted during the years ended December 31, 2020 and 2019 using the Black-Scholes option pricing model. The fair values of the purchase options granted were estimated using the following assumptions:

For the Year Ended December 31, 2020
Stock price range	$1.77 – 2.96
Dividend yield	0%
Expected volatility range	61 – 182%
Risk-free interest rate range	0.17 – 1.57%
Expected life	6 months

For the Year Ended December 31, 2019
Stock price range	$4.27 – 5.79
Dividend yield	0%
Expected volatility range	83 – 96%
Risk-free interest rate range	2.10 – 2.53%
Expected life	6 months

Note 8 – Stock Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
RSUs	$7,656,857	$10,190,211
PSUs	(88,348)	88,348
ESPP	329,461	368,021
Total	$7,897,970	$10,646,580

The total amount of stock-based compensation was reflected within the statements of operations as:

	For the Years Ended December 31,
	2020	2019
Research and development	$3,933,292	$5,419,627
Sales and marketing	1,504,724	1,561,319
General and administrative	2,459,954	3,665,634
Total	$7,897,970	$10,646,580

Note 9 – Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax refunds, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. The CARES Act has an immaterial impact on the Company’s income taxes.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.  The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of December 31, 2020, the Company has recorded a full valuation allowance.

Note 9 – Income Taxes, continued

As of December 31, 2020 and 2019, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31,
	2020	2019
Deferred tax assets:
Research and development tax credits	$8,371,302	$7,390,441
Net operating loss carryovers	57,563,810	47,460,988
Property and equipment	219,461	241,000
Research and development costs	12,578,612	15,083,114
Start-up and organizational costs	540	618
Stock-based compensation	4,041,136	3,420,667
Operating lease liability	245,811	594,507
Other accruals	270,912	276,512
Total gross deferred tax assets	83,291,584	74,467,847
Less: valuation allowance	(82,929,675)	(73,892,063)
Total deferred tax assets	361,909	575,784
Deferred tax liabilities:
Operating lease right-of-use asset	(361,909)	(575,784)
Total deferred tax liabilities	(361,909)	(575,784)
Total deferred taxes, net	$—	$—

The change in the Company’s valuation allowance is as follows:

	2020	2019
January 1,	$73,892,063	$63,349,287
Increase in valuation allowance	9,037,612	10,542,776
December 31,	$82,929,675	$73,892,063

The Company has federal and state net operating loss carryforwards of approximately $205,474,000 and $206,403,000, respectively, available to offset future taxable income. The federal and state NOL carryforwards will expire at various dates beginning in 2034. The Company has federal and state research and development tax credit carryforwards of approximately $5,092,000 and $4,151,000, respectively. The federal R&D credit carryforwards will expire beginning in 2033 and state R&D credit carryforwards do not expire. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company. Although management believes that the Company may have sufficient future taxable income to absorb the net operating loss carryforwards and research and development tax credit carryforwards before the expiration of the carryforward period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2020 and 2019.

Note 9 – Income Taxes, continued

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryforwards when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryforward. The Company completed a Section 382 analysis as of December 31, 2020 and determined that none of its NOLs or R&D credits would be limited.

	For the Year Ended December 31,
	2020	2019
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes	(6.7)	(5.7)
Permanent differences:
Stock-based compensation	3.6	3.1
Meals and entertainment	—	0.1
Executive compensation	(1.2)	1.0
True-up of federal deferred taxes	—	(1.3)
True-up of state deferred taxes	0.1	(0.1)
Change in effective tax rate	(0.1)	—
Research and development tax credit, federal	(2.0)	(2.1)
Research and development tax credit, state	(1.3)	(1.4)
Increase in valuation allowance, federal	20.6	20.2
Increase in valuation allowance, state	8.0	7.2
Effective income tax rate	0.0%	0.0%

Note 10 – Related Party Transactions

In November 2016, the Company and Dialog entered into an alliance agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 6 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of December 31, 2020, none of the warrants remain outstanding. Dialog presently owns approximately 2.8% of the Company’s outstanding common shares. The Company recorded $0 and $7,100 in royalty revenue for the years ended December 31, 2020 and 2019, respectively, pursuant to the Strategic Alliance Agreement. Additionally, the Company recorded $130,000 and $0 in contract services revenue during the years ended December 31, 2020 and 2019, respectively. The Company also recorded related expenses of $126,539 and $0 in cost of services revenue during the years ended December 31, 2020 and 2019, respectively.

Note 11 – Unaudited Quarterly Financial Information

Summarized quarterly information for the years ended December 31, 2020 and 2019 is listed below:

	For the quarter ended
	March 31	June 30	September 30	December 31
2020
Revenue	$61,475	$114,375	$61,500	$90,000
Operating expenses	$8,715,150	$8,327,015	$7,621,558	$7,562,791
Net loss	$(8,597,736)	$(8,204,666)	$(7,556,837)	$(7,472,847)
Loss per share, basic and diluted	$(0.25)	$(0.20)	$(0.18)	$(0.15)

2019
Revenue	$66,500	$47,500	$40,500	$45,643
Operating expenses	$11,162,041	$9,994,156	$8,342,569	$9,509,277
Net loss	$(11,019,468)	$(9,803,996)	$(8,184,227)	$(9,391,398)
Loss per share, basic and diluted	$(0.39)	$(0.32)	$(0.27)	$(0.29)

Note 12 – Customer Concentration

Three customers accounted for approximately 66% of the Company’s revenue for the year ended December 31, 2020 and four customers accounted for approximately 52% of the Company’s revenue for the year ended December 31, 2019. Four customers accounted for approximately 92% of the Company’s accounts receivable balance as of December 31, 2020. Four customers accounted for nearly 100% of the Company’s accounts receivable balance as of December 31, 2019.

Note 13 – Subsequent Event

On February 8, 2021, Renesas Electronics Corporation announced the planned acquisition of Dialog Semiconductor Corporation. The Company has a strategic agreement with Dialog (see Note 6 – Commitments and Contingencies, Strategic Alliance Agreement).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the board of directors.

Based on their evaluation as of December 31, 2020, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management, under the supervision of and with the participation of the principal executive and principal financial and accounting officers, have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

For the year ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2021 Annual Meeting of Stockholders: “Executive Compensation,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance Principles and Board Matters,” and “The Board of Directors and its Committees.”

Item 11. Executive Compensation

Additional information required under this item is incorporated by reference to the following sections of our proxy statement for our 2021 Annual Meeting of Stockholders: “Executive Compensation,” and “The Board of Directors and its Committees.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2021 Annual Meeting of Stockholders: “Executive Compensation” and “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2021 Annual Meeting of Stockholders: “Certain Relationships and Related Person Transactions” and “Corporate Governance Principles and Board Matters.”

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2021 Annual Meeting of Stockholders: “Independent Registered Public Accounting Firm Fees and Services” and “Pre-Approval Policies and Procedures.”

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

3.1

Second Amended and Restated Certificate of Incorporation of Energous Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020)

3.2

Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No.  1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)

4.1

Specimen Certificate representing shares of common stock of Energous Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)

4.2	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2019)

4.3

Description of The Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934  (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2020)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.2	Energous Corporation 2013 Equity Incentive Plan, as amended May 26, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2020)*

10.3

Form of stock option award under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.4

Form of Non-Statutory Option Award (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

10.5	2014 Non-Employee Equity Compensation Plan, as amended May 26, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2020)*

10.6

Form of stock option award under 2014 Non-Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)*

10.7

Offer Letter effective as of July  14, 2014 between Energous Corporation and Cesar Johnston (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.8

Form of Restricted Stock Unit Award Agreement effective as of August  14, 2014 between Energous Corporation and Cesar Johnston (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.9	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2015)*

10.10	Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2015)*

10.11

Amended and Restated Executive Employment Agreement dated as of April 3, 2015 between the Company and Stephen R. Rizzone (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2015)*

Exhibit No.	Description of Document

10.12	Energous Corporation Employee Stock Purchase Plan, as amended May 26, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2020)*

10.13	Energous Corporation Performance Share Unit Plan, as amended May 26, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 28, 2020)*

10.14	Energous Corporation Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2015)

10.15	Brian Sereda Offer Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2015)*

10.16

Securities Purchase Agreement between the Company and Ascend Legend Master Fund, Ltd., dated August 9, 2016 + (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

10.17

Amendment No. 1 to Securities Purchase Agreement between the Company and Ascend Legend Master Fund, Ltd., dated August  12, 2016 ** (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

10.18

Strategic Alliance Agreement between the Company and Dialog Semiconductor (UK) Ltd., dated November 6, 2016 ** (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

10.19

Securities Purchase Agreement between the Company and Dialog Semiconductor (UK) Ltd., dated November  6, 2016 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

10.20

Securities Purchase Agreement between the Company and Dialog Semiconductor (UK) Ltd., dated June  28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.21

Amended and Restated Warrant to Purchase Common Stock between the Company and Emily T Fairbairn Roth IRA, dated October 6, 2017 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.22

Amended and Restated Warrant to Purchase Common Stock between the Company and Malcom P Fairbairn Roth IRA, dated October 6, 2017 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.23	Energous Corporation 2017 Equity Inducement Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.24

Offer Letter effective as of October 9, 2014 between Energous Corporation and Neeraj Sahejpal* (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.25	Form of Severance and Change in Control Agreement* (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.26	Energous Corporation MBO Plan* (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.27	Service Continuation Agreement between Energous Corporation and Michael Leabman (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2018)

10.28	Non-Employee Director Compensation Policy, as mended October 9, 2020* (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2020)

Exhibit No.	Description of Document

10.29

Form of Securities Purchase Agreement among Energous Corporation and certain investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2019)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

23.1	Consent of Marcum LLP +

24.1	Power of Attorney (included on signature page) +

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 +

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 +

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

101.INS	Inline XBRL Instance Document +

101.SCH	Inline XBRL Taxonomy Extension Schema Document +

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document +

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
*	Indicates a management contract or any compensatory plan, contract or arrangement.
+	Filed herewith.
**	Registrant has omitted portions of the referenced exhibit and submitted such exhibit separately with a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energous Corporation

Dated: March 24, 2021	By:	/s/ Stephen R. Rizzone
Stephen R. Rizzone
President, Chief Executive Officer (Principal Executive Officer) and Director

Dated: March 24, 2021	By:	/s/ Brian Sereda
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

Signatures	Title	Date

/s/ Stephen R. Rizzone	President, Chief Executive Officer (Principal Executive Officer) and Director	March 24, 2021
Stephen R. Rizzone

/s/ Dan Fairfax	Director and Chairman	March 24, 2021
Dan Fairfax

/s/ Reynette Au	Director	March 24, 2021
Reynette Au

/s/ Michael Noonen	Director	March 24, 2021
Michael Noonen

/s/ Rahul Patel	Director	March 24, 2021
Rahul Patel

/s/ Sheryl Wilkerson	Director	March 24, 2021
Sheryl Wilkerson

/s/ Brian Sereda	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2021
Brian Sereda