Form 10-Q
period 2021-03-31
Energous Corp
filed 2021-05-17
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

As of May 12, 2021, there were 61,939,578 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energous Corporation

BALANCE SHEETS

	As of
	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,758,397	$50,729,661
Accounts receivable	156,775	75,850
Prepaid expenses and other current assets	742,193	636,702
Total current assets	45,657,365	51,442,213

Property and equipment, net	449,664	402,711
Operating lease right-of-use assets	1,097,377	1,293,291
Other assets	1,610	1,610
Total assets	$47,206,016	$53,139,825
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,450,767	$1,096,839
Accrued expenses	1,756,286	1,576,287
Operating lease liabilities, current portion	805,557	825,431
Deferred revenue	17,000	12,000
Total current liabilities	4,029,610	3,510,557

Operating lease liabilities, long-term portion	386,424	576,762
Total liabilities	4,416,034	4,087,319

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued or outstanding	–	–
Common Stock, $0.00001 par value, 200,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 61,919,824 and 61,292,412 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	620	614
Additional paid-in capital	346,287,871	344,024,638
Accumulated deficit	(303,498,509)	(294,972,746)
Total stockholders’ equity	42,789,982	49,052,506
Total liabilities and stockholders’ equity	$47,206,016	$53,139,825

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenue	$145,065	$61,475
Operating expenses:
Research and development	4,591,244	4,575,303
Sales and marketing	1,794,212	1,447,909
General and administrative	2,287,396	2,652,394
Cost of services revenue	–	39,544
Total operating expenses	8,672,852	8,715,150
Loss from operations	(8,527,787)	(8,653,675)
Other income:
Interest income	2,024	55,939
Total other income	2,024	55,939
Net loss	$(8,525,763)	$(8,597,736)
Basic and diluted loss per common share	$(0.14)	$(0.25)
Weighted average shares outstanding, basic and diluted	61,567,003	34,816,553

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	61,292,412	$614	$344,024,638	$(294,972,746)	$49,052,506
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,088,910	–	2,088,910
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	57,316	–	57,316
Issuance of shares for RSUs	627,412	6	(6)	–	–
Proceeds from contributions to the ESPP	–	–	117,013	–	117,013
Net loss	–	–	–	(8,525,763)	(8,525,763)
Balance March 31, 2021 (unaudited)	61,919,824	620	346,287,871	(303,498,509)	42,789,982

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	33,203,806	$333	$282,153,201	$(263,140,660)	$19,012,874
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,321,820	–	2,321,820
Stock-based compensation - performance share units ("PSUs")	-	-	(88,348)	-	(88,348)
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	42,827	–	42,827
Issuance of shares for RSUs	396,559	4	(4)	–	–
Proceeds from contributions to the ESPP	–	–	113,059	–	113,059
Issuance of shares in an at-the-market ("ATM") offering, net of $141,322 in issuance costs	4,351,652	44	5,506,836	–	5,506,880
Net loss	–	–	–	(8,597,736)	(8,597,736)
Balance, March 31, 2020 (unaudited)	37,952,017	$381	$290,049,391	$(271,738,396)	$18,311,376

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,525,763)	$(8,597,736)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	64,774	121,699
Stock based compensation	2,146,226	2,276,299
Changes in operating lease right-of-use assets	195,914	188,445
Bad debt expense	–	33,000
Changes in operating assets and liabilities:
Accounts receivable	(80,925)	(29,029)
Prepaid expenses and other current assets	(105,491)	98,212
Accounts payable	353,928	(633,268)
Accrued expenses	179,999	(628,052)
Operating lease liabilities	(210,212)	(169,681)
Deferred revenue	5,000	–
Net cash used in operating activities	(5,976,550)	(7,340,111)
Cash flows from investing activities:
Purchases of property and equipment	(111,727)	–
Net cash used in investing activities	(111,727)	–
Cash flows from financing activities:
Net proceeds from the sales of common stock	–	5,506,880
Proceeds from contributions to employee stock purchase plan	117,013	113,059
Net cash provided by financing activities	117,013	5,619,939
Net decrease in cash and cash equivalents	(5,971,264)	(1,720,172)
Cash and cash equivalents - beginning	50,729,661	21,684,089
Cash and cash equivalents - ending	$44,758,397	$19,963,917
Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$6	$4

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

Note 2 – Liquidity and Management Plans

During the three months ended March 31, 2021 and 2020, the Company recorded revenue of $145,065 and $61,475, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded a net loss of $8,525,763 and $8,597,736, respectively. Net cash used in operating activities was $5,976,550 and $7,340,111 for the three months ended March 31, 2021 and 2020, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $53,556,202 during 2020, along with payments received from customers.

As of March 31, 2021, the Company had cash on hand of $44,758,397. The Company expects that cash on hand as of March 31, 2021, together with anticipated revenues, will be sufficient to fund the Company’s operations into May 2022.

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

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2020 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 24, 2021.  The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the Company’s December 31, 2020 audited financial statements.

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

The Company’s revenue primarily consists of product development projects revenue and royalty revenue from Dialog. The Company also provides contract services for Dialog. During the three months ended March 31, 2021, the Company recognized $145,065 in product development projects revenue, $0 in royalty revenue and $0 in contract services revenue. During the three months ended March 31, 2020, the Company recognized $20,850 in product development projects revenue, $0 in royalty revenue and $40,625 in contract services revenue.

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

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $4,591,244 and $4,575,303 for the three months ended March 31, 2021 and 2020, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2021, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2021 or 2020. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 7,137,741 and 7,206,004 for the three months ended March 31, 2021 and 2020, respectively, because their inclusion would be anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2021	2020
Warrant issued to private investors	3,284,789	3,938,802
Options to purchase common stock	550,985	550,985
RSUs	1,851,254	2,048,540
PSUs	1,450,713	667,677
Total potentially dilutive securities	7,137,741	7,206,004

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740),” Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions under Topic 740 and improves consistent application by clarifying and amending existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2020. The Company adopted this standard, and the adoption did not have a material impact on its financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2021, through the date which the financial statements are available to be issued.

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

Operating Lease Commitments

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $414,426 and operating lease liabilities of $485,747, with no material cumulative effect adjustment to equity as of the date of adoption. The Company anticipates having future total lease payments of $1,224,876 during the period from the second quarter of 2021 to the third quarter of 2022. As of March 31, 2021, the company has total operating lease right-of-use assets of $1,097,377, current portion operating lease liabilities of $805,557 and long-term portion of operating lease liabilities of $386,424. The weighted average remaining lease term is 1.4 years as of March 31, 2021.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of March 31, 2021 is as follows:

Amount
(unaudited)
2021	640,407
2022	584,469
Total future lease payments	1,224,876
Present value discount (4% weighted average)	(32,895)
Total operating lease liabilities	1,191,981

Hosted Design Software Agreement

On June 25, 2015, the Company entered into a three-year agreement to license electronic design automation software in a hosted environment. Pursuant to the agreement, under which services began July 2015, the Company is required to remit quarterly payments in the amount of approximately $101,000 with the last payment due March 30, 2018. On December 18, 2015, the agreement was amended to redefine the hardware and software configuration and the quarterly payments increased to approximately $198,000. In July 2018, the Company renewed the agreement for an additional three years, and the Company is required to remit quarterly payments of approximately $218,000. The current subscription term expires on June 23, 2021.

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

During the three months ended March 31, 2021, the Company accrued $391,578 in expense under the Bonus Plan, which will be paid during the second quarter of 2021. During the three months ended March 31, 2020, the Company accrued $284,591 in expense, which was paid during the second quarter of 2020.

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

On September 15, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on September 24, 2020, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to $75,000,000 of its common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and an at-the-market (“ATM”) sales agreement prospectus supplement covering the offering, or the ATM Program, issuance and sale by the Company of up to a maximum aggregate offering price of $40,000,000 of its common stock that may be issued and sold under that certain sales agreement. The $40,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $75,000,000 of the Company’s securities that may be offered, issued and sold by the Company under the base prospectus. Pursuant to this shelf registration statement, the Company sold shares which raised net proceeds of $38,832,711 (net of $1,167,289 in issuance costs) during the third and fourth quarters of 2020. The ATM Program was completed as of the end of 2020 and no further securities were sold during the three months ended March 31, 2021.

Common Stock Outstanding

Our outstanding common shares typically include shares that are deemed delivered under US GAAP. Shares that are deemed delivered currently include shares that have vested, but have not yet been delivered, under tax-deferred equity awards, as well as shares purchased under our Employee Stock Purchase Program (“ESPP”) where actual transfer of shares normally occurs a few days after the completion of the purchase periods. There are no voting rights for shares that are deemed delivered under US GAAP until the actual delivery of shares takes place. On July 24, 2020, the stockholders of the Company approved an increase of the authorized share capital of the Company from 50,000,000 to 200,000,000 shares of common stock.

Note 6 – Stock-Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2013 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,200,000 shares, bringing to 7,285,967 the total number of shares approved for issuance under that plan.

As of March 31, 2021, 930,611 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

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

Note 6 – Stock-Based Compensation, continued

Equity Incentive Plans, continued

As of March 31, 2021, 873,971 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 700,000 shares, bringing to 3,410,104 the total number of shares approved for issuance under that plan.

As of March 31, 2021, 681,238 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

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

As of March 31, 2021, 143,336 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

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

As of March 31, 2021, 140,438 shares of common stock remain eligible to be issued under the ESPP. Employees contributed $117,013 through payroll withholdings as of March 31, 2021 to the ESPP for the current offering period that will end on June 30, 2021 and shares will be deemed delivered on that date.

Note 6 – Stock-Based Compensation, continued

Stock Option Activity

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2021	550,985	$5.67	3.2	$3,384
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at March 31, 2021	550,985	$5.67	2.9	$78,694
Exercisable at January 1, 2021	550,985	$5.67	3.2	$3,384
Vested	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Exercisable at March 31, 2021	550,985	$5.67	2.9	$78,694

As of March 31, 2021, the unamortized value of options was $0.

Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2021, the Compensation Committee granted various employees RSUs covering 941,635 shares of common stock under the 2013 Equity Incentive Plan. The awards vest over terms ranging from two to three years.

During the three months ended March 31, 2021, the Compensation Committee and the Board of Directors granted various non-employees RSUs covering 125,000 shares of common stock under the 2014 Non-employee Equity Compensation Plan. The awards vest over one year.

As of March 31, 2021, the unamortized value of the RSUs was $6,355,220. The unamortized amount will be expensed over a weighted average period of 1.6 years. A summary of the activity related to RSUs for the three months ended March 31, 2021 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	1,421,168	$6.43
RSUs granted	1,066,635	$3.81
RSUs forfeited	(9,137)	$9.97
RSUs vested	(627,412)	$7.33
Outstanding at March 31, 2021	1,851,254	$4.60

Note 6 – Stock-Based Compensation, continued

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s revenue, market capitalization or market share price of the common stock.

During the three months ended March 31, 2021, the Compensation Committee of the Board of Directors granted various employees PSUs covering 1,450,713 shares of common stock under the Company’s 2015 Performance Share Unit Plan.

Amortization for all PSU awards was $0 and $(88,348) for the three months ended March 31, 2021 and 2020, respectively.

A summary of the activity related to PSUs for the three months ended March 31, 2021 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	–	$–
PSUs granted	1,450,713	4.51
PSUs forfeited	–	–
PSUs vested	–	–
Outstanding at March 31, 2021	1,450,713	4.51

Employee Stock Purchase Plan (“ESPP”)

The current offering period under the ESPP started on January 1, 2021 and will conclude on June 30, 2021. During the year ended December 31, 2020, there were two offering periods. The first offering period began January 1, 2020 and concluded on June 30, 2020. The second offering period began on July 1, 2020 and concluded on December 31, 2020.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $0.75 and $0.57 for the three months ended March 31, 2021 and 2020, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $57,316 and $42,827 for the three months ended March 31, 2021 and 2020, respectively.

The Company estimated the fair value of ESPP purchase options granted during the three months ended March 31, 2021 and 2020 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Stock price	$1.80	$1.77
Dividend yield	0%	0%
Expected volatility	95%	61%
Risk-free interest rate	0.09%	1.57%
Expected life	6 months	6 months

Note 6 – Stock-Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
RSUs	2,088,910	$2,321,820
PSUs	–	(88,348)
ESPP	57,316	42,827
Total	$2,146,226	$2,276,299

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended September 30,
	2021	2020
Research and development	$1,149,277	$1,100,978
Sales and marketing	448,947	364,458
General and administrative	548,002	810,863
Total	$2,146,226	$2,276,299

Note 7 – Related Party Transactions

In November 2016, the Company and Dialog entered into an alliance agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of March 31, 2021, none of the warrants remain outstanding. As of March 31, 2021, Dialog owns approximately 2.8% of the Company’s outstanding common shares. The Company recorded $0 and $0 for the three months ended March 31, 2021 and 2020, respectively, in royalty revenue. Additionally, the Company recorded $0 and $40,625 in contract services revenue performed by Dialog during the three months ended March 31, 2021 and 2020. The Company recorded $0 and $39,544 in cost of services revenue associated with contract services performed for Dialog during the three months ended March 31, 2021 and 2020, respectively.

Note 8 – Customer Concentrations

One customer accounted for approximately 69% of the Company’s revenue for the three months ended March 31, 2021, and two customers accounted for approximately 82% of the Company’s revenue for the three months ended March 31, 2020. One customer accounted for approximately 64% of the accounts receivable balance as of March 31, 2021. Four customers accounted for approximately 92% of the accounts receivable balance as of December 31, 2020.

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

We sell evaluation kits to potential customers of our technology, to allow their respective engineering and product management departments to test and evaluate the technology. Our customers’ product development, technology integration and product introduction cycles occur over multiple quarters and generally span a period of more than a year to two years and can elapse before first evaluation and final shipment of the customer’s product. Once our customers begin to sell products to end customers that incorporate our technology, we would expect the commercialization cycle to shorten over time as the technology matures and market acceptance grows.

We maintain exclusive rights to all intellectual property in our technology. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of May 10, 2021, the Energous IP portfolio contained 236 awarded patents in the United States, which are organized along five (5) critical paths to implementation that we believe a competitor may have to navigate to commercialize WPT technology. The paths are: Processing Algorithms, Antenna Designs, Transmitter and Receiver ASICs, Other Software Controls (e.g., Bluetoothâ Management and Hardware (e.g., Board Layout). In addition to the inventions covered by these patents, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and pursue those that we believe are most protective for our business and expand the core value of the Company.

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

The pandemic of COVID-19 has delayed adoption of our technology by potential customers who temporarily shut down their workforce and supply chain based in China, and who continue to evaluate their future prospects and business models, including partnerships with us. For example, in one case, the pandemic delayed the spring launch of a new product that incorporates our technology. Further delays in this or other products could result from the ongoing pandemic.  These changes are due in part to changes in how business is conducted as a result of the pandemic, including state executive orders, local shelter-in-place orders, government-imposed quarantines and work-from-home policies in China, the United States, and elsewhere. We have implemented work-from-home policies for our employees that will likely be in place through the end of the year and possibly longer. The effects of state executive orders, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies  could negatively impact productivity, disrupt our research and development or other operations, and delay the planned launch of our customers’ new products that incorporate our technology, the magnitude of which will depend, in part, on the length and severity of the continuing restrictions and other limitations on our ability to conduct our business in the ordinary course.  Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity are still uncertain as of the date of this report.

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

Three Months Ended March 31, 2021 and 2020

Revenue.  During the three months ended March 31, 2021 and 2020, we recorded revenue of $145,065 and $61,475, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing, general and administrative expenses and cost of services revenue. Losses from operations for the three months ended March 31, 2021 and 2020 were $8,527,787 and $8,653,675, respectively.

Research and Development Costs.  Research and development costs were $4,591,244 and $4,575,303, respectively, for the three months ended March 31, 2021 and 2020. The increase of $15,941 is primarily due to a $182,294 increase in compensation, consisting of a $133,995 increase in payroll costs and a $48,299 increase in stock-based compensation, a $40,368 increase in consulting and third party services expense, a $20,870 increase in regulatory testing and a $20,286 increase in regulatory legal costs, partially offset by a $64,807 decrease in legal costs pertaining to patent and intellectual property management, a $64,351 decrease in allocated rent, a $56,585 decrease in depreciation, a $36,917 decrease in engineering supplies, components and chip development costs due to project timing and a $31,150 decrease in travel expense due to a reduction in travel, meals and entertainment as a result of COVID-19 restrictions.

Sales and Marketing Costs.  Sales and marketing costs for the three months ended March 31, 2021 and 2020 were $1,794,212 and $1,447,909, respectively. The increase of $346,303 is primarily due to a $379,486 increase in compensation, consisting of a $294,997 increase in payroll costs from a higher headcount within the department and an $84,489 increase in stock-based compensation, and a $54,514 increase in engineering supplies used by the sales and marketing staff for customer demonstrations, partially offset by a $54,505 decrease in tradeshow expense and a $20,238 decrease in consulting, public relations and third party services expense.

General and Administrative Expenses.  General and administrative costs for the three months ended March 31, 2021 and 2020 were $2,287,396 and $2,652,394, respectively. The decrease of $364,998 is primarily due to a $177,284 decrease in compensation, consisting of a $262,861 decrease in stock-based compensation as a result of having fewer outstanding equity awards after the retirement of three board members during the previous year, offset by an $85,577 increase in payroll costs, a $193,825 decrease in accounting and auditing fees, a $40,682 decrease in travel, meals and entertainment as a result of COVID-19 restrictions and a $37,678 decrease in consulting expense, partially offset by an $83,894 increase in insurance premiums.

Interest Income. Interest income for the three months ended March 31, 2021 was $2,024 as compared to interest income of $55,939 for the three months ended March 31, 2020. The decrease of $53,915 is primarily due to lower savings interest rates.

Net Loss. As a result of the above, net loss for the three months ended March 31, 2021 was $8,525,763 as compared to $8,597,736 for the three months ended March 31, 2020.

Liquidity and Capital Resources

During the three months ended March 31, 2021 and 2020, we recorded revenue of $145,065 and $61,475, respectively. We incurred net losses of $8,525,763 and $8,597,736 for the three months ended March 31, 2021 and 2020, respectively. Net cash used in operating activities was $5,976,550 and $7,340,111 for the three months ended March 31, 2021 and 2020, respectively. We are currently meeting our liquidity requirements through the proceeds from securities offerings that raised net proceeds of $53,556,202 during 2020, along with payments received from customers.

We believe our current cash on hand, together with anticipated revenues and funds raised from the at-the-market (“ATM”) finance offering will be sufficient to fund our operations into May 2022. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we may pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing would be available on terms that we would find acceptable, or at all.

During the three months ended March 31, 2021, cash flows used in operating activities were $5,976,550, consisting of a net loss of $8,525,763, less non-cash expenses aggregating $2,406,914 (principally stock-based compensation of $2,146,226, decrease in amortization of operating lease right-of-use assets of $195,914 and depreciation and amortization expense of $64,774), a $210,212 decrease in operating lease liabilities, a $105,491 increase in prepaid expenses and other current assets and an $80,925 increase in accounts receivable, partially offset by a $353,928 increase in accounts payable and a $179,999 increase in accrued expenses.

During the three months ended March 31, 2020, cash flows used in operating activities were $7,340,111, consisting of a net loss of $8,597,736, less non-cash expenses aggregating $2,619,443 (principally stock-based compensation of $2,276,299, decrease in amortization of operating lease right-of-use assets of $188,445 and depreciation and amortization expense of $121,699), a $633,268 decrease in accounts payable, a $628,052 decrease in accrued expenses and a $169,681 decrease in operating lease liabilities, partially offset by a $98,212 decrease in prepaid expenses and other current assets.

During the three months ended March 31, 2021 and 2020, cash flows used in investing activities were $111,727 and $0, respectively. The cash used in investing activities for the three months ended March 31, 2021 consisted of the purchase of new testing equipment and engineering software.

During the three months ended March 31, 2021, cash flows provided by financing activities were $117,013, which consisted of $117,013 in proceeds from contributions to the ESPP. During the three months ended March 31, 2020, cash flows provided by financing activities were $5,619,939, which consisted of $5,506,880 in net proceeds from the sale of shares of our common stock to the public in an ATM offering and $113,059 in proceeds from contributions to the ESPP.

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

Off Balance Sheet Transactions

As of March 31, 2021, we did not have any off-balance sheet transactions.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended March 31, 2021. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2020 for a discussion of our exposure to market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of March 31, 2021, our principal executive and principal financial officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of March 31, 2021, we had an accumulated deficit of approximately $303 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

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

Any outbreaks of contagious diseases and other adverse public health developments in countries where we, our customers and suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. For example, COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, manufacturing restrictions, declarations of states of emergency, business shutdown and restrictions on the movement of employees in China, the United States and many other countries. A majority of our potential customers have a significant dependence on the Chinese manufacturing and supply chain infrastructure. We believe the COVID-19 pandemic has delayed adoption of our technology by potential customers who temporarily shut down their workforce and supply chain based in China. In the United States, COVID-19 has resulted in travel and other restrictions in order to reduce the spread of the disease, including executive orders in California and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. As a result of these developments, we have implemented work-from-home policies for our employees that will likely be in place until at least the second half of 2021. The effects of state executive orders, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies could negatively impact productivity, disrupt our research and development or other operations and delay the planned launch of our customers’ new products that incorporate our technology, the magnitude of which will depend, in part, on the length and severity of the continuing restrictions and other limitations on our ability to conduct our business in the ordinary course. Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity are still uncertain as of the date of this report.

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

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of a very small number of key executives. If we lose the services of any of these persons, we could be required to expend significant time and money in the pursuit of replacements, which may result in a delay in the implementation of our business plan and plan of operations, including in particular the result of the establishment of the Office of the CEO by our Board in April 2021, following our chief executive officer’s announcement in connection with a temporary step down due to health reasons. If necessary, we can give no assurance that we could find satisfactory replacements for these individuals on terms that would not be unduly expensive or burdensome to us. We do not currently carry any key-person life insurance that would help us recoup our costs in the event of the death or disability of any of these executives.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of March 31, 2021, we cannot assure you that we will not identify any material weakness in our internal control in the future.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 2014. Our common stock has experienced an intra-day trading high of $7.69 per share and a low of $1.69 per share on The Nasdaq Stock Market over the last 52 weeks, as of May 1, 2021. The price of our common stock is likely to continue to fluctuate significantly in response to many factors that are beyond our control, including:

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

As a public reporting company, we incur significant legal, accounting and other expenses. We are subject to reporting requirements of the Securities Exchange Act of 1934, as amended, and rules subsequently implemented by the Securities and Exchange Commission that require us to establish and maintain effective disclosure controls and internal controls over financial reporting, as well as some specific corporate governance practices. Our management and other personnel are expected to devote a substantial amount of time to compliance initiatives associated with our public reporting company status. Those costs can be expected to increase as we emerged from emerging growth company status and will increase significantly if we no longer qualify as a smaller reporting company.

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

Item 2.  Sales of Unregistered Securities; Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Periodic Report by an officer of the Office of the Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a)/15d-14a (filed herewith)

31.2	Certification of Periodic Report by an officer of the Office of the Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a)/15d-14a (filed herewith)

31.3

Certification of Periodic Report by the Chief Financial Officer and an officer of the Office of the Chief Executive Officer (principal financial and executive officer) pursuant to Rule 13a-14(a)/15d-14a (filed herewith)

32.1

Certification of Periodic Report by the Office of the Chief Executive Officer (principal executive officers) and the Chief Financial Officer (principal financial officer) pursuant to U.S.C. Section 1350 (furnished herewith)

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

+

This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGOUS CORPORATION
(Registrant)

Date: May 17, 2021	By:	/s/ Brian Sereda
		Name:	Brian Sereda
		Title:	Senior Vice President, Chief Financial Officer
and an officer of the Office of the Chief Executive Officer (Principal Financial and Accounting Officer and Principal Executive Officer)