Form 10-Q
period 2021-06-30
Energous Corp
filed 2021-08-11
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of August 5, 2021, there were 62,874,625 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energous Corporation

BALANCE SHEETS

	As of
	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,226,214	$50,729,661
Accounts receivable	121,970	75,850
Prepaid expenses and other current assets	647,471	636,702
Total current assets	38,995,655	51,442,213

Property and equipment, net	479,330	402,711
Operating lease right-of-use assets	899,355	1,293,291
Other assets	1,610	1,610
Total assets	$40,375,950	$53,139,825
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,652,541	$1,096,839
Accrued expenses	1,607,538	1,576,287
Operating lease liabilities, current portion	785,484	825,431
Deferred revenue	13,500	12,000
Total current liabilities	4,059,063	3,510,557

Operating lease liabilities, long-term portion	194,176	576,762
Total liabilities	4,253,239	4,087,319

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued or outstanding	–	–
Common Stock, $0.00001 par value, 200,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 62,868,137 and 61,292,412 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	630	614
Additional paid-in capital	350,636,419	344,024,638
Accumulated deficit	(314,514,338)	(294,972,746)
Total stockholders’ equity	36,122,711	49,052,506
Total liabilities and stockholders’ equity	$40,375,950	$53,139,825

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$184,960	$114,375	$330,025	$175,850
Operating expenses:
Research and development	6,103,694	4,330,433	10,694,938	8,905,736
Sales and marketing	2,441,357	1,438,904	4,235,569	2,886,813
General and administrative	2,656,748	2,470,683	4,944,144	5,123,077
Cost of services revenue	–	86,995	–	126,539
Total operating expenses	11,201,799	8,327,015	19,874,651	17,042,165
Loss from operations	(11,016,839)	(8,212,640)	(19,544,626)	(16,866,315)
Other income:
Interest income	1,010	7,974	3,034	63,913
Total other income	1,010	7,974	3,034	63,913
Net loss	$(11,015,829)	$(8,204,666)	$(19,541,592)	$(16,802,402)
Basic and diluted loss per common share	$(0.18)	$(0.20)	$(0.32)	$(0.45)
Weighted average shares outstanding, basic and diluted	62,080,250	40,641,264	61,825,044	37,728,909

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	61,292,412	$614	$344,024,638	$(294,972,746)	$49,052,506
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,088,910	–	2,088,910
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	57,316	–	57,316
Issuance of shares for RSUs	627,412	6	(6)	–	–
Proceeds from contributions to the ESPP	–	–	117,013	–	117,013
Net loss	–	–	–	(8,525,763)	(8,525,763)
Balance March 31, 2021 (unaudited)	61,919,824	620	346,287,871	(303,498,509)	42,789,982
Stock-based compensation - restricted stock units ("RSUs")	–	–	1,471,826	–	1,471,826
Stock-based compensation - performance share units ("PSUs")	–	–	2,695,847	–	2,695,847
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	60,651	–	60,651
Issuance of shares for RSUs	298,641	3	(3)	–	–
Issuance of shares for PSUs	494,608	5	(5)	–	–
Proceeds from contributions to the ESPP	155,064	2	120,232	–	120,234
Net loss	–	–	–	(11,015,829)	(11,015,829)
Balance, June 30, 2021 (unaudited)	62,868,137	$630	$350,636,419	$(314,514,338)	$36,122,711

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	33,203,806	$333	$282,153,201	$(263,140,660)	$19,012,874
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,321,820	–	2,321,820
Stock-based compensation - performance share units ("PSUs")	-	-	(88,348)	-	(88,348)
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	42,827	–	42,827
Issuance of shares for RSUs	396,559	4	(4)	–	–
Proceeds from contributions to the ESPP	–	–	113,059	–	113,059
Issuance of shares in an at-the-market ("ATM") offering, net of $141,322 in issuance costs	4,351,652	44	5,506,836	–	5,506,880
Net loss	–	–	–	(8,597,736)	(8,597,736)
Balance, March 31, 2020 (unaudited)	37,952,017	$381	$290,049,391	$(271,738,396)	$18,311,376
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,028,599	–	2,028,599
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	41,308	–	41,308
Issuance of shares for RSUs	232,995	2	(2)	–	–
Proceeds from contributions to the ESPP	144,370	1	104,144	–	104,145
Issuance of shares in an at-the-market ("ATM") offering, net of $236,528 in issuance costs	3,355,928	33	9,216,578	–	9,216,611
Net loss	–	–	–	(8,204,666)	(8,204,666)
Balance, June 30, 2020 (unaudited)	41,685,310	$417	$301,440,018	$(279,943,062)	$21,497,373

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,541,592)	$(16,802,402)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	126,385	217,629
Stock based compensation	6,374,550	4,346,206
Changes in operating lease right-of-use assets	393,936	378,593
Bad debt expense	–	33,000
Changes in operating assets and liabilities:
Accounts receivable	(46,120)	(75,082)
Prepaid expenses and other current assets	(10,769)	(212,727)
Accounts payable	555,702	(330,537)
Accrued expenses	31,251	(429,460)
Operating lease liabilities	(422,533)	(341,064)
Deferred revenue	1,500	–
Net cash used in operating activities	(12,537,690)	(13,215,844)
Cash flows from investing activities:
Purchases of property and equipment	(203,004)	–
Net cash used in investing activities	(203,004)	–
Cash flows from financing activities:
Net proceeds from the sales of common stock	–	14,723,491
Proceeds from contributions to employee stock purchase plan	237,247	217,204
Net cash provided by financing activities	237,247	14,940,695
Net (decrease) increase in cash and cash equivalents	(12,503,447)	1,724,851
Cash and cash equivalents - beginning	50,729,661	21,684,089
Cash and cash equivalents - ending	$38,226,214	$23,408,940
Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$9	$6
Common stock issued for PSUs	$5	$–

The accompanying notes are an integral part of these condensed financial statements.

Note 1 - Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company has developed its WattUp® wireless power technology, consisting of proprietary semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities, including near field wireless charging and at-a-distance wireless charging at various distances. The Company believes its proprietary WattUp technologies are well suited for many applications, including building and home automation, electronic shelf labels, industrial IoT sensors, surface and implanted medical devices, tracking devices, hearables, wearables, consumer electronics, public safety and military applications. Potential future applications include smartphones, commercial and industrial robotics, as well as automotive solutions and other devices with charging requirements that would otherwise require battery replacement or a wired power connection.

Note 2 – Liquidity and Management Plans

During the three and six months ended June 30, 2021, the Company recorded revenue of $184,960 and $330,025, respectively, and during the three and six months ended June 30, 2020, the Company recorded $114,375 and $175,850, respectively. During the three and six months ended June 30, 2021, the Company recorded net losses of $11,015,829 and $19,541,592, respectively, and during the three and six months ended June 30, 2020, the Company recorded net losses of $8,204,666 and $16,802,402, respectively. Net cash used in operating activities was $12,537,690 and $13,215,844 for the six months ended June 30, 2021 and 2020, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $53,556,202 during 2020, along with payments received from customers.

As of June 30, 2021, the Company had cash on hand of $38,226,214. The Company expects that cash on hand as of June 30, 2021, together with anticipated revenues, will be sufficient to fund the Company’s operations into August 2022.

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

The Company’s revenue primarily consists of product development projects revenue and royalty revenue from Dialog. The Company also provides contract services for Dialog. During the three months ended June 30, 2021, the Company recognized $184,960 in product development projects revenue, $0 in royalty revenue and $0 in contract services revenue. During the six months ended June 30, 2021, the Company recognized $330,025 in product development projects revenue, $0 in royalty revenue and $0 in contract services revenue. During the three months ended June 30, 2020, the Company recognized $25,000 in product development projects revenue, $0 in royalty revenue and $89,375 in contract services revenue. During the six months ended June 30, 2020, the Company recognized $45,850 in product development projects revenue, $0 in royalty revenue and $130,000 in contract services revenue.

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

Note 3 – Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $6,103,694 and $4,330,433 for the three months ended June 30, 2021 and 2020, respectively, and the Company incurred research and development costs of $10,694,938 and $8,905,736 for the six months ended June 30, 2021 and 2020, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2021, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three or six months ended June 30, 2021 or 2020. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 6,323,445 and 6,945,580 for the three months ended June 30, 2021 and 2020, respectively, and 6,323,445 and 6,945,580 for the six months ended June 30, 2021 and 2020, respectively, because their inclusion would be anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Warrants issued to private investors	3,284,789	3,938,802	3,284,789	3,938,802
Options to purchase common stock	550,985	550,985	550,985	550,985
RSUs	1,530,216	1,822,116	1,530,216	1,822,116
PSUs	957,455	633,677	957,455	633,677
Total potentially dilutive securities	6,323,445	6,945,580	6,323,445	6,945,580

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

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” ASU 2021-04 clarifies accounting for modifications or exchanges of equity-classified warrants. This standard is effective for annual reporting periods beginning after December 15, 2021. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2021, through the date which the financial statements are available to be issued.

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

Operating Lease Commitments

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $414,426 and operating lease liabilities of $485,747, with no material cumulative effect adjustment to equity as of the date of adoption. The Company anticipates having future total lease payments of $1,002,084 during the period from the third quarter of 2021 to the third quarter of 2022. As of June 30, 2021, the company has total operating lease right-of-use assets of $899,355, current portion operating lease liabilities of $785,484 and long-term portion of operating lease liabilities of $194,176. The weighted average remaining lease term is 1.2 years as of June 30, 2021.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of June 30, 2021 is as follows:

Amount
(unaudited)
2021	417,615
2022	584,469
Total future lease payments	1,002,084
Present value discount (4% weighted average)	(22,424)
Total operating lease liabilities	979,660

Hosted Design Software Agreement

On June 25, 2015, the Company entered into a three-year agreement to license electronic design automation software in a hosted environment. Pursuant to the agreement, under which services began July 2015, the Company is required to remit quarterly payments in the amount of approximately $101,000 with the last payment due March 30, 2018. On December 18, 2015, the agreement was amended to redefine the hardware and software configuration and the quarterly payments increased to approximately $198,000. In July 2018, the Company renewed the agreement for an additional three years, and the Company was required to remit quarterly payments of approximately $218,000. In June 2021, the Company renewed the agreement for an additional three years, and the Company is required to remit quarterly payments of approximately $233,000 through the second quarter of 2024.

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

During the three months ended June 30, 2021, the Company accrued $391,578 in expense under the Bonus Plan, which will be paid during the third quarter of 2021. During the three months ended June 30, 2020, the Company accrued $392,929 in expense under the Bonus Plan, which was paid during the third quarter of 2020. During the six months ended June 30, 2021 and 2020, the Company accrued $783,156 and $677,520, respectively, in expense under the Bonus Plan.

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

Executive Transition Agreement – Stephen Rizzone

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

On July 9, 2021, the Company announced that Stephen R. Rizzone has retired from his position as the Company’s President and Chief Executive Officer and as a member of the Board (see Note 9 – Subsequent Event).

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

Note 4 – Commitments and Contingencies, continued

Strategic Alliance Agreement continued

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

On September 15, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on September 24, 2020, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to $75,000,000 of its common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and an at-the-market (“ATM”) sales agreement prospectus supplement covering the offering, or the ATM Program, issuance and sale by the Company of up to a maximum aggregate offering price of $40,000,000 of its common stock that may be issued and sold under that certain sales agreement. The $40,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $75,000,000 of the Company’s securities that may be offered, issued and sold by the Company under the base prospectus. Pursuant to this shelf registration statement, the Company sold shares which raised net proceeds of $38,832,711 (net of $1,167,289 in issuance costs) during the third and fourth quarters of 2020. The ATM Program was completed as of the end of 2020 and no further securities were sold during the three or six months ended June 30, 2021.

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

Note 6 – Stock-Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the 2013 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,500,000 shares, bringing to 8,785,967 the total number of shares approved for issuance under that plan.

As of June 30, 2021, 2,414,623 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2014 Non-employee Equity Compensation Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 800,000 shares, bringing to 1,650,000 the total number of shares approved for issuance under that plan.

As of June 30, 2021, 917,013 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 1,700,000 shares, bringing to 5,110,104 the total number of shares approved for issuance under that plan.

As of June 30, 2021, 2,379,888 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

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

As of June 30, 2021, 138,679 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

Employee Stock Purchase Plan

In April 2015, the Company’s Board approved the ESPP, under which 600,000 shares of common stock have been reserved for purchase by the Company’s employees, subject to the approval by the stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the Employee Stock Purchase Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 700,000 shares, bring to 1,550,000 the total number of shares approved for issuance under that plan. Under the ESPP, employees may designate an amount not less than 1% but not more than 10% of their annual compensation for the purchase of Company shares. No more than 7,500 shares may be purchased by an employee under the ESPP during an offering period. An offering period shall be six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of the option will be the lesser of 85% of the fair market of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

As of June 30, 2021, 685,374 shares of common stock remain eligible to be issued under the ESPP. Employees contributed $237,247 through payroll withholdings to the ESPP for the offering period ended June 30, 2021 and shares were deemed delivered on that date.

Note 6 – Stock-Based Compensation, continued

Stock Option Activity

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2021	550,985	$5.67	3.2	$3,384
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at June 30, 2021	550,985	$5.67	2.7	$33,655
Exercisable at January 1, 2021	550,985	$5.67	3.2	$3,384
Vested	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Exercisable at June 30, 2021	550,985	$5.67	2.7	$33,655

As of June 30, 2021, the unamortized value of options was $0.

Restricted Stock Units (“RSUs”)

During the six months ended June 30, 2021, the Compensation Committee granted various employees RSUs covering 964,885 shares of common stock under the 2013 Equity Incentive Plan. The awards vest over terms ranging from two to four years.

During the six months ended June 30, 2021, the Compensation Committee and the Board of Directors granted various non-employees RSUs covering 135,000 shares of common stock under the 2014 Non-employee Equity Compensation Plan. The awards vest over terms ranging from one to four years

During the six months ended June 30, 2021, the Board of Directors granted an employee RSUs covering 7,000 shares of common stock under the 2017 Equity Inducement Plan. The award vests over a term of four years.

As of June 30, 2021, the unamortized value of the RSUs was $4,763,288. The unamortized amount will be expensed over a weighted average period of 1.5 years. A summary of the activity related to RSUs for the six months ended June 30, 2021 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	1,421,168	$6.43
RSUs granted	1,106,885	$3.77
RSUs forfeited	(71,784)	$4.33
RSUs vested	(926,053)	$6.13
Outstanding at June 30, 2021	1,530,216	$4.78

Note 6 – Stock-Based Compensation, continued

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s revenue, market capitalization or market share price of the common stock.

During the six months ended June 30, 2021, the Compensation Committee of the Board of Directors granted various employees PSUs covering 1,465,713 shares of common stock under the Company’s 2015 Performance Share Unit Plan.

Amortization for all PSU awards was $2,695,847 for the three and six months ended June 30, 2021 and $0 and $(88,348) for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, the unamortized value of the PSUs was $1,198,389. The unamortized amount will be expensed over a weighted average period of 0.5 years.

A summary of the activity related to PSUs for the six months ended June 30, 2021 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	–	$–
PSUs granted	1,465,713	4.23
PSUs forfeited	(13,650)	4.29
PSUs vested	(494,608)	4.51
Outstanding at June 30, 2021	957,455	4.08

Employee Stock Purchase Plan (“ESPP”)

The most recent offering period under the ESPP started on January 1, 2021 and concluded on June 30, 2021. During the year ended December 31, 2020, there were two offering periods. The first offering period began January 1, 2020 and concluded on June 30, 2020. The second offering period began on July 1, 2020 and concluded on December 31, 2020.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $0.75 and $0.57 for the six months ended June 30, 2021 and 2020, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $60,651 and $41,308 for the three months ended June 30, 2021 and 2020, respectively, and the Company recognized compensation expense for the plan of $117,967 and $84,135 for the six months ended June 30, 2021 and 2020, respectively.

The Company estimated the fair value of ESPP purchase options granted during the six months ended June 30, 2021 and 2020 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Stock price	$1.80	$1.77
Dividend yield	0%	0%
Expected volatility	95%	61%
Risk-free interest rate	0.09%	1.57%
Expected life	6 months	6 months

Note 6 – Stock-Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June,
	2021	2020	2021	2020
RSUs	1,471,826	$2,028,599	3,560,736	$4,350,419
PSUs	2,695,847	–	2,695,847	(88,348)
ESPP	60,651	41,308	117,967	84,135
Total	$4,228,324	$2,069,907	$6,374,550	$4,346,206

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,517,233	$1,032,049	$3,666,510	$2,133,027
Sales and marketing	1,032,414	440,335	1,481,361	804,793
General and administrative	678,677	597,523	1,226,679	1,408,386
Total	$4,228,324	$2,069,907	$6,374,550	$4,346,206

Note 7 – Related Party Transactions

In November 2016, the Company and Dialog entered into an alliance agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of June 30, 2021, none of the warrants remain outstanding. As of June 30, 2021, Dialog owns approximately 2.8% of the Company’s outstanding common shares. The Company recorded $0 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $0 and $0 in for the six months ended June 30, 2021 and 2020, respectively, in royalty revenue. Additionally, the Company recorded $0 and $89,375 in contract services revenue performed by Dialog during the three months ended June 30, 2021 and 2020, respectively, and the Company recorded $0 and $130,000 in contract services revenue performed by Dialog during the six months ended June 30, 2021 and 2020, respectively. The Company recorded $0 and $86,995 in cost of services revenue associated with contract services performed for Dialog during the three months ended June 30, 2021 and 2020, respectively, and the Company recorded $0 and $126,539 in cost of services revenue associated with contract services performed for Dialog during the six months ended June 30, 2021 and 2020, respectively. Additionally, the Company incurred $183,000 and $0 in chip development expense from Dialog, during the three months ended June 30, 2021 and 2020, respectively, and the Company incurred $183,000 and $0 in chip development expense from Dialog during the six months ended June 30, 2021 and 2020, respectively.

Note 8 – Customer Concentrations

Three customers accounted for approximately 64% of the Company’s revenue for the three months ended June 30, 2021, and two customers accounted for approximately 96% of the Company’s revenue for the three months ended June 30, 2020. Four customers accounted for approximately 72% of the Company’s revenue for the six months ended June 30, 2021, and two customers accounted for approximately 85% of the Company’s revenue for the six months ended June 30, 2020. Three customers accounted for approximately 62% of the accounts receivable balance as of June 30, 2021. Four customers accounted for approximately 92% of the accounts receivable balance as of December 31, 2020.

Note 9 – Subsequent Event

On July 9, 2021, the Company announced that Stephen R. Rizzone has retired from his position as the Company’s President and Chief Executive Officer and as a member of the Board.

In connection with Mr. Rizzone’s retirement, the Company and Mr. Rizzone entered into an Executive Transition Agreement (“Separation Agreement”), providing for continued employment through August 31, 2021. Upon his termination of employment, the Separation Agreement provides severance payments and benefits to Mr. Rizzone consistent with the terms of his existing employment agreement with the Company, including without limitation: compensation-based payments of $1,460,000 in the aggregate, payable under a certain payment scheme as set forth therein, an additional lump sum cash payment of $2,000,000, a pro-rated bonus payment for the two months of employment during the current quarterly bonus period payable at the same time bonus payments are made to other executives of the Company, settlement of deferred vested restricted stock units and an extension of the exercise periods of all stock options held by Mr. Rizzone until the one year anniversary of his termination date, and additional benefits related to Mr. Rizzone’s medical insurance. In addition, the Company will pay-off all amounts owed under a lease agreement relating to a Company Car and Mr. Rizzone will receive the title to the vehicle. All compensation under the Separation Agreement will be subject to applicable withholding.

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

Overview

We have developed our WattUp® wireless power technology, consisting of proprietary semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities, including near field wireless charging and at-a-distance wireless charging at various distances. In November 2016 we entered into a Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), an industry leader in Bluetooth low energy semiconductors and power management semiconductors. In conjunction with the Strategic Alliance Agreement, Dialog manufactures and is the exclusive distributor of integrated circuit (“IC”) products that incorporate our designs and provides sales and logistic support to customers on a global basis. We believe our proprietary WattUp technologies are well suited for many applications, including building and home automation, electronic shelf labels, industrial IoT sensors, surface and implanted medical devices, tracking devices, hearables, wearables, consumer electronics, public safety and military applications. Potential future applications include smartphones, commercial and industrial robotics, as well as automotive solutions and other devices with charging requirements that would otherwise require battery replacement or a wired power connection.

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

Our technology solution consists principally of transmitter controller ICs, power amplifier ICs and receiver ICs, as well as novel antenna designs, application prototypes and proprietary software algorithms. We submitted our first IC design for wafer fabrication in 2013 and since then have developed subsequent generations of transmitter and receiver ICs, antenna designs, and software algorithms.  We have endeavored to optimize our technology by reducing size and cost, while at the same time increasing performance which enables our designs to be integrated into a broad range of devices. We have developed a “building block” approach that allows us to scale our product implementations by combining multiple transmitter building blocks or multiple receiver building blocks to meet the power, distance, size and cost requirements of customer applications requirements. Our technology is readily scalable because the same ICs that are used for contact-based charging can be used for distance-based charging solutions. We have developed two classes of chip solutions, a CMOS-based technology focused on low cost, small footprint and low power (1 watt) and a GaAs/GaN-based technology capable of delivering higher power (greater than 1 watt) with greater efficiency. We intend to continue to invest in research and development with high power capabilities of 20 watts and beyond at high levels of efficiency. We also intend to continue to invest in improving product performance, efficiency, cost-performance, integration and miniaturization as required to reach multiple markets and expand the power-at-a-distance ecosystem, while maintaining a technology lead on potential competitors.

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

We maintain the rights to all intellectual property in our technology. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of July 30, 2021, the Energous IP portfolio contained 240 awarded patents in the United States, which are organized along five (5) critical paths to implementation that we believe a competitor may have to navigate to commercialize WPT technology. The paths are: Processing Algorithms, Antenna Designs, Transmitter and Receiver ASICs, Other Software Controls (e.g., Bluetoothâ Management and Hardware (e.g., Board Layout). In addition to the inventions covered by these patents, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and pursue those that we believe are most protective for our business and expand the core value of the Company.

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

The COVID-19 pandemic has delayed adoption of our technology by potential customers who have experienced workforce and supply chain disruptions, and who continue to evaluate their future prospects and business models, including partnerships with us. For example, in one case, the pandemic delayed the spring launch of a new product that incorporates our technology. Further delays in this or other products could result from the ongoing pandemic.  These changes are due in part to changes in how business is conducted as a result of the pandemic, including state executive orders, local shelter-in-place orders, government-imposed quarantines and work-from-home policies in China, the United States, and elsewhere. We have implemented work-from-home policies for our employees that will likely be in place through the end of the year and possibly longer. The effects of state executive orders, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies  could negatively impact productivity, disrupt our research and development or other operations, and delay the planned launch of our customers’ new products that incorporate our technology, the magnitude of which will depend, in part, on the length and severity of the continuing restrictions and other limitations on our ability to conduct our business in the ordinary course.  Several vaccines have been approved for use since the fourth quarter of 2020, with vaccination rates increasing through early 2021. Several new variants of COVID-19 have emerged including the “delta” variant, which is now widespread, and may be more transmissible than other variants. Vaccines approved to date have lower efficacy in combating the transmission of some of these new variants, though vaccines appear to protect against severe illness. Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity are still uncertain as of the date of this report.

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

Three Months Ended June 30, 2021 and 2020

Revenue.  During the three months ended June 30, 2021 and 2020, we recorded revenue of $184,960 and $114,375, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing, general and administrative expenses and cost of services revenue. Losses from operations for the three months ended June 30, 2021 and 2020 were $11,016,839 and $8,212,640, respectively.

Research and Development Costs.  Research and development costs were $6,103,694 and $4,330,433, respectively, for the three months ended June 30, 2021 and 2020. The increase of $1,773,261 is primarily due to a $1,469,281 increase in compensation, consisting of a $1,485,184 increase in stock-based compensation from the recognition of performance share units (“PSU”) award expense, offset by a $15,903 decrease in payroll costs, a $281,725 increase in engineering supplies, components and chip development costs due to project timing and a $51,174 increase in consulting and third-party services.

Sales and Marketing Costs.  Sales and marketing costs for the three months ended June 30, 2021 and 2020 were $2,441,357 and $1,438,904, respectively. The increase of $1,002,453 is primarily due to a $753,103 increase in compensation, consisting of a $592,079 increase in stock-based compensation from the recognition of PSU award expense and a $161,024 increase in payroll costs from a higher headcount within the department, an $87,415 increase in public relations, consulting and third-party services expense and a $73,137 increase in legal fees pertaining to marketing and trademarks.

General and Administrative Expenses.  General and administrative costs for the three months ended June 30, 2021 and 2020 were $2,656,748 and $2,470,683, respectively. The increase of $186,065 is primarily due to a $109,837 increase in compensation, consisting of an $81,154 increase in stock-based compensation and a $28,683 increase in payroll costs, a $107,643 increase in annual stockholder meeting costs, a $48,975 increase in insurance premiums, a $36,808 increase in accounting and auditing fees and a $30,869 increase in software and general office expense, partially offset by $78,120 decrease in legal fees and a $69,935 decrease in investor relations, consulting and third-party services.

Interest Income. Interest income for the three months ended June 30, 2021 was $1,010 as compared to interest income of $7,974 for the three months ended June 30, 2020. The decrease of $6,964 is primarily due to lower savings interest rates.

Net Loss. As a result of the above, net loss for the three months ended June 30, 2021 was $11,015,829 as compared to $8,204,666 for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 and 2020

Revenue.  During the six months ended June 30, 2021 and 2020, we recorded revenue of $330,025 and $175,850, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing, general and administrative expenses and cost of services revenue. Losses from operations for the six months ended June 30, 2021 and 2020 were $19,544,626 and $16,866,315, respectively.

Research and Development Costs.  Research and development costs were $10,694,938 and $8,905,736, respectively, for the six months ended June 30, 2021 and 2020. The increase of $1,789,202 is primarily due to a $1,651,575 increase in compensation, consisting of a $1,533,483 increase in stock-based compensation from the recognition of PSU award expense and $118,092 increase in payroll costs, a $244,808 increase in engineering supplies, components and chip development costs due to project timing, a $100,326 increase in consulting and third-party services expense and a $62,484 increase in regulatory testing, partially offset by an $89,479 decrease in depreciation.

Sales and Marketing Costs.  Sales and marketing costs for the six months ended June 30, 2021 and 2020 were $4,235,569 and $2,886,813, respectively. The increase of $1,348,756 is primarily due to a $1,132,589 increase in compensation, consisting of a $676,568 increase in stock-based compensation from the recognition of PSU award expense and a $456,021 increase in payroll costs from a higher headcount within the department, a $98,780 increase in legal fees pertaining to marketing and trademarks, a $67,178 increase in public relations, consulting and third-party services expense and a $45,242 increase in engineering supplies used by the sales and marketing staff for customer demonstrations, partially offset by a $45,248 decrease in tradeshow expense.

General and Administrative Expenses.  General and administrative costs for the six months ended June 30, 2021 and 2020 were $4,944,144 and $5,123,077, respectively. The decrease of $178,933 is primarily due to a $157,017 decrease in accounting and auditing fees, a $67,447 decrease in compensation, consisting of a $181,707 decrease in stock-based compensation, offset by a $114,260 increase in payroll costs, a $76,124 decrease in board member fees, a $57,851 decrease in general corporate legal fees, a $44,763 decrease in investor relations, consulting and third-party services expense and  a $40,344 decrease in travel and entertainment as a result of COVID-19 restrictions, partially offset by a $132,869 increase in insurance premiums and a $101,650 increase in annual meeting costs.

Interest Income. Interest income for the six months ended June 30, 2021 was $3,034 as compared to interest income of $63,913 for the six months ended June 30, 2020. The decrease of $60,879 is primarily due to lower savings interest rates.

Net Loss. As a result of the above, net loss for the six months ended June 30, 2021 was $19,541,592 as compared to $16,802,402 for the six months ended June 30, 2020.

Liquidity and Capital Resources

During the six months ended June 30, 2021 and 2020, we recorded revenue of $330,025 and $175,850, respectively. We incurred net losses of $19,541,592 and $16,802,402 for the six months ended June 30, 2021 and 2020, respectively. Net cash used in operating activities was $12,537,690 and $13,215,844 for the six months ended June 30, 2021 and 2020, respectively. We are currently meeting our liquidity requirements through the proceeds from securities offerings that raised net proceeds of $53,556,202 during 2020, along with payments received from customers and employees through ESPP purchases.

We believe our current cash on hand, together with anticipated revenues will be sufficient to fund our operations into August 2022. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we may pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing would be available on terms that we would find acceptable, or at all.

During the six months ended June 30, 2021, cash flows used in operating activities were $12,537,690, consisting of a net loss of $19,541,592, less non-cash expenses aggregating $6,894,871 (principally stock-based compensation of $6,374,550, decrease in amortization of operating lease right-of-use assets of $393,936 and depreciation and amortization expense of $126,385) and a $555,702 increase in accounts payable, partially offset by a $422,533 decrease in operating lease liabilities and a $46,120 increase in accounts receivable.

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

During the six months ended June 30, 2021 and 2020, cash flows used in investing activities were $203,044 and $0, respectively. The cash used in investing activities for the six months ended June 30, 2021 consisted of the purchases of new testing equipment and engineering software.

During the six months ended June 30, 2021, cash flows provided by financing activities were $237,247, which consisted of entirely of proceeds from contributions to the ESPP. During the six months ended June 30, 2020, cash flows provided by financing activities were $14,940,695, which consisted of $14,723,491 in net proceeds from the sale of shares of our common stock to the public in an ATM offering and $217,204 in proceeds from contributions to the ESPP.

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

Off Balance Sheet Transactions

As of June 30, 2021, we did not have any off-balance sheet transactions.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended June 30, 2021. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2020 for a discussion of our exposure to market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of June 30, 2021, our principal executive and principal financial officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of June 30, 2021, we had an accumulated deficit of approximately $315 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

We may need additional financing to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We may not have sufficient funds to fully implement our long-term business plans. It is likely that we will need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of substantial revenue for such products. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which could restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of economic conditions, general global economic uncertainty (including as a result of actual or perceived disruption caused by COVID-19, including the “delta” variant, or other infectious diseases), political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

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

Any outbreaks of contagious diseases and other adverse public health developments in countries where we, our customers and suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. For example, COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, manufacturing restrictions, declarations of states of emergency, business shutdown and restrictions on the movement of employees in China, the United States and many other countries. A majority of our potential customers have a significant dependence on the Chinese manufacturing and supply chain infrastructure. We believe the COVID-19 pandemic has delayed adoption of our technology by potential customers who temporarily shut down their workforce and supply chain based in China. In the United States, COVID-19 has resulted in travel and other restrictions in order to reduce the spread of the disease, including executive orders in California and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. As a result of these developments, we have implemented work-from-home policies for our employees that will likely be in place until at least the second half of 2021. The effects of state executive orders, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies could negatively impact productivity, disrupt our research and development or other operations and delay the planned launch of our customers’ new products that incorporate our technology, the magnitude of which will depend, in part, on the length and severity of the continuing restrictions and other limitations on our ability to conduct our business in the ordinary course. Several vaccines have been approved for use since the fourth quarter of 2020, with vaccination rates increasing through early 2021. Several new variants of COVID-19 have emerged including the “delta” variant, which is now widespread, and may be more transmissible than other variants. Vaccines approved to date have lower efficacy in combating the transmission of some of these new variants, though vaccines appear to protect against severe illness. Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity are still uncertain as of the date of this report.

In addition, COVID-19, including in particular the “delta” variant, has resulted and may continue to result in a widespread health crisis that could contribute to increased market volatility and adversely affect the economies and financial markets of many countries, resulting in a global economic downturn that could affect interest in our products or demand by potential customers. Any of these events could materially and adversely affect our business, results of operations and financial condition. The extent of the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

We have entered into a strategic alliance agreement with Dialog Semiconductor, a provider of electronics products, pursuant to which we licensed our WattUp technology to Dialog and it became the exclusive provider of our technology. We intend to leverage Dialog’s sales and distribution channels and its operational capabilities to accelerate market adoption of our technology, while we focus our resources on research and development of our technology. We were informed that Dialog Semiconductor might be acquired by the Japanese chipmaker, Renesas Electronics. There can be no assurance that Dialog will promote our technology successfully, or that it will be successful in producing and distributing related products to our customers’ specifications. Dialog, under the control of Renesas Electronics, may have other priorities or strategic plans or may encounter difficulties in its own business that interfere with the success of our relationship. If this strategic relationship does not work as we intend, then we may be required to seek an arrangement with another strategic partner, or to develop internal capabilities, which will require a commitment of management time and our financial resources to identify a replacement strategic partner, or to develop our own production and distribution capabilities. As a result, we may be unable without undue expense to replace this agreement with one or more new strategic relationships to promote and provide our technology which could increase our costs and delay revenues.

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

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of a very small number of key executives. If we lose the services of any of these persons, we could be required to expend significant time and money in the pursuit of replacements, which may result in a delay in the implementation of our business plan and plan of operations, including in particular the result of the appointments of Cesar Johnson and William Mannina as acting chief executive officer and acting chief financial officer, respectively, following the retirement of our former chief executive officer and president, Stephen Rizzone, and the resignation of our chief financial officer, Brian Sereda in July 2021,. We can give no assurance that we could find satisfactory permanent replacements for these individuals on terms that would not be unduly expensive or burdensome to us. We do not currently carry any key-person life insurance that would help us recoup our costs in the event of the death or disability of any of these executives.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of June 30, 2021, we cannot assure you that we will not identify any material weakness in our internal control in the future.

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
•

general economic conditions and perceptions of future economic growth prospectus in the economy at large, including as a result of the impact of the COVID-19 pandemic, including in particular the “delta” variant;

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

Item 2.  Sales of Unregistered Securities; Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Indemnity Agreement of the Registrant

10.2	Amended and Restated 2013 Equity Incentive Plan of the Registrant, as amended on June 16, 2021

10.3	Amended and Restated Employee Stock Purchase Plan of the Registrant, as amended on June 16, 2021

10.4	Amended and Restated Performance Share Unit Plan of the Registrant, as amended on June 16, 2021

31.1	Certification of Periodic Report by Acting Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a)/15d-14a (filed herewith)

31.2	Certification of Periodic Report by the Chief Financial Officer (principal financial officer) pursuant to Rule 13a-14(a)/15d-14a (filed herewith)

32.1

Certification of Periodic Report by Acting Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer) pursuant to U.S.C. Section 1350 (furnished herewith)

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

ENERGOUS CORPORATION
(Registrant)

Date: August 10, 2021	By:	/s/ Cesar Johnston
		Name:	Cesar Johnston
		Title:	Acting Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Brian Sereda
		Name:	Brian Sereda
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)