Form 10-Q
period 2021-09-30
Energous Corp
filed 2021-11-15
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 11, 2021, there were 75,409,399 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energous Corporation

BALANCE SHEETS

	As of
	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,282,188	$50,729,661
Accounts receivable, net	176,683	75,850
Prepaid expenses and other current assets	708,776	636,702
Total current assets	29,167,647	51,442,213

Property and equipment, net	518,068	402,711
Operating lease right-of-use assets	699,202	1,293,291
Other assets	11,991	1,610
Total assets	$30,396,908	$53,139,825
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$922,233	$1,096,839
Accrued expenses	1,595,109	1,576,287
Accrued severance expense	1,102,832	–
Operating lease liabilities, current portion	765,209	825,431
Deferred revenue	12,000	12,000
Total current liabilities	4,397,383	3,510,557

Operating lease liabilities, long-term portion	–	576,762
Total liabilities	4,397,383	4,087,319

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued or outstanding.	–	–
Common Stock, $0.00001 par value, 200,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 63,155,272 and 61,292,412 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	633	614
Additional paid-in capital	352,977,756	344,024,638
Accumulated deficit	(326,978,864)	(294,972,746)
Total stockholders’ equity	25,999,525	49,052,506
Total liabilities and stockholders’ equity	$30,396,908	$53,139,825

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$201,364	$61,500	$531,389	$237,350
Operating expenses:
Research and development	4,737,159	4,003,642	15,432,097	12,909,378
Sales and marketing	1,922,128	1,500,068	6,157,697	4,386,881
General and administrative	1,990,266	2,117,848	6,934,410	7,240,925
Severance expense	4,017,172	–	4,017,172	–
Cost of services revenue	–	–	–	126,539
Total operating expenses	12,666,725	7,621,558	32,541,376	24,663,723
Loss from operations	(12,465,361)	(7,560,058)	(32,009,987)	(24,426,373)
Other income:
Interest income	835	3,221	3,869	67,134
Total other income	835	3,221	3,869	67,134
Net loss	$(12,464,526)	$(7,556,837)	$(32,006,118)	$(24,359,239)
Basic and diluted loss per common share	$(0.20)	$(0.18)	$(0.51)	$(0.62)
Weighted average shares outstanding, basic and diluted	63,014,246	41,861,614	62,225,801	39,116,532

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	61,292,412	$614	$344,024,638	$(294,972,746)	$49,052,506
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,088,910	–	2,088,910
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	57,316	–	57,316
Issuance of shares for RSUs	627,412	6	(6)	–	–
Proceeds from contributions to the ESPP	–	–	117,013	–	117,013
Net loss	–	–	–	(8,525,763)	(8,525,763)
Balance March 31, 2021 (unaudited)	61,919,824	620	346,287,871	(303,498,509)	42,789,982
Stock-based compensation - restricted stock units ("RSUs")	–	–	1,471,826	–	1,471,826
Stock-based compensation - performance share units ("PSUs")	–	–	2,695,847	–	2,695,847
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	60,651	–	60,651
Issuance of shares for RSUs	298,641	3	(3)	–	–
Issuance of shares for PSUs	494,608	5	(5)	–	–
Proceeds from contributions to the ESPP	155,064	2	120,232	–	120,234
Net loss	–	–	–	(11,015,829)	(11,015,829)
Balance, June 30, 2021 (unaudited)	62,868,137	$630	$350,636,419	$(314,514,338)	$36,122,711
Stock-based compensation - stock options	–	–	284,994	–	284,994
Stock-based compensation - restricted stock units ("RSUs")	–	–	1,010,990	–	1,010,990
Stock-based compensation - performance share units ("PSUs")	–	–	843,741	–	843,741
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	76,814	–	76,814
Issuance of shares for RSUs	287,135	3	(3)	–	–
Proceeds from contributions to the ESPP	–	–	124,801	–	124,801
Net loss	–	–	–	(12,464,526)	(12,464,526)
Balance, September 30, 2021 (unaudited)	63,155,272	$633	$352,977,756	$(326,978,864)	$25,999,525

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	33,203,806	$333	$282,153,201	$(263,140,660)	$19,012,874
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,321,820	–	2,321,820
Stock-based compensation - performance share units ("PSUs")	-	-	(88,348)	-	(88,348)
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	42,827	–	42,827
Issuance of shares for RSUs	396,559	4	(4)	–	–
Proceeds from contributions to the ESPP	–	–	113,059	–	113,059
Issuance of shares in an at-the-market ("ATM") offering, net of $141,322 in issuance costs	4,351,652	44	5,506,836	–	5,506,880
Net loss	–	–	–	(8,597,736)	(8,597,736)
Balance, March 31, 2020 (unaudited)	37,952,017	$381	$290,049,391	$(271,738,396)	$18,311,376
Stock-based compensation - restricted stock units ("RSUs")	–	–	2,028,599	–	2,028,599
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	41,308	–	41,308
Issuance of shares for RSUs	232,995	2	(2)	–	–
Proceeds from contributions to the ESPP	144,370	1	104,144	–	104,145
Issuance of shares in an at-the-market ("ATM") offering, net of $236,528 in issuance costs	3,355,928	33	9,216,578	–	9,216,611
Net loss	–	–	–	(8,204,666)	(8,204,666)
Balance, June 30, 2020 (unaudited)	41,685,310	$417	$301,440,018	$(279,943,062)	$21,497,373
Stock-based compensation - restricted stock units ("RSUs")	–	–	1,876,686	–	1,876,686
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	96,056	–	96,056
Issuance of shares for RSUs	361,608	4	(4)	–	–
Proceeds from contributions to the ESPP	–	–	121,692	–	121,692
Issuance of shares in an at-the-market ("ATM") offering, net of $240,060 in issuance costs	1,016,026	10	3,007,048	–	3,007,058
Net loss	–	–	–	(7,556,837)	(7,556,837)
Balance, September 30, 2020 (unaudited)	43,062,944	$431	$306,541,496	$(287,499,899)	$19,042,028

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(32,006,118)	$(24,359,239)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	195,361	286,990
Stock based compensation	8,591,089	6,318,948
Changes in operating lease right-of-use assets	594,089	570,460
Bad debt expense	10,850	33,000
Changes in operating assets and liabilities:
Accounts receivable	(111,683)	3,794
Prepaid expenses and other current assets	(72,074)	(331,367)
Accounts payable	(174,606)	(626,053)
Accrued severance expense	1,102,832	–
Accrued expenses	18,822	(818,306)
Other assets	(10,381)	–
Operating lease liabilities	(636,984)	(514,167)
Net cash used in operating activities	(22,498,803)	(19,435,940)
Cash flows from investing activities:
Purchases of property and equipment	(310,718)	(7,302)
Net cash used in investing activities	(310,718)	(7,302)
Cash flows from financing activities:
Net proceeds from the sales of common stock	–	14,723,491
Proceeds from contributions to employee stock purchase plan	362,048	338,896
Net cash provided by financing activities	362,048	15,062,387
Net (decrease) in cash and cash equivalents	(22,447,473)	(4,380,855)
Cash and cash equivalents - beginning	50,729,661	21,684,089
Cash and cash equivalents – ending	$28,282,188	$17,303,234
Supplemental disclosure of non-cash financing activities:
At-the-market ("ATM") funds receivable	$–	$3,165,868
Common stock issued for RSUs	$12	$10
Common stock issued for PSUs	$5	$–

The accompanying notes are an integral part of these condensed financial statements.

Note 1 - Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company has developed its WattUp® wireless power technology, consisting of proprietary semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities, including near field wireless charging and at-a-distance wireless charging at various distances. The Company believes its proprietary WattUp technologies are well suited for many applications, including building and home automation, electronic shelf labels, industrial IoT sensors, surface and implanted medical devices, tracking devices, hearables, wearables, consumer electronics and public safety applications. Potential future applications include smartphones, commercial and industrial robotics, as well as automotive solutions and other devices with charging requirements that would otherwise require battery replacement or a wired power connection.

Note 2 – Liquidity and Management Plans

During the three and nine months ended September 30, 2021, the Company recorded revenue of $201,364 and $531,389, respectively, and during the three and nine months ended September 30, 2020, the Company recorded $61,500 and $237,350, respectively. During the three and nine months ended September 30, 2021, the Company recorded net losses of $12,464,526 and $32,006,118, respectively, and during the three and nine months ended September 30, 2020, the Company recorded net losses of $7,556,837 and $24,359,239, respectively. Net cash used in operating activities was $22,498,803 and $19,435,940 for the nine months ended September 30, 2021 and 2020, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $53,556,202 during 2020, an at-the-market (“ATM”) offering during October 2021 (see Note 9 – Subsequent Events), proceeds from contributions to the employee stock purchase plan (“ESPP”), along with payments received from customers.

As of September 30, 2021, the Company had cash on hand of $28,282,188. The Company expects that cash on hand as of September 30, 2021, together with anticipated revenues and with ATM financing during October 2021, will be sufficient to fund the Company’s operations into November 2022.

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

The market for products using the Company’s technology is broad and evolving, but remains nascent and unproven, so the Company’s success is dependent upon many factors, including customer acceptance of its existing products, technical feasibility of future products, regulatory approvals, the development of complementary technologies, competition and global market fluctuations.

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

Revenue Recognition

The Company follows Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (Topic 606).

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

The Company’s revenue primarily consists of product development projects revenue. The Company also provided contract services for Dialog in 2020. During the three months and nine months ended September 30, 2021, the Company recognized $201,364 and $531,389, respectively, in product development projects revenue, During the three and nine months ended September 30, 2020, the Company recognized $61,500 and $107,350, respectively, in product development projects revenue. During the three and nine months ended September 30, 2021, the Company did not recognize any contract services revenue. During the three and nine months ended September 30, 2020, the Company recognized $0 and $130,000, respectively, in contract services revenue.

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

The Company recognized contract services revenue from Dialog in 2020 over the period of time that the services are performed. The costs associated with this revenue were recognized as the services were performed and were included in cost of services revenue.

Note 3 – Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $4,737,159 and $4,003,642 for the three months ended September 30, 2021 and 2020, respectively, and the Company incurred research and development costs of $15,432,097 and $12,909,378 for the nine months ended September 30, 2021 and 2020, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2021, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three or nine months ended September 30, 2021 or 2020. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 5,843,167 and 5,990,698 for the three months ended September 30, 2021 and 2020, respectively, and 5,843,167 and 5,990,698 for the nine months ended September 30, 2021 and 2020, respectively, because their inclusion would be anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Warrants issued to private investors	3,284,789	3,284,789	3,284,789	3,284,789
Options to purchase common stock	550,985	550,985	550,985	550,985
RSUs	1,183,951	1,533,247	1,183,951	1,533,247
PSUs	823,442	621,677	823,442	621,677
Total potentially dilutive securities	5,843,167	5,990,698	5,843,167	5,990,698

Note 3 – Summary of Significant Accounting Policies, continued

Leases

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2021, through the date which the financial statements are available to be issued.

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

On September 22, 2021, the Company signed a new Costa Mesa lease to lease a new, distinct office space in a different building with the same landlord. Per the lease, the stated commencement date is October 1, 2021 and concludes September 30, 2023, and the Company did not have control of the new office space until October 2021, at which time the Company recorded a new right-of-use lease asset of $104,563 and operating lease liability of $104,563. The new Costa Mesa lease has a total $106,688 in lease payments with an initial monthly lease payment of $4,369 starting October 1, 2021 and is subject to an annual escalation up to a maximum monthly lease payment of $4,522.

Operating Lease Commitments

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $414,426 and operating lease liabilities of $485,747, with no material cumulative effect adjustment to equity as of the date of adoption. The Company anticipates having future total lease payments of $779,292 during the period from the fourth quarter of 2021 to the third quarter of 2022. As of September 30, 2021, the company has total operating lease right-of-use assets of $699,202, current portion operating lease liabilities of $765,209 and long-term portion of operating lease liabilities of $0. The weighted average remaining lease term is 1.0 years as of September 30, 2021.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of September 30, 2021 is as follows:

Amount
(unaudited)
2021	194,823
2022	584,469
Total future lease payments	779,292
Present value discount (4% weighted average)	(14,083)
Total operating lease liabilities	765,209

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

During the three months ended September 30, 2021, the Company accrued $304,377 in expense under the Bonus Plan, which will be paid during the fourth quarter of 2021. During the three months ended September 30, 2020, the Company accrued $189,728 in expense under the Bonus Plan, which was paid during the fourth quarter of 2020. During the nine months ended September 30, 2021 and 2020, the Company recorded $1,087,533 and $867,248, respectively, in expense under the Bonus Plan. The expense under the Bonus Plan is recorded under operating expenses on the Company’s Condensed Statement of Operations within each executive’s department.

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

Note 4 – Commitments and Contingencies, continued

During the three months ended September 30, 2021, the Company recognized $4,017,172 in severance expense associated with the separation agreement, including $284,994 in additional stock-based compensation as a result of the extension of the exercise periods on the stock options. As of September 30, 2021, the Company had unpaid accrued severance expense of $1,102,832.

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

On September 20, 2021, the Company was notified by Dialog, recently acquired by Renesas Electronics Corporation, that it was terminating the Alliance Agreement between the Company and Dialog. There is a wind down period included in the Alliance Agreement which will conclude in September 2024. During the wind down period, the Alliance Agreement’s terms will continue to apply to the Company’s products that are covered by certain existing customer relationships, except that the parties’ respective exclusivity rights have terminated.

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

Note 5 – Stockholders’ Equity, continued

On September 15, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on September 24, 2020, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to $75,000,000 of its common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and an at-the-market (“ATM”) sales agreement prospectus supplement covering the offering, or the ATM Program, issuance and sale by the Company of up to a maximum aggregate offering price of $40,000,000 of its common stock that may be issued and sold under that certain sales agreement. The $40,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $75,000,000 of the Company’s securities that may be offered, issued and sold by the Company under the base prospectus. Pursuant to this shelf registration statement, the Company sold shares which raised net proceeds of $38,832,711 (net of $1,167,289 in issuance costs) during the third and fourth quarters of 2020. The ATM Program was completed as of the end of 2020 and no further securities were sold during the three or nine months ended September 30, 2021.

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

As of September 30, 2021, 2,537,844 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2014 Non-employee Equity Compensation Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 800,000 shares, bringing to 1,650,000 the total number of shares approved for issuance under that plan.

As of September 30, 2021, 879,922 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 1,700,000 shares, bringing to 5,110,104 the total number of shares approved for issuance under that plan.

As of September 30, 2021, 2,513,901 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

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

As of September 30, 2021, 111,679 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

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

As of September 30, 2021, 685,374 shares of common stock remain eligible to be issued under the ESPP. Employees contributed $124,801 through payroll withholdings to the ESPP as of September 30, 2021 for the current offering period that will end on December 31, 2021 and shares will be deemed delivered on that date.

Stock Option Activity

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2021	550,985	$5.67	3.2	$3,384
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at September 30, 2021	550,985	$5.67	0.9	$11,279
Exercisable at January 1, 2021	550,985	$5.67	3.2	$3,384
Vested	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Exercisable at September 30, 2021	550,985	$5.67	0.9	$11,279

As of September 30, 2021, the unamortized value of options was $0.

Restricted Stock Units (“RSUs”)

During the nine months ended September 30, 2021, the Compensation Committee granted various employees RSUs covering 979,385 shares of common stock under the 2013 Equity Incentive Plan. The awards vest over terms ranging from two to four years.

Note 6 – Stock-Based Compensation, continued

During the nine months ended September 30, 2021, the Compensation Committee and the Board of Directors granted various non-employees RSUs covering 172,091 shares of common stock under the 2014 Non-employee Equity Compensation Plan. The awards vest over terms ranging from one to four years

During the nine months ended September 30, 2021, the Board of Directors granted an employee RSUs covering 34,000 shares of common stock under the 2017 Equity Inducement Plan. The award vests over a term of four years.

As of September 30, 2021, the unamortized value of the RSUs was $3,237,533. The unamortized amount will be expensed over a weighted average period of 1.5 years. A summary of the activity related to RSUs for the nine months ended September 30, 2021 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	1,421,168	$6.43
RSUs granted	1,185,476	$3.67
RSUs forfeited	(209,505)	$4.61
RSUs vested	(1,213,188)	$5.51
Outstanding at September 30, 2021	1,183,951	$4.92

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s revenue and achievement of sales and marketing goals.

During the nine months ended September 30, 2021, the Compensation Committee of the Board of Directors granted various employees PSUs covering 1,465,713 shares of common stock under the Company’s 2015 Performance Share Unit Plan.

Amortization for all PSU awards was $843,741 and $3,539,588 for the three and nine months ended September 30, 2021, respectively, and $0 and $(88,348) for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, the unamortized value of the PSUs was $733,189. The unamortized amount will be expensed over a weighted average period of 0.3 years.

A summary of the activity related to PSUs for the nine months ended September 30, 2021 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	–	$–
PSUs granted	1,465,713	4.23
PSUs forfeited	(147,663)	4.12
PSUs vested	(494,608)	4.51
Outstanding at September 30, 2021	823,442	4.08

Employee Stock Purchase Plan (“ESPP”)

The current offering period under the ESPP started on July 1, 2021 and will conclude on December 31, 2021. The recently completed offering period under the ESPP started on January 1, 2021 and concluded on June 30, 2021. During the year ended December 31, 2020, there were two offering periods. The first offering period began January 1, 2020 and concluded on June 30, 2020. The second offering period began on July 1, 2020 and concluded on December 31, 2020.

Note 6 – Stock-Based Compensation, continued

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $1.05 and $1.11 for the nine months ended September 30, 2021 and 2020, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the plan of $76,814 and $96,056 for the three months ended September 30, 2021 and 2020, respectively, and the Company recognized compensation expense for the plan of $194,781 and $180,191 for the nine months ended September 30, 2021 and 2020, respectively.

The Company estimated the fair value of ESPP purchase options granted during the nine months ended September 30, 2021 and 2020 using the Black-Scholes option pricing model. The fair values of ESPP purchase options granted were estimated using the following assumptions:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Stock price	$1.80 - $2.78	$1.77 - $2.96
Dividend yield	0%	0%
Expected volatility	95% - 143%	61% - 182%
Risk-free interest rate	0.05% - 0.09%	0.17% - 1.57%
Expected life	6 months	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September,
	2021	2020	2021	2020
Stock options	$284,994	$–	$284,994	$–
RSUs	1,010,990	1,876,686	4,571,726	6,227,105
PSUs	843,741	–	3,539,588	(88,348)
ESPP	76,814	96,056	194,781	180,191
Total	$2,216,539	$1,972,742	$8,591,089	$6,318,948

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,207,415	$922,858	$4,873,925	$3,055,885
Sales and marketing	565,367	385,171	2,046,728	1,189,964
General and administrative	158,763	664,713	1,385,442	2,073,099
Severance expense	284,994	–	284,994	–
Total	$2,216,539	$1,972,742	$8,591,089	$6,318,948

Note 7 – Related Party Transactions

In November 2016, the Company and Dialog entered into an alliance agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of September 30, 2021, none of the warrants remain outstanding. As of September 30, 2021, Dialog owns approximately 2.8% of the Company’s outstanding common shares. The Company recorded $0 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $0 and $0 in for the nine months ended September 30, 2021 and 2020, respectively, in royalty revenue. Additionally, the Company recorded $0 and $0 in contract services revenue performed for Dialog during the three months ended September 30, 2021 and 2020, respectively, and the Company recorded $0 and $130,000 in contract services revenue performed for Dialog during the nine months ended September 30, 2021 and 2020, respectively. The Company recorded $0 and $0 in cost of services revenue associated with contract services performed for Dialog during the three months ended September 30, 2021 and 2020, respectively, and the Company recorded $0 and $126,539 in cost of services revenue associated with contract services performed for Dialog during the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company incurred $225,000 and $0 in chip development expense from Dialog, during the three months ended September 30, 2021 and 2020, respectively, and the Company incurred $408,000 and $0 in chip development expense from Dialog during the nine months ended September 30, 2021 and 2020, respectively.

On September 20, 2021, the Company was notified by Dialog, recently acquired by Renesas Electronics Corporation, that it was terminating the strategic alliance agreement between the Company and Dialog.

Note 8 – Customer Concentrations

Two customers accounted for approximately 61% of the Company’s revenue for the three months ended September 30, 2021, and four customers accounted for approximately 81% of the Company’s revenue for the three months ended September 30, 2020. Four customers accounted for approximately 62% of the Company’s revenue for the nine months ended September 30, 2021, and three customers accounted for approximately 78% of the Company’s revenue for the nine months ended September 30, 2020. Two customers accounted for approximately 70% of the accounts receivable balance as of September 30, 2021. Four customers accounted for approximately 92% of the accounts receivable balance as of December 31, 2020.

Note 9 – Subsequent Events

On October 4, 2021, the Company filed with the Securities and Exchange Commission (“SEC”) a prospectus supplement covering the issuance and sale of shares of the Company’s common stock having an aggregate offering price up to $35,000,000 pursuant to the Company’s at-the-market offering program (the “ATM”).

As of October 31, 2021, the Company has sold 12,229,433 shares for gross proceeds of $27,911,873 under the ATM, and a net of $27,060,301 after approximately $851,572 in broker commissions and issuance costs.

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

Overview

We have developed our WattUp® wireless power technology, consisting of proprietary semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities, including near field wireless charging and at-a-distance wireless charging at various distances. We believe our proprietary WattUp technologies are well suited for many applications, including building and home automation, electronic shelf labels, industrial IoT sensors, surface and implanted medical devices, tracking devices, hearables, wearables, consumer electronics and public safety applications. Potential future applications include smartphones, commercial and industrial robotics, as well as automotive solutions and other devices with charging requirements that would otherwise require battery replacement or a wired power connection.

We believe our technology is innovative in its approach, in that we are developing solutions that charge electronic devices with an RF energy zone. We are developing solutions that deliver wire-free energy for near field charging applications and are also developing at-a-distance charging for distances up to 15 feet and beyond, some of which involve mobility charging.

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

We have engagements with companies in the consumer electronics (CE), industrial and medical device markets that are in the both evaluation and product cycle pre-production stages of integrating WattUp-technology into devices being developed for the end-user. The first end product featuring our technology entered the market in 2019 and we expect additional WattUp enabled products to be announced as we move our business forward. The first end product featuring our technology entered the market in 2019 and we expect our one Watt Powerbridge enabled transmitters to begin shipping for commercial IOT applications in the fourth quarter of 2021.

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

Our technology solution consists principally of transmitter controller ICs, power amplifier ICs and receiver ICs, as well as novel antenna designs, application prototypes and proprietary software algorithms. We submitted our first IC design for wafer fabrication in 2013 and since then have developed subsequent generations of transmitter and receiver ICs, antenna designs, and software algorithms.  We have endeavored to optimize our technology by reducing size and cost, while at the same time increasing performance which enables our designs to be integrated into a broad range of devices. We have developed a “building block” approach that allows us to scale our product implementations by combining multiple transmitter building blocks or multiple receiver building blocks to meet the power, distance, size and cost requirements of customer applications requirements. Our technology is readily scalable because the same ICs that are used for contact-based charging can be used for distance-based charging solutions. We have developed two classes of chip solutions, a CMOS-based technology focused on low cost, small footprint and low power (1 watt) and a GaAs/GaN-based technology capable of delivering higher power (greater than 1 watt) with greater efficiency. We intend to continue to invest in improving product performance, efficiency, cost-performance, integration and miniaturization as required to reach multiple markets and expand the power-at-a-distance ecosystem, while maintaining a technology lead on potential competitors.

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

We maintain the rights to all intellectual property in our technology. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of October 31, 2021, the Energous IP portfolio contained over 200 awarded patents in the United States, which are organized along five (5) critical paths to implementation that we believe a competitor may have to navigate to commercialize WPT technology. The paths are: Processing Algorithms, Antenna Designs, Transmitter and Receiver ASICs, Other Software Controls (e.g., Bluetoothâ Management and Hardware (e.g., Board Layout). In addition to the inventions covered by these patents, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and pursue those that we believe are most protective for our business and expand the core value of the Company.

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

On September 20, 2021, the Company was notified by Dialog, recently acquired by Renesas Electronics Corporation, that it was terminating the Alliance Agreement between the Company and Dialog. There is a wind down period included in the Alliance Agreement which will conclude in September 2024. During the wind down period, the Alliance Agreement’s terms will continue to apply to the Company’s products that are covered by certain existing customer relationships, except that the parties’ respective exclusivity rights have terminated.

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

The COVID-19 pandemic has delayed adoption of our technology by potential customers who have experienced workforce and supply chain disruptions, and who continue to evaluate their future prospects and business models, including partnerships with us. For example, in one case, the pandemic delayed the spring launch of a new product that incorporates our technology. Further delays in this or other products could result from the ongoing pandemic.  These changes are due in part to changes in how business is conducted as a result of the pandemic, including state executive orders, local shelter-in-place orders, government-imposed quarantines and work-from-home policies in China, the United States, and elsewhere. We have implemented work-from-home policies for our employees that will likely be in place through the end of the year and possibly longer. The effects of state executive orders, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies  could negatively impact productivity, disrupt our research and development or other operations, and delay the planned launch of our customers’ new products that incorporate our technology, the magnitude of which will depend, in part, on the length and severity of the continuing restrictions and other limitations on our ability to conduct our business in the ordinary course.  Several vaccines have been approved for use since the fourth quarter of 2020, with vaccination rates increasing through early 2021. Several new variants of COVID-19 have emerged including the “delta” variant, which is now widespread, and are reported by health authorities to be more transmissible than other variants. Vaccines approved to date have lower efficacy in combating the transmission of some of these new variants, though vaccines appear to protect against severe illness. Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity are still uncertain as of the date of this report.

Critical Accounting Policies and Estimates

Revenue Recognition

We follow Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (Topic 606).

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

Our revenue currently consists of product development projects revenue and royalty revenue from Dialog. We also provided contract services for Dialog in 2020.

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

We recognized contract services revenue from Dialog over a period of time as the services are performed. The costs associated with this revenue were recognized as the services were performed and were included in cost of services revenue.

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

Three Months Ended September 30, 2021 and 2020

Revenue.  During the three months ended September 30, 2021 and 2020, we recorded revenue of $201,364 and $61,500, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing, general and administrative expenses, severance expense and cost of services revenue. Losses from operations for the three months ended September 30, 2021 and 2020 were $12,465,361 and $7,560,058, respectively.

Research and Development Costs.  Research and development costs were $4,737,159 and $4,003,642, respectively, for the three months ended September 30, 2021 and 2020. The increase of $733,517 is primarily due to a $317,652 increase in chip design, engineering supplies and components, a $296,335 increase in compensation, consisting of a $284,557 increase in stock-based compensation from the recognition of performance share units (“PSU”) award expense and an $11,778 increase in payroll costs and a $68,824 increase in legal fees associated with patents and intellectual property.

Sales and Marketing Costs.  Sales and marketing costs for the three months ended September 30, 2021 and 2020 were $1,922,128 and $1,500,068, respectively. The increase of $422,060 is primarily due to a $291,918 increase in compensation, consisting of a $180,196 increase in stock-based compensation from the recognition of performance share units (“PSU”) award expense and a $111,722 increase in payroll costs, a $46,745 increase in marketing and promotional expense and a $23,838 increase in public relations, consulting and third party services.

General and Administrative Expenses.  General and administrative costs for the three months ended September 30, 2021 and 2020 were $1,990,266 and $2,117,848, respectively. The decrease of $127,582 is primarily due to a $495,425 decrease in compensation, consisting of an $505,950 decrease in stock-based compensation, primarily due to equity awards becoming fully vested during the previous year and from forfeited equity awards, offset by a $10,525 increase in payroll costs, a $180,198 decrease in annual stockholder meeting costs and stock transfer fees as a result of a special shareholder’s meeting being held during the third quarter of 2020, partially offset by a $241,154 increase in recruiting fees, a $208,988 increase in legal and accounting fees, a $57,169 increase in insurance premiums and a $51,348 increase in investor relations, consulting and third party services.

Severance Expense. Severance expense for the three months ended September 30, 2021 was $4,017,172 from the separation agreement of former President and Chief Executive Officer, Stephen Rizzone, consisting of expected cash payments and estimated payroll taxes of $3,732,178 and stock-based compensation of $284,994 from the extension of the exercise period for his stock options.

Interest Income. Interest income for the three months ended September 30, 2021 was $835 as compared to interest income of $3,221 for the three months ended September 30, 2020. The decrease of $2,386 is primarily due to lower savings interest rates.

Net Loss. As a result of the above, net loss for the three months ended September 30, 2021 was $12,464,526 as compared to $7,556,837 for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 and 2020

Revenue.  During the nine months ended September 30, 2021 and 2020, we recorded revenue of $531,389 and $237,350, respectively.

Operating Expenses and Loss from Operations.  Operating expenses are made up of research and development, sales and marketing, general and administrative expenses, non-recurring severance expense and cost of services revenue. Losses from operations for the nine months ended September 30, 2021 and 2020 were $32,009,987 and $24,426,373, respectively.

Research and Development Costs.  Research and development costs were $15,432,097 and $12,909,378, respectively, for the nine months ended September 30, 2021 and 2020. The increase of $2,522,719 is primarily due to a $1,947,909 increase in compensation, consisting of a $1,818,040 increase in stock-based compensation from the recognition of PSU award expense and $129,869 increase in payroll costs, a $562,460 increase in engineering supplies, components and chip development costs due to project timing, a $98,606 increase in consulting and third-party services expense and a $68,891 increase in regulatory testing, partially offset by a $112,522 decrease in rent expense and a $96,989 decrease in depreciation.

Sales and Marketing Costs.  Sales and marketing costs for the nine months ended September 30, 2021 and 2020 were $6,157,697 and $4,386,881, respectively. The increase of $1,770,816 is primarily due to a $1,424,508 increase in compensation, consisting of an $856,764 increase in stock-based compensation from the recognition of PSU award expense and a $567,743 increase in payroll costs from a higher headcount within the department, a $110,124 increase in legal fees pertaining to marketing and trademarks, a $108,799 increase in marketing and promotional costs, a $91,015 increase in public relations, consulting and third-party services expense and a $58,398 increase in engineering supplies used by the sales and marketing staff for customer demonstrations.

General and Administrative Expenses.  General and administrative costs for the nine months ended September 30, 2021 and 2020 were $6,934,410 and $7,240,925, respectively. The decrease of $306,515 is primarily due to a $562,873 decrease in compensation, consisting of a $687,657 decrease in stock-based compensation, primarily due to equity awards becoming fully vested during the previous year and from forfeited equity awards, offset by a $124,784 increase in payroll costs, a $152,107 decrease in accounting and audit fees, an $80,334 decrease in board stipends, an $80,192 decrease in annual meeting costs, partially offset by a $241,184 increase in recruiting expense, $190,038 increase in insurance premiums and $161,384 increase in general corporate legal fees.

Severance Expense. Severance expense for the nine months ended September 30, 2021 was $4,017,172 from the separation agreement of former President and Chief Executive Officer, Stephen Rizzone, consisting of expected cash payments and estimated payroll taxes of $3,732,178 and stock-based compensation of $284,994 from the extension of the exercise period for his stock options.

Interest Income. Interest income for the nine months ended September 30, 2021 was $3,869 as compared to interest income of $67,134 for the nine months ended September 30, 2020. The decrease of $63,265 is primarily due to lower savings interest rates.

Net Loss. As a result of the above, net loss for the nine months ended September 30, 2021 was $32,006,118 as compared to $24,359,239 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

During the nine months ended September 30, 2021 and 2020, we recorded revenue of $531,389 and $237,350, respectively. We incurred net losses of $32,006,118 and $24,359,239 for the nine months ended September 30, 2021 and 2020, respectively. Net cash used in operating activities was $22,498,803 and $19,435,940 for the nine months ended September 30, 2021 and 2020, respectively. We are currently meeting our liquidity requirements through the proceeds from securities offerings that raised net proceeds of $53,556,202 during 2020, an at-the-market (“ATM”) offering during October 2021, proceeds from contributions to the employee stock purchase plan (“ESPP”), along with payments received from customers.

On October 4, 2021, the Company filed with the Securities and Exchange Commission (“SEC”) a prospectus supplement covering the issuance and sale of shares of the Company’s common stock having an aggregate offering price up to $35,000,000 pursuant to the Company’s at-the-market offering program (the “ATM”).

As of October 31, 2021, the Company has sold 12,229,433 shares for gross proceeds of $27,911,873 under the ATM, and a net of $27,060,301 after approximately $851,572 in broker commissions and issuance costs.

We believe our cash on hand as of September 30, 2021, together with anticipated revenues and with ATM financing during October 2021, will be sufficient to fund our operations into November 2022. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we may pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing would be available on terms that we would find acceptable, or at all.

During the nine months ended September 30, 2021, cash flows used in operating activities were $22,498,803, consisting of a net loss of $32,006,118, less non-cash expenses aggregating $9,391,389 (principally stock-based compensation of $8,591,089, decrease in amortization of operating lease right-of-use assets of $594,089 and depreciation and amortization expense of $195,361) and a $1,102,832 increase in accrued severance expense, partially offset by a $636,984 decrease in operating lease liabilities, a $174,606 decrease in accounts payable, a $111,683 increase in accounts receivable and a $72,074 increase in prepaid expenses and other current assets.

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

During the nine months ended September 30, 2021 and 2020, cash flows used in investing activities were $310,718 and $7,302, respectively. The cash used in investing activities for the nine months ended September 30, 2021 consisted of the new website, as well as the purchases of new testing equipment and engineering software. The cash used in investing activities for the nine months ended September 30, 2020 consisted of the purchase of new lab equipment.

During the nine months ended September 30, 2021, cash flows provided by financing activities were $362,048, which consisted of entirely of proceeds from contributions to the ESPP. During the nine months ended September 30, 2020, cash flows provided by financing activities were $15,062,387, which consisted of $14,723,491 in net proceeds from the sale of shares of our common stock to the public in an ATM offering and $338,896 in proceeds from contributions to the ESPP.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended September 30, 2021. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2020 for a discussion of our exposure to market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of September 30, 2021, our principal executive and principal financial officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of September 30, 2021, we had an accumulated deficit of approximately $327 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of significant scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

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

Any outbreaks of contagious diseases and other adverse public health developments in countries where we, our customers and suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. For example, COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, manufacturing restrictions, declarations of states of emergency, business shutdown and restrictions on the movement of employees in China, the United States and many other countries. A majority of our potential customers have a significant dependence on the Chinese manufacturing and supply chain infrastructure. We believe the COVID-19 pandemic has delayed adoption of our technology by potential customers who temporarily shut down their workforce and supply chain based in China. In the United States, COVID-19 has resulted in travel and other restrictions in order to reduce the spread of the disease, including executive orders in California and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. As a result of these developments, we have implemented work-from-home policies for our employees that will likely be in place until at least the second half of 2021. The effects of state executive orders, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies could negatively impact productivity, disrupt our research and development or other operations and delay the planned launch of our customers’ new products that incorporate our technology, the magnitude of which will depend, in part, on the length and severity of the continuing restrictions and other limitations on our ability to conduct our business in the ordinary course. Several vaccines have been approved for use since the fourth quarter of 2020, with vaccination rates increasing through the year 2021. Several new variants of COVID-19 have emerged and may be more transmissible than other variants. Vaccines approved to date have lower efficacy in combating the transmission of some of these new variants, though vaccines appear to protect against severe illness. Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity are still uncertain as of the date of this report.

In addition, COVID-19 and any variants thereof, has resulted and may continue to result in a widespread health crisis that could contribute to increased market volatility and adversely affect the economies and financial markets of many countries, resulting in a global economic downturn that could affect interest in our products or demand by potential customers. Any of these events could materially and adversely affect our business, results of operations and financial condition. The extent of the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

Our strategic relationship with Dialog Semiconductor, a provider of electronics products, was terminated, and there can be no assurance that we will find a suitable replacement or be able to conduct the same activities internally.

We were party to a strategic alliance agreement with Dialog Semiconductor, a provider of electronics products, pursuant to which we licensed our WattUp technology to Dialog and it became the exclusive provider of our technology. We were informed that Dialog Semiconductor was acquired by the Japanese chipmaker, Renesas Electronics, and that Dialog, under the control of Renesas Electronics will not be continuing our relationship. Due to the termination of the strategic relationship with Dialog, we will be required to seek an arrangement with another strategic partner, a manufacturing partner, or to develop internal capabilities, which will require a commitment of management’s time and our financial resources to identify a new solution for our production and distribution. We may be unable to replace this agreement with one or more new strategic or manufacturing relationships or to develop internal capabilities to manufacture and sell our WattUp technology, which could result in manufacturing delays, increases in manufacturing or sales costs or reduced revenues.

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

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of a very small number of key executives. If we lose the services of any of these persons, we could be required to expend significant time and money in the pursuit of replacements, which may result in a delay in the implementation of our business plan and plan of operations, including in particular the result of the appointments of Cesar Johnston and William Mannina as acting chief executive officer and acting chief financial officer, respectively, following the retirement of our former chief executive officer and president, Stephen Rizzone, and the resignation of our chief financial officer, Brian Sereda in July 2021. We can give no assurance that we could find satisfactory permanent replacements for these individuals on terms that would not be unduly expensive or burdensome to us. We do not currently carry any key-person life insurance that would help us recoup our costs in the event of the death or disability of any of these executives.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of September 30, 2021, we cannot assure you that we will not identify any material weakness in our internal control in the future.

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

Item 2.  Sales of Unregistered Securities; Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amendment to lease dated September 22, 2021 by and between the Registrant and the Irvine Company, LLC (filed herewith)

31.1	Certification of Periodic Report by Acting Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a)/15d-14a

31.2	Certification of Periodic Report by the Chief Financial Officer (principal financial officer) pursuant to Rule 13a-14(a)/15d-14a

32.1	Certification of Periodic Report by Acting Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer) pursuant to U.S.C. Section 1350

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

ENERGOUS CORPORATION
(Registrant)

Date: November 15, 2021	By:	/s/ Cesar Johnston
		Name:	Cesar Johnston
		Title:	Acting Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ William Mannina
		Name:	William Mannina
		Title:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)