Form 10-K
period 2021-12-31
Energous Corp
filed 2022-03-23
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $0.00001 per share

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $174,934,763. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 14, 2022, there were 77,035,381 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2021. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Overview

We have developed our WattUp® wireless power technology, consisting of semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities to enable the next generation of wireless power networks, delivering power and data in a seamless device portfolio. This includes near field and at-a-distance wireless charging with multiple power levels at various distances. We believe our WattUp technologies will help facilitate the deployment of the growing IoT applications. According to the recent report of the International Data Corporation, or the IDC, titled “Worldwide Global DataSphere IoT Device and Data Forecast, 2021–2025,” the IoT market is forecasted to grow to 39.3 billion devices by 2025. The initial IoT applications that we are targeting are in the area of RF tags and electronic shelf labeling (“ESL”) for retail, industrial and healthcare markets.

We believe our technology is innovative in its approach, in that we are developing solutions that charge electronic devices using RF. To-date, we have developed multiple transmitters and receivers, including prototypes as well as partner production designs. The transmitters vary based on form factor, power specifications and frequencies, while the receivers support a myriad of applications including Bluetooth tracking tags, IoT sensors, ESLs, beacons, stock management devices, security cameras, handheld devices, smart automation, wearables, hearables, and more.

The first end product featuring our technology entered the market in 2019. We started shipping our first at-a-distance WattUp PowerBridge enabled transmitters for commercial IoT applications in the fourth quarter of 2021, and we expect additional WattUp-enabled products to be announced as we move our business forward.

In December 2017, we announced the Federal Communications Commission, or the FCC certification of our first-generation WattUp Mid Field transmitter, which simultaneously powers multiple devices at a distance of up to three feet. This transmitter underwent rigorous, multi-month testing to verify that it met consumer safety and regulatory requirements. We believe this was the first certification of a Part 18 FCC-approved non-contact wireless charging transmitter, and that it establishes engineering design precedents that can streamline future regulatory approvals for our technology and for our customers’ end-products that employ our technology. In addition, in December 2021, we received FCC certification for unlimited distance charging.

Our technology solution consists principally of transmitter controller integrated circuits, or ICs, power amplifier ICs and receiver ICs, as well as novel antenna designs, application prototypes and proprietary software algorithms. We submitted our first IC design for wafer fabrication in 2013 and since then have developed subsequent generations of transmitter and receiver ICs, antenna designs, and software algorithms.  We have endeavored to optimize our technology by reducing size and cost, while at the same time increasing performance which enables our designs to be integrated into a broad range of devices. We have developed a “building block” approach that allows us to scale our product implementations by combining multiple transmitter building blocks or multiple receiver building blocks to meet the power, distance, size and cost requirements of customer applications requirements. Our technology is readily scalable because the same ICs that are used for contact-based charging can be used for distance-based charging solutions. We have developed two classes of chip solutions, a CMOS-based technology focused on low cost, small footprint and low power (1 watt) and a GaAs/GaN-based technology capable of delivering higher power (greater than 1 watt) with greater efficiency. We intend to continue to invest in improving product performance, efficiency, cost-performance, integration, regulatory approval and miniaturization as required to reach multiple markets and expand the power-at-a-distance ecosystem, while maintaining a technology lead on potential competitors.

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

We maintain the rights to all intellectual property in our technology. We have implemented a comprehensive intellectual property strategy and are continuing to pursue patent protection for all key innovations. As of December 31, 2021, the Energous IP portfolio contained over 200 awarded patents in the United States, which are organized along five (5) critical paths to implementation that we believe a competitor may have to navigate to commercialize WPT technology. The paths are: Processing Algorithms, Antenna Designs, Transmitter and Receiver ASICs, Other Software Controls (e.g., Bluetoothâ Management and Hardware (e.g., Board Layout). In addition to the inventions covered by these patents, we have also identified specific inventions that we believe are novel and patentable. We intend to file for patent protection for the most valuable of these, and for other inventions that we expect to develop. This is a significant annual expense, and we continually monitor the costs and benefits of each patent application and pursue and maintain those that we believe are most protective for our business and expand our core value.

Our seasoned management team has both private and public company experience, as well as relevant industry experience. In addition, our team consists of key engineering talents in the areas of IC development, antenna development, hardware, software and firmware engineering as well as integration and testing, which will allow us to continue to expand our technology and intellectual property and to meet our customers’ support requirements.

In November 2016 we entered into a Strategic Alliance Agreement with Dialog Semiconductor plc (“Dialog”), an industry leader in Bluetooth low energy semiconductors and power management semiconductors. In conjunction with the Strategic Alliance Agreement, Dialog was the exclusive distributor of our integrated circuit (“IC”) products and provided sales and chip operations support to customers on a global basis.

On September 20, 2021, we were notified by Dialog, that it was recently acquired by Renesas Electronics Corporation and that it was terminating the Strategic Alliance Agreement, or the Alliance Agreement, between us and Dialog. The Alliance Agreement allows for a transition and separation period which will conclude in or prior to September 2024. During the wind down period, the Alliance Agreement’s terms will continue to apply to the Company’s products that are covered by certain existing customer relationships, except that the parties’ respective exclusivity rights have terminated. As a result of the termination, we have been developing our own internal capabilities, as well as developing a network of contract manufacturers.

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

Our Business Strategy

We believe that a large market opportunity lies in wire-free low-power charging at-a-distance, which might develop as the Wi-Fi ecosystem developed. The goal is to ensure interoperability between transmitters and receivers that are based on our technology, regardless of who made them, installed them into finished goods, or marketed them. The implementation of previous ubiquitous solutions, such as Wi-Fi and Bluetooth, illustrates our goal. For example, Wi-Fi routers, regardless of their designer or manufacturer, work with Wi-Fi receivers installed in consumer electronics, regardless of manufacturer. We endeavor to:

•	Build multiple ICs to advance the technology;
•	Develop, license and manufacture a complete Transmitter solution to enable WPN growth;
•	Develop reference designs to reduce early adopter risks, enable easier integration at lower costs and foster adoption;
•

Continue to build additional value by converging networking, power and data to provide smarter vertical solution in retail, industrial and healthcare through our WattUp PowerBridge products designed for powering next generation IoT. First target applications include electronic shelf labels (ESLs) and RF tags;

•	Partner with leading technology and systems companies;
•	Provide game-changing benefits to the consumer in terms of utility and convenience;
•	Develop and execute on a strategy to gain global regulatory approval for ubiquitous unlimited distance charging; and
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

To engage with potential customers of the WattUp IC’s, we offer the Developer Kits consisting of a transmitter and a receiver along with the enabling software to allow potential strategic partners to test the technology in their labs. The kits form a base “building block” component that is scalable to meet the needs of specific applications. We are developing processes and support capabilities to assist potential customers as they evaluate the technology and develop specific designs to incorporate it.

To validate our technology, we originally sought out customers that were smaller, more nimble early adopters with relatively short product cycles and the ability to ship fully integrated WattUp enabled devices to the consumer as quickly as possible. At the same time, we began to engage with larger, top tier customers with the ability to ship WattUp enabled consumer and IoT devices in mass quantities. We are also engaged with companies that have much longer product cycles in multiple vertical markets.

Since we are developing a new electronics charging paradigm, we expect many operational details of our strategy to continue to evolve as our technology matures, engineering breakthroughs occur and new partner collaborations are formed.

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

The COVID-19 pandemic has delayed adoption of our technology by potential customers who have experienced workforce and supply chain disruptions, and who continue to evaluate their future prospects and business models, including partnerships with us. Further delays in this or other products could result from the ongoing pandemic.  These changes are due in part to changes in how business is conducted as a result of the pandemic, including state executive orders, local shelter-in-place orders, government-imposed quarantines and work-from-home policies in China, the United States, and elsewhere around the world. We have implemented moderated work-from-home policies for our employees that will likely be in place through the end of 2022 and possibly longer. The effects of state executive orders, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies  could negatively impact productivity, disrupt our research and development or other operations, and delay the planned launch of our customers’ new products that incorporate our technology, the magnitude of which will depend, in part, on the length and severity of the continuing restrictions and other limitations on our ability to conduct our business in the ordinary course. Several vaccines have been approved for use since the fourth quarter of 2020, with vaccination rates increasing over 2021 and through early 2022. Several new variants of COVID-19 have emerged, and were reported by health authorities to be more transmissible than other earlier variants. Vaccines approved to date have lower efficacy in combating the transmission of some of these new variants, though vaccines appear to protect against severe illness. Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity, mainly due to supply chain shortages, are still uncertain as of the date of this report.

Our Technology

The WattUp® technology enables wireless charging at contact as well as charging over the air, depending on application. An award-winning, RF-based, scalable technology, WattUp transforms the way electronic devices are charged and powered. WattUp® differs from older, rigid wireless charging systems because it supports charging in a variety of ways depending on the device and application.

Figure 1 below shows the current IC product line for Energous:

Energous Chips & Modules for Wireless Power Networks

energous
EN4100

EN4100 Transmitter

• EN4100 is a highly integrated System-on-Chip WattUp® RF-transmitter IC designed to provide optimal charging of WattUp® receiver devices energous
EN2210

OR

energous
EN2223

EN 2210 & EN2223 Receivers

• EN2210 and EN2223 feature four RF-to-DC receiver paths, allowing connection of 1 to 4 antennas dependent upon desired power and antenna area available energous
EN3210

EN3210 Power Amplifier

• EN3210 is a high power, high efficiency CMOS RF power amplifier that, together with the WattUp® wireless power transmitter EN4100, is designed to provide optimal charging of WattUp® receiver devices energous
EN3913M

energous
EN3921

EN3913M Power Amplifier Module & EN3921 Power Amplifier Controller

• EN3913M is a highly efficient, GaN power amplifier that delivers up to 38dBm of output power

• EN3921 supports biasing, monitoring and dynamic control

WattUp®

By Energous Corporation

Our small form factor antennas and one transmitter to many receivers capabilities represent significant advantages over RF-beamforming transmitters, which are larger, and higher cost WPT implementations. Our current generation ICs have significantly reduced the size and cost of both transmitter technology and our receiver technology, and products under development are designed to further reduce size and cost.  In addition, our ICs are designed for both lower-power and higher-power applications, efficiency and faster synchronization, while working within the constraints of multiple international regulatory environments.

In 2021 we began to leverage the growing ecosystem of investments made by a number of IoT leaders. While participating at the CES 2022, we demonstrated the world’s first IoT Wireless power network connecting Juniper Mist WiFi Access Points to multiple WattUp PowerBridge transmitters at 1W and 5W. We showed charging receiver device interoperability by simultaneously powering RF tags from Wiliot controlled by their Sensing as a Service Cloud Software, ESL tags using e-Peas devices, an IoT Device using Atmosic’s BLE chips, and network edge computing, driven by Syntiant’s Artificial Intelligence voice recognition technology all of which were managed by WattUp Software.

Figure 2 below shows the block diagram for our 1W WattUp PowerBridge Transmitter

In 2020, we released our WattUp PowerHub Developer Kit, which enables manufacturers to easily integrate charging-over-the-air technology into their products such as smart speakers, gaming consoles, access points and other devices to enable over-the-air charging of devices such as fitness bands, smartwatches, hearables, smart glasses, medical devices and more.

Figure 3 below shows the WattUp PowerHub

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

Our Competition

Competing methods for charging battery-powered devices include wall plug-in charging, inductive charging, magnetic resonance charging and more. To our knowledge, almost all consumer electronics equipped with a rechargeable battery come bundled with a charging method, such as a power cord. Studies indicate that consumers prefer wire-free, or untethered, charging solutions such as our WattUp technology. We believe the advantages of our WattUp technology including size, cost, mobility, foreign object detection and portability coupled with the unique capability to charge devices both on contact as well as at-a-distance in a fully compatible ecosystem will foster broad adoption of the technology over time.

A variety of wireless charging technologies are on the market or under development today. These competitive technologies fall into the following categories:

Inductive Coil Charging. Inductive coil charging uses a magnetic coil to create resonance, which can transmit energy over very short distances. Essentially this is a contact technology whereby the transmitter and receiver need to be closely aligned to charge. Power is delivered as a function of coil size (the larger the coil, the more power), and coils must be directly paired (one receiver coil to one transmitter coil = directly coupled pair).  Products utilizing magnetic induction have been available for 10+ years in products such as rechargeable electronic toothbrushes.

Magnetic Resonance. Magnetic resonance is similar to magnetic induction, as it uses magnetic coils to transmit energy. This technology uses coils that range in size depending on the power levels being transmitted. It has the ability to transmit power at distances up to ~11 inches (30cm) which can be increased with the use of resonance repeaters It also has more flexibility of placement than Magnetic.

Energy Harvesting. There are multiple companies looking at harvesting energy that may be present in certain environments. The energy harvested may come from a variety of sources, including Solar, Kinetic and Passive RF. Passive RF harvesting refers to using antennas and devices to harvest RF that may already be present in an environment, such as Wi-Fi, mobile phones, cordless phones and other RF emitting devices.

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

Transmitter Target Markets

Transmitters are devices that broadcast RF energy that can be accessed by WattUp-enabled receivers in consumer electronics. We believe our transmitter technology will be developed and released in three basic categories:

•	Stand-alone transmitters that are either sold independently or bundled as part of a pairing with WattUp-enabled receiver devices;
•	Transmitters that are integrated into third party industrial, medical and enterprise devices; and
•	Transmitters that could be integrated into Bridge and Wi-Fi routers to form a single device that provides both connectivity and wire-free power for a particular area.

We plan to release stand-alone and integrated transmitter technology in three categories:

WattUp Near Field Transmitters:

Because of its advantages over other forms of contact-based wireless charging, including incorporation into multiple form factors and potential compatibility with future distance transmitters, we expect transmitters using our WattUp Near Field technology to be the first WattUp enabled transmitter products on the market. These contact-based charging solutions are ideally suited for many electronic devices in both consumer and industrial markets such as wearables, IoT devices and other small electronics that require a small form factor receiver and a low-cost charging solution. They are also suitable for larger, more power-hungry devices such as smart watches and tablets. Initially these transmitters will be one-to-one (one transmitter to one receiver), with future versions being single transmitters for multiple receivers.

WattUp Mid Field Transmitter

We expect that transmitters using our WattUp Mid Field technology, which we refer to as the WattUp PowerHub, will be geared to consumer desktop and industrial and medical markets and for charging at a range of a few centimeters to one meter. We also intend for the WattUp PowerHub transmitters to have tracking ability to support mobile applications and multiple receiving devices. WattUp PowerHub transmitters may include small transmitters designed to power industrial, medical, consumer electronics and IoT devices. The same technology may also be integrated into third party devices such as smart speakers, computer monitors, nightstand consumer electronics, accessories such as low voltage portable battery chargers and integrated automotive applications, as well as additional industrial, medical, and public safety applications.

WattUp Far Field Transmitters:

Transmitters based on WattUp Far Field technology, which we refer to as the WattUp PowerBridge, are expected to provide low power charging for multiple devices with the capability of extending the range through the deployment of multiple WattUp PowerBridges. We expect that WattUp PowerBridge transmitters will have the ability to broadcast wireless power creating a sphere of power within which WattUp enabled receiving devices can be charged.  WattUp PowerBridge transmitters may play a significant role in the charging low power IoT devices in fixed locations – such as electronic shelf labels, RF tags, security cameras and sensors.

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

WattUp PowerBridges:

We see the combination of wireless power router and the wireless bridges as a natural integration point and a synergistic application of both technologies. WattUp PowerBridges provide the bridge to Wi-Fi, 5G and other Wide Area network technologies while also providing wireless power to in-range receiver devices. WattUp PowerBridges share a number of technical characteristics with Wi-Fi routers in that; (1) both devices operate in the airwaves in the unlicensed industrial, scientific and medical bands, (2) both devices owe their success to the utility and convenience they bring to the consumer, (3) both devices rely on antennas, and (4) both devices “pair” or provide hand off capabilities which allow for networks to provision large sites.

Receiver Target Markets

We believe there are many potential uses for our receiver technology, including:

•	IOT devices including asset trackers, sensors, retail displays, security devices
•	Smart Home, Medical, Industrial, and other Sensors
•	Electronic shelf labels
•	Logistics and asset tracking tags and sensors

•Peripheral devices such as computer mice and keyboards

•	Remote controls
•	Rechargeable lights
•	Gaming consoles and controllers
•	Hearing aids
•	Rechargeable batteries
•	Automotive accessories

•Smart textiles

•	Wearables
•	Medical devices

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

Our Intellectual Property

Our most valuable asset is our intellectual property. This includes U.S. and foreign patents, patent applications and know-how. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of March 10, 2022, the Energous IP portfolio contained over 200 issued patents organized along five (5) critical paths to implementation that we believe a competitor may have to navigate to commercialize WPT technology. The paths are: Processing Algorithms, Antenna Designs, Transmitter and Receiver ASICs, Other Software Controls (e.g., Bluetoothâ Management and Hardware (e.g., Board Layout). Further, we have additional pending patent applications in the U.S. and abroad. We intend to file for patent protection for the most valuable of our inventions, as well as for other new inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and issued patent to ensure we pursue those that we believe are most protective for our business and expand our core value. So long as we make the business decision to continue paying maintenance and/or annuity fees, our issued patents have terms that would not expire earlier than 2030.

Government Regulation

Our wire-free charging technology involves the transmission of power using RF energy, which is subject to regulation by the FCC, international regulators and may be subject to regulation by other federal, state, local and international agencies. Our technology has been tested against U.S. and international safety requirements which has consistently demonstrated that our technology is safe. We continue to work with regulatory bodies to establish processes, standards and spectrum allocation to ensure devices incorporating WattUp technology can secure required domestic and international approvals.

As part of the regulatory approval process, devices incorporating the WattUp technology must obtain approvals under FCC Part 15 and/or FCC Part 18 in the U.S., depending on the specific application. Energous has received Part 15 and Part 18 FCC approvals for WattUp enabled products and has received regulatory approvals from many international agencies.

Current FCC Approvals for WattUp Technology

FCC ID	Description	Grant Date
2ADNG-MLA1599	Digital Transmission System Bluetooth Accessory 2.4GHz	12/30/2014
2ADNG-MT100	Close Coupled 5.8 GHz Charger Pad	05/24/2016
2ADNG-NF130	RF Wireless Charger and Receiver 5.8 GHz	05/02/2017
2ADNG-NF130	Digital Transmission System for Bluetooth 2.4 GHz	05/02/2017
2ADNG-MS300	Wireless Charger 913 MHz	12/26/2017
2ADNG-MS300	Digital Transmission System for Bluetooth 2.4 GHz	12/26/2017
2ADNG-MS300A	WPT Client Device 913 MHz	01/05/2018
2ADNG-MS300A	Digital Transmission System WPT Client Device with BLE 2.4 GHz	01/05/2018
2ADNG-NF230	RF Wireless Charger 918 MHz	04/09/2018
2ADNG-NF230	Digital Transmission System for Bluetooth 2.4 GHz	04/09/2018
2ADNG-NF330	RF Wireless Charger 918MHz	07/29/2019
2ADNG-NF330	Digital Transmission System for Bluetooth 2.4 GHz	07/29/2019
2ADNG-MS550	RF Wireless Charger 918MHz	04/21/2020
2ADNG-MS550	Digital Transmission System for Bluetooth 2.4 GHz	04/21/2020
2ADNG-MS550	RF Wireless Charger 918MHz	09/30/2020
2ADNG-MS550	Digital Transmission System for Bluetooth 2.4 GHz	09/30/2020
2ADNG-VN15	RF Wireless Charger 918MHz	10/19/2021
2ADNG-VN15	Digital Transmission System for Bluetooth 2.4 GHz	10/19/2021
2ADNG-VN1810	RF Wireless Charger 918MHz	11/30/2021
2ADNG-VN1810	Digital Transmission System for Bluetooth 2.4 GHz	11/30/2021
2ADNG-VN25	RF Wireless Charger 918MHz	01/14/2022
2ADNG-VN25	Digital Transmission System for Bluetooth 2.4 GHz	01/14/2022

In 2021, we announced completion of the regulatory process for our WattUp PowerBridge wireless charging technology in US, Canada, Europe and India, for unlimited distance wireless charging. As of March 10, 2022, products integrating WattUp® technology had received international regulatory approvals in 112 countries.

Manufacturing

As a fabless semiconductor company in the research and development stage, we foresee our manufacturing strategy to follow an outsourced manufacturing process. We are engaged with contract manufacturing partners in the United States and internationally.

Human Capital

As of March 10, 2022, we had 48 full-time employees, 38 of whom are Engineers. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants, including technical advisors, on an as-needed basis for their technical expertise. Consultants and technical advisors provide us with expertise in electrical engineering, software development, market research and accounting.

We are committed to maintaining a workplace free from discrimination and harassment on the basis of color, race, gender, age, disability, sexual orientation, religion, expression, or any other status protected by applicable law. Our management and employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace.

Seasonality

The industrial markets for which we are involved have minimal seasonal impact. The consumer markets for the commercial products that we anticipate our technology can be used in vary in their seasonal impact. Overall, we do not foresee a material seasonal impact to our revenue at this time.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Annual Report on Form 10-K. We are subject to many risks and uncertainties that may harm our business, prospects, results of operations and financial condition. This discussion highlights some of the risks and uncertainties that might adversely affect our business, prospects, results of operations and financial condition in material ways. We believe that these are the most important risks and uncertainties that we face. We cannot be certain that we will successfully address these risks and uncertainties, and if we are unable to address them, our business may not grow, our stock price may suffer and you could lose all or part of your investment in us. Other risks and uncertainties that we have not yet identified, that we do not currently consider to be material, or that are similar to risks faced by other companies in our industry may also impair our business, prospects, results of operations and financial condition. The risks discussed below include forward-looking statements, and our actual results may differ substantially from what is in these forward-looking statements.

Risks Related to Our Financial Condition

We have no history of generating meaningful product revenue, and we may never achieve or maintain profitability.

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of December 31, 2021, we had an accumulated deficit of approximately $336 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and, if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of sufficient scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

We will likely need additional financings to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We may not have sufficient funds to fully implement our long-term business plans. It is likely that we will need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of any substantial revenue being earned for such products. Such financings could include equity financing, which may be dilutive to our current stockholders, and debt financing, which could restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of economic conditions, general global economic uncertainty (including as a result of actual or perceived disruption caused by COVID-19, including the “delta”, “omicron” or any other variants, or other infectious diseases), political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

Risks Related to Our Technology and Products

We may not be able to develop all the features we seek to include in our technology.

We have developed commercial products, as well as working prototypes, that utilize our technology. Additional features and performance specifications we seek to include in our technology have not yet been developed. For example, some customer applications may require specific combinations of cost, footprint, efficiencies and capabilities at various frequencies, charging power levels and distances. We believe our research and development efforts will yield additional functionality and capabilities over time. However, there can be no assurance that we will be successful in achieving all the features we are targeting, and our inability to do so may limit the appeal of our technology to consumers.

We may be unable to demonstrate the commercial feasibility of the full capability of our technology.

We have developed both commercial products and working prototypes that use our technology at differing power levels and charging distances, but additional research and development is required to realize the potential of our technology for applications at increasing power levels and distances that can be successfully integrated into commercial products. Research and development of new technologies is, by its nature, unpredictable.  We could encounter unanticipated technical problems, the inability to identify products utilizing our technology that will be in demand with customers, getting our technology designed into those products, designing new products for manufacturability, regulatory hurdles and achieving acceptable price points for final products. Although we intend to undertake development efforts with commercially reasonable diligence, there can be no assurance that our available resources will be sufficient to enable us to develop our technology to the extent needed to create future revenues to sustain our operations.

Our technology must satisfy customer expectations and be suitable for use in consumer applications. Any delays in developing our technology that arise from factors of this sort would aggravate our exposure to the risk of having inadequate capital to fund the research and development needed to complete development of these products. Technical problems leading to delays would cause us to incur additional expenses that would increase our operating losses. If we experience significant delays in developing our technology and products based on it for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail, and you could lose all or part of the value of your investment in our Company. If we fail to develop practical and economical commercial products based on our technology, our business may fail and you could lose all or part of the value of your investment in our stock.

The outbreak of health epidemics, such as COVID-19, has and may further adversely affect our business, results of operations and financial condition.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we, our customers and suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. For example, the COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, manufacturing restrictions, declarations of states of emergency, business shutdown and restrictions on the movement of employees in China, the United States and many other countries. A majority of our potential customers have a significant dependence on the Chinese manufacturing and supply chain infrastructure. We believe the COVID-19 pandemic has delayed adoption of our technology by potential customers who temporarily shut down their workforces and supply chains based in China or elsewhere around the world. In the United States, COVID-19 has resulted in travel and other restrictions in order to reduce the spread of the disease, including executive orders in California and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. As a result of these developments, we have implemented work-from-home policies for our employees. The effects of state executive orders, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies could negatively impact productivity, disrupt our research and development or other operations and delay the planned launch of our customers’ new products that incorporate our technology, the magnitude of which will depend, in part, on the length and severity of the continuing restrictions and other limitations on our ability to conduct our business in the ordinary course. Several vaccines have been approved for use since the fourth quarter of 2020, with vaccination rates increasing through the first quarter of 2022. Several new variants of COVID-19 have emerged and may be more transmissible than other variants. Vaccines approved to date have lower efficacy in combating the transmission of some of these new variants, though vaccines appear to protect against severe illness. Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity are still uncertain as of the date of this report.

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

For rechargeable devices that utilize our receiver technology, the technology may be embedded in a sleeve, case or other enclosure. For example, products such as remote controls or toys equipped with replaceable AA size or other batteries would need to be outfitted with enhanced batteries and other hardware enabling the devices to be rechargeable by our system. In each case, an end user would be required to retrofit the device with a receiver and may be required to upgrade the battery technology used with the device (unless, for example, compatible battery technology and a receiver are built into the device). These additional steps and expenses may offset the convenience of our products for users and discourage customers from licensing our technology. Such factors may inhibit adoption of our technology, which could harm our business. We have not developed an enhanced battery for use in devices with our technology, and our ability to enable use of our technology with devices that require an enhanced battery will depend on our ability to develop a commercial version of such a battery that could be manufactured at a reasonable cost. If a commercially practicable enhanced battery of this nature is not developed, our business could be harmed, and we may need to change our strategy and target markets.

Laboratory conditions differ from field conditions, which could reduce the effectiveness of our technology under development or other future products. Failures to move from laboratory to the field effectively would harm our business.

When used in the field, our technology may not perform as expected based on performance under controlled laboratory conditions. For example, in the case of distance charging, a laboratory configuration of transmission obstructions will be arranged for testing, but in consumer use receivers may be obstructed in many different and unpredictable ways. These conditions may significantly diminish the power received at the receiver or the effective range of the transmitter. The failure of products using our technology to meet the expectations of users in the field could harm our business.

Safety concerns and legal action by private parties may affect our business.

We believe that our technology is safe. However, it is possible that we could discover safety issues with our technology or that third-parties may raise concerns relating to RF-based charging in a similar manner as has occurred with some other wireless technologies as they were put into residential and commercial use, such as the safety concerns that were raised by some regarding the use of cellular telephones and other devices to transmit data wirelessly in close proximity to the human body. In addition, while we believe our technology is safe, users of our technology under development or other future products who suffer from medical ailments may blame the use of products incorporating our technology for the triggering or worsening of those ailments, as occurred with a small number of users of cellular telephones. A discovery of safety issues relating to our technology could have a material adverse effect on our business and any legal action against us claiming that our technology caused harm could be expensive, divert management attention and adversely affect us or cause our business to fail, whether or not such legal actions were ultimately successful.

Our industry is subject to intense competition and rapid technological change, which may result in technology that is superior to ours. If we do not keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our technology and products may become less useful or obsolete and our operating results will suffer.

The consumer electronics industry in general, and the charging segments in particular, are subject to intense competition and rapidly evolving technologies. Because products incorporating our technology are expected to have long development cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to demonstrate the advantages of our products and technologies over established alternatives and other emerging methods of power delivery. Traditional wall plug-in recharging remains an inexpensive alternative to our technology. Directly competing technologies such as inductive charging, magnetic resonance charging, conductive charging, ultrasound and other yet unidentified solutions may have greater consumer acceptance than the technology we have developed. Furthermore, some competitors may have greater resources than we have and may be better established in the market than we are. We cannot be certain which other companies may have already decided to or may in the future choose to enter our markets. For example, consumer electronics products companies may invest substantial resources in wireless power or other recharging technologies and may decide to enter our target markets. Successful developments of competitors that result in new approaches for recharging could reduce the attractiveness of our products and technologies or render them obsolete.

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render our technology or future products based on our technology obsolete. Many of our competitors have more corporate, financial, operational, sales and marketing resources than we have, as well as more experience in research and development. We cannot assure you that our competitors will not develop or market technologies that are more effective or commercially attractive than our products or that would render our technologies and products obsolete. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

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

We collect, process, store and transmit substantial amounts of information, including information about our customers. We take steps to protect the security and integrity of the information we collect, process, store and transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite such efforts. Security breaches, computer malware, computer hacking attacks and other compromises of information security measures have become more prevalent in the business world and may occur on our systems or those of our vendors in the future. Large Internet companies and websites have from time to time disclosed sophisticated and targeted attacks on portions of their websites, and an increasing number have reported such attacks resulting in breaches of their information security. We and our third-party vendors are at risk of suffering from similar attacks and breaches. Although we take steps to maintain confidential and proprietary information on our information systems, these measures and technology may not adequately prevent security breaches and we rely on our third-party vendors to take appropriate measures to protect the security and integrity of the information on those information systems. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. In addition, a party that is able to illicitly obtain a customer’s identification and password credentials may be able to access our customer’s accounts and certain account data.

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

We rely on email and other electronic means on communication to connect with our existing and potential customers. Our customers may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information or other personal information or to introduce viruses through Trojan horse programs or otherwise through our customers’ computers, smartphones, tablets or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through product improvements, spoofing and phishing may damage our brand and increase our costs. Any of these events or circumstances could materially adversely affect our business, financial condition and operating results.

Our strategic relationship with Dialog Semiconductor, a provider of electronics products, has been terminated, and there can be no assurance that we will find a suitable replacement or be able to conduct the same activities internally.

We were historically party to a strategic alliance agreement with Dialog Semiconductor, a provider of electronics products, pursuant to which we licensed our WattUp technology to Dialog and it became the exclusive provider of our technology. In November 2021, we were informed that Dialog Semiconductor was acquired by the Japanese chipmaker, Renesas Electronics, and that Dialog, under the control of Renesas Electronics would not be continuing our relationship. We have been developing our own internal capabilities, as well as developing a network of contract manufacturers and as a result of the termination we will be enhancing those capabilities. However, such development may take time which could result in manufacturing delays, increases in manufacturing or sales costs or reduced revenues.

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

If we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property are upheld as valid and enforceable and we are found to have infringed or violated the terms of a license to which we are a party, we could be prevented from selling any infringing products of ours unless we could obtain a license or were able to redesign the product to avoid infringement. If we are unable to obtain a license or successfully redesign, we might be prevented from selling our technology under development or other future products. If there is a determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, pay a settlement, or pay ongoing royalties, or be enjoined. In these circumstances, we may be unable to sell our products or license our technology at competitive prices or at all, and our business and operating results could be harmed.

We could become subject to product liability claims, product recalls, and warranty claims that could be expensive, divert management’s attention and harm our business.

Our business exposes us to potential liability risks that are inherent in the marketing and sale of products used by consumers. We may be held liable if our technology causes injury or death or is found otherwise unsuitable. While we believe our technology is safe, users could allege or possibly prove defects (some of which could be alleged or proved to cause harm to users or others) because we design our technology to perform complex functions involving RF energy, possibly in close proximity to users. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. The coverage limits of the insurance policies we may choose to purchase to cover related risks may not be adequate to cover future claims. If sales of products incorporating our technology increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could negatively affect our sales or require a change in the design or manufacturing process, any of which could harm our reputation, harm our relationship with licensors of our products, result in a decline in revenue and harm our business.

In addition, if a product that we or a strategic partner design is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we or our strategic partner may be required to notify regulatory authorities and/or to recall the product. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities into the products incorporating our technology, which could in turn result in required recalls, restrictions on the sale of such products or other penalties. The adverse publicity resulting from any of these actions could adversely affect the perceptions of our customers and potential customers. These investigations or recalls, especially if accompanied by unfavorable publicity, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

If we are not able to secure advantageous license agreements for our technology, our business and results of operations will be adversely affected.

We pursue the licensing of our technology as a primary means of revenue generation. Creating a licensing business relationship often takes substantial effort, as we expect to have to convince the counterparty of the efficacy of our technology, meet design and manufacturing requirements, satisfy marketing and product needs, and comply with selection, review, and contracting requirements. There can be no assurance that we will be able to gain access to potential licensing partners, or that they will ultimately decide to integrate our technology with their products. We may not be able to secure license agreements with customers on advantageous terms, and the timing and volume of revenue earned from license agreements will be outside of our control. If the license agreements we enter into do not prove to be advantageous to us, our business and results of operations will be adversely affected.

Risks Related to Regulation of Our Business

Domestic and international regulators may deny approval for our technology, and future legislative or regulatory changes may impair our business.

Our charging technology involves power transmission using radio frequency (RF) energy, which is subject to regulation by the Federal Communications Commission in the United States and by comparable regulatory agencies worldwide. It may also be subject to regulation by other agencies. Regulatory concerns include whether human exposure to radio frequency emissions falls below specified thresholds. Higher levels of exposure require separate approval.  For example, transmitting more power over a certain distance or transmitting power over a greater distance may require separate regulatory approvals. In addition, we design our technology to operate in a RF band that is also used for Wi-Fi routers and other wireless consumer electronics, and we also design it to operate at different frequencies as demanded for some customer applications. Applications at different frequencies may require separate regulatory approvals.  Efforts to obtain regulatory approval for devices using our technology are costly and time consuming, and there can be no assurance that requisite regulatory approvals will be forthcoming. If approvals are not obtained in a timely and cost-efficient manner, our business and operating results could be materially adversely affected. In addition, legal or regulatory developments could impose additional restrictions or costs on us that could require us to redesign our technology or future products, or that are difficult or impracticable to comply with, all of which would adversely affect our revenues and financial results.

Risks Related to Personnel

We are highly dependent on key members of our executive management team. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of a very small number of key executives. If we lose the services of any of these persons, we could be required to expend significant time and money in the pursuit of replacements, which may result in a delay in the implementation of our business plan and plan of operations. If necessary, we can give no assurance that we could find satisfactory permanent replacements for these individuals at all or on terms that would not be unduly expensive or burdensome to us. We do not currently carry any key-person life insurance that would help us recoup our costs in the event of the death or disability of any of these executives.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of December 31, 2021, we cannot assure you that we will not identify any material weakness in our internal control in the future.

We qualify as a “smaller reporting company” under new SEC rules such that we are not required to file an auditor attestation report. If we experience a material weakness in our internal controls, we may fail to detect errors in our financial accounting, which may require a financial statement restatement or otherwise harm our operating results, cause us to fail to meet our SEC reporting obligations or listing requirements of The Nasdaq Stock Market, or Nasdaq, adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

In addition, our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

You might lose all or part of your investment.

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

•

general economic conditions and perceptions of future economic growth prospectus in the economy at large, including as a result of the impact of the COVID-19 pandemic, including in particular the “delta” and “omicron” variants or global economic repercussions such as the Russia-Ukraine conflict and sanctions imposed by the United States and other countries;

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

As of December 31, 2021, we had a Federal net operating loss (“NOL”) carryforward of approximately $241,988,000. Under the U.S. Tax Code, NOLs arising in tax years ending on or before December 31, 2017 can generally be carried forward to offset future taxable income for a period of 20 years, and NOLs arising in tax years ending after December 31, 2017 can generally be carried forward indefinitely. Our ability to use our NOLs will be dependent on our ability to generate taxable income, and the NOLs that arose in tax years ending on or before December 31, 2017 could expire before we generate sufficient taxable income to take advantage of the NOLs. As of December 31, 2021, based on our history of operating losses it is possible that a portion of our NOLs will not be fully realizable.

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

Our stock is currently traded on Nasdaq, but we can provide no assurance that we will be able to maintain an active trading market on Nasdaq or any other exchange in the future, including if we no longer meet the applicable listing standards of Nasdaq. If an active market for our common stock is not maintained, or if we no longer qualify to be listed on Nasdaq, it may be difficult for our stockholders to sell or purchase shares on such a national securities exchange, or otherwise. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and impair our ability to acquire other companies or technologies by using our shares as consideration.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In 2014, we entered into a lease agreement for our corporate headquarters located at Northpointe Business Center, 3590 North First Street in San Jose, California. A new lease on this same property was signed in July 2019 for a term of three years starting from October 1, 2019. This space, with a total of 21,188 square feet, is used for our headquarters and for research and development efforts. In September 2021, we entered into a lease agreement for office space in Costa Mesa, CA which is utilized by our engineers residing in Southern California, starting from October 1, 2021 and has a total of 1,387 square feet.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on The Nasdaq Stock Market under the symbol “WATT” on March 31, 2014. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 10, 2022, there were 11 stockholders of record of our common stock, and we believe we have significantly more beneficial holders of our common stock.

Dividend Policy

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

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding the securities authorized for issuance under our equity compensation plans will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2022 Annual Meeting of Stockholders.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have developed our WattUp® wireless power technology, consisting of semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities to enable the next generation of wireless power networks, delivering power and data in a seamless device portfolio. This includes near field and at-a-distance wireless charging with multiple power levels at various distances. We believe our WattUp technologies will help facilitate the deployment of the growing IoT applications. According to the recent report of the International Data Corporation, or the IDC, titled “Worldwide Global DataSphere IoT Device and Data Forecast, 2021–2025,” the IoT market is forecasted to grow to 39.3 billion devices by 2025. The initial IoT applications that we are targeting are in the area of RF tags and electronic shelf labeling (“ESL”) for retail, industrial and healthcare markets.

We believe our technology is innovative in its approach, in that we are developing solutions that charge electronic devices using RF. To-date, we have developed multiple transmitters and receivers, including prototypes as well as partner production designs. The transmitters vary based on form factor, power specifications and frequencies, while the receivers support a myriad of applications including Bluetooth tracking tags, IoT sensors, ESLs, beacons, stock management devices, security cameras, handheld devices, smart automation, wearables, hearables, and more.

The first end product featuring our technology entered the market in 2019. We started shipping our first at-a-distance WattUp PowerBridge enabled transmitters for commercial IoT applications in the fourth quarter of 2021, and we expect additional WattUp-enabled products to be announced as we move our business forward.

Impact of COVID-19 on Our Business

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

The COVID-19 pandemic has delayed adoption of our technology by potential customers who have experienced workforce and supply chain disruptions, and who continue to evaluate their future prospects and business models, including partnerships with us. Further delays in this or other products could result from the ongoing pandemic.  We have implemented moderated work-from-home policies for our employees that will likely be in place through the end of 2022 and possibly longer. Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity, mainly due to supply chain shortages, are still uncertain as of the date of this report.

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

Basis of Presentation. The accompanying audited financial statements and footnotes for the years ended December 31, 2021 and 2020 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding financial information.

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

Our revenue primarily consists of product development projects revenue. We also provided contract services revenue for Dialog in 2020.

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

During 2021 and 2020, we recorded revenue of $756,793 and $327,350, respectively.

Research and Development. Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. Also included in research and development costs are payroll costs and stock-based compensation for employees within the department. We incurred research and development costs of $20,572,580 and $17,066,122 for 2021 and 2020, respectively.

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

For 2021 and 2020, we had $13,820,144 and $12,848,719, respectively, of research and development expenses capitalized for federal income tax purposes, with amortization commencing upon our receiving an economic benefit from the related research. As of December 31, 2021, we had approximately $241,988,000 gross federal net operating loss carryforwards (“NOLs”) and federal and state research and development tax credit carryforwards of approximately $5,748,000 and $4,718,000, respectively. As of December 31, 2021 and 2020, deferred tax assets consisted principally of net operating loss and tax credit carryforwards, the research and development costs and stock-based compensation, and such deferred tax assets were fully reserved. Accordingly, our effective tax rate for 2021 and 2020 was nil.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryforwards when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of our outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Accordingly, an ownership change could trigger a limitation of the use of the loss carryforward. We completed a Section 382 analysis as of December 31, 2021 and determined that none of our federal net operating loss carryforwards or federal research and development tax credits are limited.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of December 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. Our policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded for 2021 and 2020.

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

For the Years Ended December 31, 2021 and 2020

Revenues. During 2021 and 2020, we recorded revenue of $756,793 and $327,350, respectively. The increase in revenue is primarily from an increase in non-recurring engineering revenue and the sales of transmitters.

Operating Expenses and loss from operations. Operating expenses are made up of research and development, sales and marketing, general and administrative expenses and cost of services revenue. Operating expenses for 2021 and 2020 were $42,189,578 and $32,226,514, respectively.

Research and Development Expenses. Research and development costs for 2021 and 2020 were $20,572,580 and $17,066,122, respectively. The $3,506,458 increase in research and development expenses is primarily due to a $2,642,449 increase in compensation, primarily due to a $2,649,581 increase in stock-based compensation from PSU awards being granted and earned, an $825,569 increase in engineering supplies, components and chip development due to project timing, a $132,309 increase in regulatory testing and a $116,125 increase in consulting and third-party services expense, partially offset by a $126,552 decrease in rent expense and a $116,810 decrease in depreciation expense.

Sales and Marketing Expenses. Sales and marketing expenses for 2021 and 2020 were $8,598,343 and $5,880,350, respectively. The $2,717,993 increase in sales and marketing expenses is primarily due to a $2,167,906 increase in compensation, consisting of a $1,594,508 increase in stock-based compensation from PSU awards being granted and earned and a $573,398 increase in payroll costs from a higher headcount within the department, a $194,579 increase in marketing and promotional costs, a $118,394 increase in legal fees pertaining to marketing and trademarks, a $77,994 increase in engineering supplies and components used by sales and marketing staff for customer demonstrations and a $70,163 increase in public relations, consulting and third-party services expense.

General and Administrative Expenses. General and administrative costs for 2021 and 2020 were $9,001,483 and $9,153,503, respectively. The $152,020 decrease in general and administrative expense is primarily due to a $539,218 decrease in compensation, including a $495,865 decrease in stock-based compensation from equity awards becoming fully vested during the previous year and a $43,353 decrease in payroll costs, a $133,516 decrease in accounting and audit fees, an $87,057 decrease in board stipends and a $50,547 decrease in annual meeting costs, partially offset by a $280,900 increase in recruiting expense, a $247,208 increase in insurance premiums, an $87,033 increase in general corporate legal fees and a $44,706 increase in training, dues and subscriptions.

Severance Expense. Severance expense for 2021 was $4,017,172 from the separation agreement of former President and Chief Executive Officer, Stephen Rizzone, consisting of expected cash payments and estimated payroll taxes of $3,732,178 and stock-based compensation of $284,994 from the extension of the exercise period for his stock options.

Cost of Services Revenue. During 2021 and 2020, we recorded cost of services revenue of $0 and $126,539, respectively. These costs were related to our contract services performed for Dialog.

Loss from Operations. Loss from operations for 2021 and 2020 was $41,432,785 and $31,899,164, respectively.

Interest Income. Interest income for 2021 was $5,492, compared to $71,212 for 2020, primarily due to lower interest rates for the savings account.

Net Loss. As a result of the above, net loss for 2021 was $41,427,293, compared to $31,832,086 for 2020.

Liquidity and Capital Resources

During 2021 and 2020, we recorded revenue of $756,793 and $327,350, respectively. We incurred a net loss of $41,427,293 and $31,832,086 for 2021 and 2020, respectively. Net cash used in operating activities was $28,720,389 and $24,791,545 for 2021 and 2020, respectively. We are currently meeting our liquidity requirements through the proceeds of securities offerings that raised net proceeds of $53,556,202 during 2020 and $27,043,751 during the fourth quarter of 2021, proceeds from contributions to the employee stock purchase plan (“ESPP”), along with payments received from customers.

We believe our current cash on hand, together with anticipated revenues, will be sufficient to fund our operations through March 2023. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we may pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing would be available on terms that we would find acceptable, or at all.

During 2021, cash flows used in operating activities were $28,720,389, consisting of a net loss of $41,427,293, less non-cash expenses aggregating $12,874,593 (representing principally stock-based compensation of $11,931,188, decrease in right-of-use lease assets of $674,306 and depreciation and amortization expense of $258,249), a $733,473 decrease in operating lease liabilities, a $238,184 increase in prepaid expenses and other current assets and a $218,602 increase in accounts receivable, partially offset by a $975,439 increase in accrued severance expense and a $109,118 increase in accounts payable. During 2020, cash flows used in operating activities were $24,791,545, consisting of a net loss of $31,832,086, less non-cash expenses aggregating $9,044,076 (representing principally stock-based compensation of $7,897,970, decrease in right-of-use lease assets of $764,285 and depreciation and amortization expense of $356,310), a $722,291 decrease in operating lease liabilities, a $574,680 decrease in accounts payable, a $486,810 decrease in accrued expenses and a $186,471 increase in prepaid expenses and other current assets.

During 2021 and 2020, cash flows used in investing activities were $365,735 and $136,631, respectively. The cash used in 2021 primarily consisted of the purchases of components to build new testing equipment, new lab equipment purchases, as well as costs incurred for designing a new corporate website. The cash used in 2020 primarily consisted of the purchases of new lab equipment.

During 2021, cash flows provided by financing activities were $27,427,877, which consisted of $27,043,751 in net proceeds from the sale of shares of our common stock to the public in an at-the-market (“ATM”) offering and proceeds from contributions to the employee stock purchase program (“ESPP”) of $384,126. During 2020, cash flows provided by financing activities were $53,973,748, which consisted of $53,556,202 in net proceeds from the sale of shares of our common stock to the public in ATM offerings and proceeds from contributions to the employee stock purchase program (“ESPP”) of $417,546.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, we may be exposed to certain market risks, such as interest rates. The annual impact of our results of operations of a 100 basis point interest rate change on December 31, 2021 would be minimal. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

Item 8. Financial Statements and Supplementary Data.

Energous Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Energous Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Energous Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Capital Transactions

Description of the Matter

As discussed in Note 7 to the financial statements, the Company sold shares and raised net proceeds of $27,043,751. The Company will rely on these proceeds to fund the Company’s operations for the near future.

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

Melville, NY
March 22, 2022

Energous Corporation

BALANCE SHEETS

	As of
	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$49,071,414	$50,729,661
Accounts receivable, net	283,602	75,850
Prepaid expenses and other current assets	874,886	636,702
Total current assets	50,229,902	51,442,213
Property and equipment, net	510,197	402,711
Operating right-of-use lease assets	618,985	1,293,291
Other assets	11,991	1,610
Total assets	$51,371,075	$53,139,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,205,957	$1,096,839
Accrued expenses	1,523,317	1,576,287
Accrued severance	975,439	—
Operating lease liabilities, current portion	628,307	825,431
Deferred revenue	13,364	12,000
Total current liabilities	4,346,384	3,510,557

Long-term liabilities:
Operating lease liabilities, long-term portion	40,413	576,762
Total liabilities	4,386,797	4,087,319

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at December 31, 2021 and December 31, 2020; no shares issued or outstanding	—	—
Common Stock, $0.00001 par value, 200,000,000 shares authorized at December 31, 2021 and December 31, 2020; 76,667,205 and 61,292,412 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	767	614
Additional paid-in capital	383,383,550	344,024,638
Accumulated deficit	(336,400,039)	(294,972,746)
Total stockholders’ equity	46,984,278	49,052,506
Total liabilities and stockholders’ equity	$51,371,075	$53,139,825

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020
Revenue	$756,793	$327,350
Operating expenses:
Research and development	20,572,580	17,066,122
Sales and marketing	8,598,343	5,880,350
General and administrative	9,001,483	9,153,503
Severance expense	4,017,172	—
Cost of services revenue	—	126,539
Total operating expenses	42,189,578	32,226,514
Loss from operations	(41,432,785)	(31,899,164)
Other income (expense):
Interest income	5,492	71,212
Loss on disposal of property and equipment	—	(4,134)
Total other income	5,492	67,078
Net loss	$(41,427,293)	$(31,832,086)
Basic and diluted loss per common share	$(0.64)	$(0.76)
Weighted average shares outstanding, basic and diluted	64,926,524	41,639,916

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2020	33,203,806	$333	$282,153,201	$(263,140,660)	$19,012,874
Stock-based compensation - restricted stock units (“RSUs”)	—	—	7,656,857	—	7,656,857
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	329,461	—	329,461
Stock-based compensation - performance share units (“PSUs”)	—	—	(88,348)	—	(88,348)
Issuance of shares for RSUs	1,194,439	12	(12)	—	—
Shares purchased from contributions to the ESPP	275,312	3	417,543	—	417,546
Issuance of shares in an at-the-market ("ATM") placement, net of $1,545,139 in issuance costs	26,618,855	266	53,555,936	—	53,556,202
Net loss	—	—	—	(31,832,086)	(31,832,086)
Balance, December 31, 2020	61,292,412	614	344,024,638	(294,972,746)	49,052,506
Stock-based compensation - stock options	—	—	284,994	—	284,994
Stock-based compensation - restricted stock units (“RSUs”)	—	—	5,561,698	—	5,561,698
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	252,568	—	252,568
Stock-based compensation - performance share units (“PSUs”)	—	—	5,831,928	—	5,831,928
Issuance of shares for RSUs	1,431,532	14	(14)	—	—
Issuance of shares for PSUs	1,420,938	14	(14)	—	—
Shares purchased from contributions to the ESPP	292,890	3	384,123	—	384,126
Issuance of shares in an at-the-market ("ATM") placement, net of $868,122 in issuance costs	12,229,433	122	27,043,629	—	27,043,751
Net loss	—	—	—	(41,427,293)	(41,427,293)
Balance, December 31, 2021	76,667,205	$767	$383,383,550	$(336,400,039)	$46,984,278

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(41,427,293)	$(31,832,086)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	258,249	356,310
Stock based compensation	11,931,188	7,897,970
Change in operating lease right-of-use assets	674,306	764,285
Bad debt expense	10,850	21,377
Loss on disposal of property and equipment	—	4,134
Changes in operating assets and liabilities:
Accounts receivable	(218,602)	(34,083)
Prepaid expenses and other current assets	(238,184)	(186,471)
Other assets	(10,381)	800
Accounts payable	109,118	(574,680)
Accrued expenses	(52,970)	(486,810)
Accrued severance expense	975,439
Operating lease liabilities	(733,473)	(722,291)
Deferred revenue	1,364	—
Net cash used in operating activities	(28,720,389)	(24,791,545)
Cash flows used in investing activities:
Purchases of property and equipment	(365,735)	(136,631)
Net cash used in investing activities	(365,735)	(136,631)
Cash flows from financing activities:
Net proceeds from an at-the-market ("ATM") offerings	27,043,751	53,556,202
Proceeds from contributions to employee stock purchase plan	384,126	417,546
Net cash provided by financing activities	27,427,877	53,973,748
Net (decrease) increase in cash and cash equivalents	(1,658,247)	29,045,572
Cash and cash equivalents - beginning	50,729,661	21,684,089
Cash and cash equivalents - ending	$49,071,414	$50,729,661
Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$14	$12
Common stock issued for PSUs	$14	$—

The accompanying notes are an integral part of these financial statements.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 1 – Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company has developed its WattUp® wireless power technology, consisting of proprietary semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities, including near field wireless charging and at-a-distance wireless charging at various distances. The Company believes its proprietary WattUp technologies are well suited for many applications, including building and home automation, electronic shelf labels, industrial IoT sensors, surface and implanted medial devices, tracking devices, hearables, wearables, consumer electronics and public safety applications. Potential future applications include smartphones, commercial and industrial robotics, as well as automotive solutions and other devices with charging requirements that would otherwise require battery replacement or a wired power connection.

Note 2 – Liquidity and Management Plans

During the years ended December 31, 2021 and 2020, the Company has recorded revenue of $756,793 and $327,350, respectively. The Company incurred a net loss of $41,427,293 and $31,832,086 for the years ended December 31, 2021 and 2020, respectively. Net cash used in operating activities was $28,720,389 and $24,791,545 for the years ended December 31, 2021 and 2020, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $53,556,202 during 2020 and $27,043,751 during the fourth quarter of 2021, proceeds from contributions to the employee stock purchase plan (“ESPP”), along with payments received from customers.

As of December 31, 2021, the Company had cash on hand of $49,071,414. The Company expects that cash on hand as of December 31, 2021, together with anticipated revenues, will be sufficient to fund the Company’s operations into March 2023.

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

Use of Estimates, continued

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

The Company’s revenue primarily consists of product development projects revenue. The Company also provided contract services revenue for Dialog in 2020. During the years ended December 31, 2021 and 2020, the Company recognized $756,793 and $197,350 in product development projects revenue, respectively. During the years ended December 31, 2021 and 2020, the Company recognized $0 and $130,000 in contract services revenue.

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

The Company recognized contract services revenue from Dialog over the period of time that the services are performed. The costs associated with this revenue were recognized as the services are performed and were included in cost of services revenue.

Note 3 – Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $20,572,580 and $17,066,122 for the years ended December 31, 2021 and 2020, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2021, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2021 and 2020. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 5,519,068 and 5,256,942 for the years ended December 31, 2021 and 2020, respectively, because their inclusion would be antidilutive.

Note 3 – Summary of Significant Accounting Policies, continued

Net Loss Per Common Share continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2021	2020
Warrants issued to private investors	3,284,789	3,284,789
Options to purchase common stock	525,006	550,985
RSUs	1,709,273	1,421,168
Total potentially dilutive securities	5,519,068	5,256,942

The table above includes 1,618,123 warrants expiring October 6, 2022, with an exercise price of $23.00 and 1,666,666 warrants expiring March 1, 2024, with an exercise price of $10.00.

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

Recent Accounting Pronouncements

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” ASU 2021-04 clarifies accounting for modifications or exchanges of equity-classified warrants. This standard is effective for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the impact the planned adoption of this standard will have on its financial statements.

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires business entities to disclose certain types of government assistance they receive in the notes to the financial statements. This standard is effective for annual reporting periods beginning after December 15, 2021. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2021, through the date which the financial statements are issued.

Note 4 – Property and Equipment

Property and equipment are as follows:

	As of December 31,
	2021	2020
Computer software	$916,498	$862,343
Computer hardware	2,211,490	2,012,041
Furniture and fixtures	484,186	508,371
Leasehold improvements	782,538	776,563
	4,394,712	4,159,318
Less – accumulated depreciation	(3,884,515)	(3,756,607)
Total property and equipment, net	$510,197	$402,711

The Company currently uses the following expected life terms for depreciating property and equipment: computer software – 1-2 years, computer hardware – 3 years, furniture and fixtures – 7 years, leasehold improvements – remaining life of the lease.

The Company disposed of $130,341 and $631,608 in property and equipment during the years ended December 31, 2021 and 2020, respectively. Total depreciation and amortization expense of the Company’s property and equipment was $258,249 and $356,310 for the years ended December 31, 2021 and 2020, respectively.

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2021	2020
Accrued compensation	$1,217,176	$1,246,151
Accrued legal expenses	178,236	205,579
Other accrued expenses	127,905	124,557
Total	$1,523,317	$1,576,287

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

On September 22, 2021, the Company signed a new Costa Mesa lease to lease a new, distinct office space in a different building with the same landlord. Per the lease, the stated commencement date was October 1, 2021 and concludes on September 30, 2023, and the Company did not take control of the new office space until October 2021, at which time the Company recorded a new right-of-use asset of $104,563 and operating lease liability of $104,563. The new Costa Mesa lease had an initial monthly lease payment of $4,369 which started on October 1, 2021 and is subject to an annual escalation up to a maximum monthly lease payment of $4,522.

Operating Lease Commitments

In February 2016, the FASB issued its updated standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $414,426 and operating lease liabilities of $485,747, with no material cumulative effect adjustment to equity as of the date of adoption. The Company anticipates having future total lease payments of $678,050 during the period from the first quarter of 2022 to the third quarter of 2023. As of December 31, 2021, the Company has total operating lease right-of-use assets of $618,985, current portion operating lease liabilities of $628,307 and long-term portion of operating lease liabilities of $40,413. The weighted average remaining lease term is 0.9 years as of December 31, 2021.

The future minimum lease payments for leased locations are as follows:

For the Year Ended December 31,	Amount
2022	$637,355
2023	40,695
Total future lease payments	678,050
Present value discount (3.7% weighted average)	(9,330)
Total operating lease liabilities	$668,720

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

During the years ended December 31, 2021 and 2020, the Company recognized a total of $1,433,990 and $1,305,723, respectively, in expense under the Bonus Plan. As of December 31, 2021, $346,457 of the 2021 amount was not yet paid and is included in accrued expenses. The expense under the Bonus Plan is recorded under operating expenses on the Company’s Statement of Operations within each executive’s department.

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

Note 6 – Commitments and Contingencies, continued

Executive Employee Agreement – Cesar Johnston

On December 9, 2021, the Company announced that Cesar Johnston had been appointed as the Company’s Chief Executive Officer. In connection with Mr. Johnston’s appointment as Chief Executive Officer, the Company and Mr. Johnston executed an offer letter dated as of December 6, 2021.

Under the offer letter, Mr. Johnston will receive an annual base salary of $400,000 per year. Beginning in year 2022, he will be eligible to receive a discretionary annual bonus of up to 100% of his base salary, at the recommendation of the Company’s Compensation Committee, with the approval of the Company’s Board of Directors. In addition, as an inducement to accept his appointment as Chief Executive Officer, Mr. Johnston will receive, subject to continued employment, (a) a special one-time sign-on bonus in the amount of $120,000, payable in two equal installments of $60,000 each on the first payroll date in 2022 and the first payroll date after December 6, 2022, (b) a grant of 150,000 restricted stock units to acquire shares of the Company’s common stock, one third of which will vest on December 6, 2022 and the remaining two thirds of which will vest in eight equal installments of 12,500 each on each quarterly anniversary thereafter and (c) a grant of an option to purchase 300,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date, half of which shall vest on December 31, 2023, a quarter of which shall vest on December 31, 2024 and the remainder of which shall vest on December 31, 2025.

Mr. Johnston will further be eligible for (a) an additional equity award in the amount of 287,000 performance share units to acquire shares of the Company’s common stock, which will vest up to one third per year over a three year period commencing January 1, 2022 and ending December 31, 2024, upon the achievement of performance criteria to be mutually established by Mr. Johnston and the Compensation Committee, and (b) an additional equity award of up to 25,000 performance share units per calendar year for 2022, 2023 and 2024, respectively, based on outperformance per calendar year, as determined by the Compensation Committee with approval of the Board of Directors.

In connection with Mr. Johnston’s appointment as Chief Executive Officer, the Company and Mr. Johnston additionally entered into an amended and restated severance and change in control agreement, dated as of December 6, 2021. In the event of a termination that is not a change-in-control qualifying termination, Mr. Johnston is entitled to (a) a one-time lump sum payment by the Company in an amount equal to 18 months of his monthly base salary plus an amount equal to 100% of his target bonus plus, if agreed by the Compensation Committee, a discretionary bonus for the year in which the termination occurs, (b) any outstanding unvested equity awards held by Mr. Johnston that would vest in the next 18 months of continuing employment (other than any equity awards that vest upon satisfaction of performance criteria) will accelerate and become vested and (c) if Mr. Johnston timely elects continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), the Company or its successor will pay the full amount of Mr. Johnston’s COBRA premiums on his behalf for 18 months.

The Johnston A&R CIC Agreement additionally provides that, in the event of a change-in-control qualifying termination, Mr. Johnston is entitled to (a) a one-time lump sum payment by the Company in an amount equal to 18 months of his monthly base salary plus an amount equal to 150% of his target bonus plus a prorated bonus for the year in which the termination occurs, (b) any outstanding unvested equity awards held by Mr. Johnston (including any equity awards that vest upon satisfaction of performance criteria) will accelerate in full and become vested and (c) if Mr. Johnston timely elects continued coverage under COBRA, the Company or its successor will pay the full amount of Mr. Johnston’s COBRA premiums on his behalf for 18 months

Mr. Johnston is also eligible to receive all customary and usual benefits generally available to senior executives of the Company.

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

During the year ended December 31, 2021, the Company recognized $4,017,172 in severance expense associated with the separation agreement, including $284,994 in additional stock-based compensation as a result of the extension of the exercise periods on the stock options. As of December 31, 2021, the Company had unpaid accrued severance expense of $975,439.

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

Note 7 – Stockholders’ Equity, continued

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

On September 15, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on September 24, 2020, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to $75,000,000 of its common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $40,000,000 of its common stock that may be issued and sold under a sales agreement. The $40,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $75,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. Pursuant to this shelf registration statement, the Company sold shares which raised net proceeds of $38,832,711 (net of $1,167,289 in issuance costs) during the third and fourth quarter of 2020. On October 4, 2021, the Company filed a prospectus supplement covering the issuance and sale of shares of the Company’s common stock having an additional aggregate offering price of $35,000,000 pursuant to the Company’s at-the-market (“ATM”) securities offering. The Company raised net proceeds of $27,043,751 (net of $868,122 in issuance costs), during the fourth quarter of 2021 under the ATM.

On November 15, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on December 16, 2021. This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $100,000,000.

Common Stock Outstanding

Our outstanding common shares typically include shares that are deemed delivered under U.S. GAAP. Shares that are deemed delivered currently include shares that have vested, but have not yet been delivered, under tax-deferred equity awards, as well as shares purchased under our Employee Stock Purchase Program (“ESPP”) where actual transfer of shares normally occurs a few days after the completion of the purchase periods. There are no voting rights for shares that are deemed delivered under U.S. GAAP until the actual delivery of shares takes place. On July 24, 2020, the stockholders of the Company approved an increase of common shares authorized from 50,000,000 shares to 200,000,000 shares.

Note 8 – Stock Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the 2013 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,500,000 shares, bringing to 8,785,967 the total number of shares approved for issuance under that plan.

As of December 31, 2021, 1,779,806 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2014 Non-employee Equity Compensation Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 800,000 shares, bringing to 1,650,000 the total number of shares approved for issuance under that plan.

As of December 31, 2021, 872,422 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 1,700,000 shares, bringing to 5,110,104 the total number of shares approved for issuance under that plan.

As of December 31, 2021, 2,411,013 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

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

As of December 31, 2021, 133,551 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

Employee Stock Purchase Plan

In April 2015, the Company’s Board approved the ESPP, under which 600,000 shares of common stock have been reserved for purchase by the Company’s employees, subject to approval by the stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the Employee Stock Purchase Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 700,000 shares, bringing to 1,550,000 the total number of shares approved for issuance under that plan. Under the ESPP, employees may designate an amount not less than 1% but not more than 10% of their annual compensation for the purchase of Company shares. No more than 7,500 shares may be purchased by an employee under the ESPP during an offering period. An offering period shall be six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of the option will be the lesser of 85% of the fair market of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

As of December 31, 2021, 547,548 shares of common stock remain eligible to be issued under the ESPP. For the year ended December 31, 2021, eligible employees contributed $384,126 through payroll deductions to the ESPP and 292,890 shares were deemed delivered for the year ended December 31, 2020. For the year ended December 31, 2020, eligible employees contributed $417,546 through payroll deductions to the ESPP and 275,312 shares were deemed delivered for the year ended December 31, 2020.

Stock Option Award Activity

The following is a summary of the Company’s stock option activity during the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2021	550,985	$5.67	3.2	$3,384
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(25,979)	3.63	—	—
Outstanding at December 31, 2021	525,006	$5.77	0.7	$—
Exercisable at December 31, 2021	525,006	$5.77	0.7	$—

As of December 31, 2021, the unamortized value of options was $0.

The aggregate intrinsic value of options exercised was $0 for the years ended December 31, 2021 and 2020.

No options were granted during the years ended December 31, 2021 and 2020.

Note 8 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2021, the Compensation Committee of the Board (“Compensation Committee”) granted various employees RSUs under which the holders have the right to receive an aggregate 1,849,985 shares of common stock. The majority of these awards, granted under the 2013 Equity Incentive Plan, vest over terms ranging from two to four years.

During the year ended December 31, 2021, the Compensation Committee granted various directors and consultants RSUs under which the holders have the right to receive an aggregate 179,591 shares of common stock. These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards granted vest over terms from one year to four years.

During the year ended December 31, 2021, the Compensation Committee granted employees RSUs under which the holders have the right to receive 38,500 shares of common stock. The awards, granted under the 2017 Equity Inducement Plan, vest over four years beginning on the anniversary of the grant date.

At December 31, 2021, the unamortized value of the RSUs was $3,626,770. The unamortized amount will be expensed over a weighted average period of 1.8 years. A summary of the activity related to RSUs for the year ended December 31, 2021 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	1,421,168	$6.43
RSUs granted	2,068,076	$2.95
RSUs forfeited	(348,439)	$3.97
RSUs vested	(1,431,532)	$5.24
Outstanding at December 31, 2021	1,709,273	$3.72

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s revenue and achievement of sales and marketing goals.

During the year ended December 31, 2021, the Compensation Committee granted various employees PSUs under which the holders have the right to receive an aggregate 1,465,713 shares of common stock. These awards were granted under the 2015 Performance Share Unit Plan.

Compensation expense amortization for all PSU awards was $5,831,928 and $(88,348) for the years ended December 31, 2021 and 2020, respectively.

Note 8 – Stock Based Compensation, continued

Performance Share Units (“PSUs”), continued

At December 31, 2021, the unamortized value of all PSUs was $0. A summary of the activity related to PSUs for the year ended December 31, 2021 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	—	$—
PSUs granted	1,617,601	$4.22
PSUs forfeited	(196,663)	$4.11
PSUs vested	(1,420,938)	$4.24
Outstanding at December 31, 2021	—	$—

Employee Stock Purchase Plan (“ESPP”)

During the years ended December 31, 2021 and 2020, there were two offering periods per year for the ESPP. The first offering period started on January 1 of each year and concluded on June 30 of each year. The second offering period started on July 1 of each year and concluded on December 31 of each year.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $1.10 and $1.18 during the years ended December 31, 2021 and 2020, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized stock-based compensation expense for the plan of $252,568 and $329,461 for the years ended December 31, 2021 and 2020, respectively.

The Company estimated the fair value of the purchase options granted during the years ended December 31, 2021 and 2020 using the Black-Scholes option pricing model. The fair values of the purchase options granted were estimated using the following assumptions:

For the Year Ended December 31, 2021
Stock price range	$1.80 – 2.78
Dividend yield	0%
Expected volatility range	95 – 143%
Risk-free interest rate range	0.05 – 0.09%
Expected life	6 months

For the Year Ended December 31, 2020
Stock price range	$1.77 – 2.96
Dividend yield	0%
Expected volatility range	61 – 182%
Risk-free interest rate range	0.17 – 1.57%
Expected life	6 months

Note 8 – Stock Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Options	$284,994	$—
RSUs	5,561,698	7,656,857
PSUs	5,831,928	(88,348)
ESPP	252,568	329,461
Total	$11,931,188	$7,897,970

The total amount of stock-based compensation was reflected within the statements of operations as:

	For the Years Ended December 31,
	2021	2020
Research and development	$6,582,873	$3,933,292
Sales and marketing	3,099,232	1,504,724
General and administrative	1,964,089	2,459,954
Severance expense	284,994	—
Total	$11,931,188	$7,897,970

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

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.  As of December 31, 2021 and 2020, deferred tax assets consisted principally of net operating loss and tax credit carryforwards, research and development costs and stock-based compensation, and such deferred tax assets were fully reserved. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of December 31, 2021, the Company has recorded a full valuation allowance.

Note 9 – Income Taxes, continued

As of December 31, 2021 and 2020, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31,
	2021	2020
Deferred tax assets:
Research and development tax credits	$9,475,588	$8,371,302
Net operating loss carryovers	67,785,680	57,563,810
Property and equipment	189,271	219,461
Research and development costs	10,923,959	12,578,612
Start-up and organizational costs	462	540
Stock-based compensation	4,659,555	4,041,136
Operating lease liability	187,132	245,811
Other accruals	670,065	270,912
Total gross deferred tax assets	93,891,712	83,291,584
Less: valuation allowance	(93,718,497)	(82,929,675)
Total deferred tax assets	173,215	361,909
Deferred tax liabilities:
Operating lease right-of-use asset	(173,215)	(361,909)
Total deferred tax liabilities	(173,215)	(361,909)
Total deferred taxes, net	$0	$—

The change in the Company’s valuation allowance is as follows:

	2021	2020
January 1,	$82,929,675	$73,892,063
Increase in valuation allowance	10,788,822	9,037,612
December 31,	$93,718,497	$82,929,675

The Company has federal and state net operating loss carryforwards of approximately $241,988,000 and $242,972,000, respectively, available to offset future taxable income. The federal and state NOL carryforwards will expire at various dates beginning in 2033. The Company has federal and state research and development tax credit carryforwards of approximately $5,748,000 and $4,718,000, respectively. The federal R&D credit carryforwards will expire beginning in 2032 and state R&D credit carryforwards do not expire. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company. Although management believes that the Company may have sufficient future taxable income to absorb the net operating loss carryforwards and research and development tax credit carryforwards before the expiration of the carryforward period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2021 and 2020.

Note 9 – Income Taxes, continued

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryforwards when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryforward. The Company completed a Section 382 analysis as of December 31, 2021 and determined that none of its NOLs or R&D credits would be limited.

	For the Year Ended December 31,
	2021	2020
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes	(5.8)	(6.7)
Permanent differences:
Stock-based compensation	1.8	3.6
Executive compensation	1.6	(1.2)
True-up of state deferred taxes	—	0.1
Change in effective tax rate	—	(0.1)
Research and development tax credit, federal	(1.6)	(2.0)
Research and development tax credit, state	(1.1)	(1.3)
Increase in valuation allowance, federal	19.2	20.6
Increase in valuation allowance, state	6.9	8.0
Effective income tax rate	0.0%	0.0%

Note 10 – Related Party Transactions

In November 2016, the Company and Dialog entered into an alliance agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 6 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of December 31, 2021, none of the warrants remain outstanding. Dialog presently owns approximately 2.3% of the Company’s outstanding common shares. The Company recorded $0 in royalty revenue for the each of the years ended December 31, 2021 and 2020, pursuant to the Strategic Alliance Agreement. Additionally, the Company recorded $0 and $130,000 in contract services revenue during the years ended December 31, 2021 and 2020, respectively. The Company also recorded related expenses of $0 and $126,539 in cost of services revenue during the years ended December 31, 2021 and 2020, respectively. Additionally, the Company incurred $408,000 and $0 in chip development expense from Dialog during the years ended December 31, 2021 and 2020, respectively.

On September 20, 2021, the Company was notified by Dialog, recently acquired by Renesas Electronics Corporation, that it was terminating the strategic alliance agreement between the Company and Dialog.

Note 11 – Customer Concentration

Three customers accounted for approximately 42% of the Company’s revenue for the year ended December 31, 2021 and three customers accounted for approximately 66% of the Company’s revenue for the year ended December 31, 2020. Four customers accounted for approximately 68% of the Company’s accounts receivable balance as of December 31, 2021. Four customers accounted for approximately 92% of the Company’s accounts receivable balance as of December 31, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the board of directors.

Based on their evaluation as of December 31, 2021, our principal executive and principal financial officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management, under the supervision of and with the participation of the principal executive and principal financial officers, have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

For the year ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be included in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by Item 12 will be included in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be included in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	List of documents filed as part of this report:
1.	Financial Statements (see “Financial Statements and Supplementary Data” at Part II, Item 8 and incorporated herein by reference).
2.

Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto)

3.	Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description of Document

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

10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2021)*

10.2

Energous Corporation 2013 Equity Incentive Plan, as amended and restated June 16, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2021)*

10.3

Form of stock option award under 2013 Equity Incentive Plan, as amended and restated on June 16, 2021 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193522) filed on January 24, 2014)*

10.4

Form of Non-Statutory Option Award (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)*

10.5	2014 Non-Employee Equity Compensation Plan, as amended and restated May 26, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2020)*

10.6

Form of stock option award under 2014 Non-Employee Equity Compensation Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)*

10.7

Offer Letter effective as of December 6, 2021 between Energous Corporation and Cesar Johnston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2021)*

10.8

Form of Restricted Stock Unit Award Agreement effective as of August  14, 2014 between Energous Corporation and Cesar Johnston (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.9

Energous Corporation Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan, as amended and restated on June 16, 2021 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2015)*

10.10	Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2015)*

10.11	Energous Corporation Employee Stock Purchase Plan, as amended June 16, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2021)*

Exhibit No.	Description of Document

10.12	Energous Corporation Performance Share Unit Plan, as amended June 16, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2021)*

10.13	Energous Corporation Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2015)

10.14

Securities Purchase Agreement between the Company and Dialog Semiconductor plc, dated November  6, 2016 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017)

10.15

Securities Purchase Agreement between the Company and Dialog Semiconductor plc, dated June  28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.16

Amended and Restated Warrant to Purchase Common Stock between the Company and Emily T Fairbairn Roth IRA, dated October 6, 2017 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.17

Amended and Restated Warrant to Purchase Common Stock between the Company and Malcom P Fairbairn Roth IRA, dated October 6, 2017 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.18	Energous Corporation 2017 Equity Inducement Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.19

Offer Letter effective as of October 9, 2014 between Energous Corporation and Neeraj Sahejpal* (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.20	Form of Severance and Change in Control Agreement* (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.21	Energous Corporation MBO Bonus Plan* (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

10.22

Securities Purchase Agreement among Energous Corporation and certain purchaser identified on the signature pages thereto, dated as of February 27, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2019)

10.23

Second Amendment to lease dated September 22, 2021 by and between Energous Corporation and the Irvine Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2021)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

23.1	Consent of Marcum LLP +

24.1	Power of Attorney (included on signature page) +

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 +

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 +

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

101.INS	Inline XBRL Instance Document +

101.SCH	Inline XBRL Taxonomy Extension Schema Document +

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document +

Exhibit No.	Description of Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document +

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
*	Indicates a management contract or any compensatory plan, contract or arrangement.
+	Filed herewith.
**	Registrant has omitted portions of the referenced exhibit and submitted such exhibit separately with a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energous Corporation

Dated: March 22, 2022	By:	/s/ Cesar Johnston
Cesar Johnston
Chief Executive Officer (Principal Executive Officer)

Dated: March 22, 2022	By:	/s/ William Mannina
William Mannina
Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned officers and directors of Energous Corporation, a Delaware corporation, do hereby constitute and appoint Cesar Johnston and William Mannina, and each of them individually, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them individually, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Cesar Johnston	Chief Executive Officer (Principal Executive Officer)	March 22, 2022
Cesar Johnston

/s/ William Mannina	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2022
William Mannina

/s/ Daniel Fairfax	Director and Chairman	March 22, 2022
Daniel Fairfax

/s/ Reynette Au	Director	March 22, 2022
Reynette Au

/s/ Rahul Patel	Director	March 22, 2022
Rahul Patel

/s/ Sheryl Wilkerson	Director	March 22, 2022
Sheryl Wilkerson

/s/ Kathleen Bayless	Director	March 22, 2022
Kathleen Bayless