Form 10-Q
period 2022-03-31
Energous Corp
filed 2022-05-16
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of May 11, 2022, there were 77,065,782 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

	As of
	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,774,171	$49,071,414
Accounts receivable, net	198,924	283,602
Inventory	68,480	–
Prepaid expenses and other current assets	431,670	874,886
Total current assets	43,473,245	50,229,902

Property and equipment, net	484,567	510,197
Operating lease right-of-use assets	432,249	618,985
Other assets	11,991	11,991
Total assets	$44,402,052	$51,371,075
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$934,913	$1,205,957
Accrued expenses	1,342,782	1,523,317
Accrued severance expense	909,873	975,439
Operating lease liabilities, current portion	438,698	628,307
Deferred revenue	16,091	13,364
Total current liabilities	3,642,357	4,346,384

Operating lease liabilities, long-term portion	27,012	40,413
Total liabilities	3,669,369	4,386,797

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued or outstanding.	–	–
Common Stock, $0.00001 par value, 200,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 77,055,028 and 76,667,205 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	771	767
Additional paid-in capital	384,284,669	383,383,550
Accumulated deficit	(343,552,757)	(336,400,039)
Total stockholders’ equity	40,732,683	46,984,278
Total liabilities and stockholders’ equity	$44,402,052	$51,371,075

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenue	$215,961	$145,065
Costs and expenses:
Cost of revenue	203,249	–
Research and development	3,527,146	4,591,244
Sales and marketing	1,613,590	1,794,212
General and administrative	2,027,520	2,287,396
Total costs and expenses	7,371,505	8,672,852
Loss from operations	(7,155,544)	(8,527,787)
Other income:
Interest income	2,826	2,024
Total other income	2,826	2,024
Net loss	$(7,152,718)	$(8,525,763)
Basic and diluted loss per common share	$(0.09)	$(0.14)
Weighted average shares outstanding, basic and diluted	76,930,919	61,567,003

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	76,667,205	$767	$383,383,550	$(336,400,039)	$46,984,278
Stock-based compensation - options	–	–	10,313	–	10,313
Stock-based compensation - restricted stock units ("RSUs")	–	–	745,620	–	745,620
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	40,973	–	40,973
Issuance of shares for RSUs	387,823	4	(4)	–	–
Proceeds from contributions to the ESPP	–	–	104,217	–	104,217
Net loss	–	–	–	(7,152,718)	(7,152,718)
Balance at March 31, 2022	77,055,028	771	384,284,669	(343,552,757)	40,732,683

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	61,292,412	$614	$344,024,638	$(294,972,746)	$49,052,506
Stock-based compensation - RSUs	–	–	2,088,910	–	2,088,910
Stock-based compensation - ESPP	–	–	57,316	–	57,316
Issuance of shares for RSUs	627,412	6	(6)	–	–
Proceeds from contributions to the ESPP	–	–	117,013	–	117,013
Net loss	–	–	–	(8,525,763)	(8,525,763)
Balance at March 31, 2021	61,919,824	$620	$346,287,871	$(303,498,509)	$42,789,982

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,152,718)	$(8,525,763)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	70,119	64,774
Stock based compensation	796,906	2,146,226
Changes in operating lease right-of-use assets	186,736	195,914
Changes in operating assets and liabilities:
Accounts receivable	84,678	(80,925)
Inventory	(68,480)	–
Prepaid expenses and other current assets	443,216	(105,491)
Accounts payable	(271,044)	353,928
Accrued severance expense	(65,566)	–
Accrued expenses	(180,535)	179,999
Operating lease liabilities	(203,010)	(210,212)
Deferred revenue	2,727	5,000
Net cash used in operating activities	(6,356,971)	(5,976,550)
Cash flows from investing activities:
Purchases of property and equipment	(44,489)	(111,727)
Net cash used in investing activities	(44,489)	(111,727)
Cash flows from financing activities:
Proceeds from contributions to employee stock purchase plan	104,217	117,013
Net cash provided by financing activities	104,217	117,013
Net decrease in cash and cash equivalents	(6,297,243)	(5,971,264)
Cash and cash equivalents – beginning	49,071,414	50,729,661
Cash and cash equivalents – ending	$42,774,171	$44,758,397
Supplemental disclosure of non-cash financing activities:
Common stock issued for RSUs	$4	$6

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

Note 2 – Liquidity and Management Plans

During the three months ended March 31, 2022 and 2021, the Company recorded revenue of $215,961 and $145,065, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded net losses of $7,152,718 and $8,525,763, respectively. Net cash used in operating activities was $6,356,971 and $5,976,550 for the three months ended March 31, 2022 and 2021, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $53,556,202 during 2020, and $27,043,751 during the fourth quarter of 2021, proceeds from contributions to the Company’s employee stock purchase plan (the “ESPP”), along with payments received from customers.

As of March 31, 2022, the Company had cash on hand of $42,774,171. The Company expects that cash on hand as of March 31, 2022, together with anticipated revenues, will be sufficient to fund the Company’s operations through May 2023.

Research and development of new technologies is by its nature unpredictable. Although the Company intends to continue its research and development activities, there can be no assurance that its available resources and revenue generated from its business operations will be sufficient to sustain its operations. Accordingly, the Company expects to pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that the Company would find acceptable, or at all.

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

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2021 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 23, 2022.  The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the Company’s December 31, 2021 audited financial statements.

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

Note 3 – Summary of Significant Accounting Policies, continued

The Company’s significant estimates and assumptions include the valuation of stock-based compensation instruments, recognition of revenue, inventory valuation, the useful lives of long-lived assets, and the valuation allowance on deferred tax assets. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

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

Revenue Recognition

The Company follows Accounting Standards Codification (“ASC”) 606, "Revenue from Contracts with Customers" (Topic 606).

In accordance with Topic 606, the Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when or as the performance obligations are satisfied.

The Company’s revenue comes from its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the three months ended March 31, 2022 and 2021, the Company recognized $215,961 and $145,065, respectively, in revenue.

The Company records revenue associated with product development projects that it enters into with certain customers. In general, these product development projects are complex, and the Company does not have certainty about its ability to achieve the project milestones. The achievement of a milestone is dependent on the Company’s performance obligation and requires acceptance by the customer. The Company recognizes this revenue at the point in time at which the performance obligation is met. The payment associated with achieving the performance obligation is generally commensurate with the Company’s effort or the value of the deliverable and is nonrefundable. The Company records the expenses related to these product development projects in research and development expense, in the periods such expenses were incurred.

The Company records revenue associated with the sale of production-level systems at the point in time at which control over the product is transferred to the customer. The Company records the expense related to the sales of these systems as cost of revenue during the period that the product is transferred to the customer.

Inventory

The Company follows ASC 330, Inventory (“Topic 330”) to account for its inventory, which includes finished goods ready for sale, work in process and raw materials, at the lower of cost or net realizable value. Net realizable value is calculated at the end of each reporting period and adjustment, if needed, is made.

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $3,527,146 and $4,591,244 for the three months ended March 31, 2022 and 2021, respectively.

Note 3 – Summary of Significant Accounting Policies, continued

Stock-Based Compensation

The Company accounts for equity instruments issued to employees, board members and contractors in accordance with accounting guidance that requires awards to be recorded at their fair value on the date of grant and amortized over the vesting period of the award. The Company amortizes compensation costs on a straight-line basis over the requisite service period of the award, which is typically the vesting term of the equity instrument issued.

Under the ESPP, employees may purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the closing market prices measured on the first and last days of each half-year period. The Company recognizes stock-based compensation expense for the fair value of the purchase options, as measured on the grant date.

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2022, no liability for unrecognized tax benefits was required to be reported. The guidance from ASC 740, Income Taxes, also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2022 or 2021. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 5,682,499 and 7,137,741 for the three months ended March 31, 2022 and 2021, respectively, because their inclusion would be anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2022	2021
Warrants issued to private investors	3,284,789	3,284,789
Options to purchase common stock	825,006	550,985
RSUs	1,572,704	1,851,254
PSUs	–	1,450,713
Total potentially dilutive securities	5,682,499	7,137,741

The table above includes 1,618,123 warrants expiring on October 6, 2022, with an exercise price of $23.00 and 1,666,666 warrants expiring on March 1, 2024, with an exercise price of $10.00.

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

Note 3 – Summary of Significant Accounting Policies, continued

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

Recent Accounting Pronouncements

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Own Equity (Subtopic 815-40Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Extinguishments (Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” ASU 2021-04 clarifies accounting for modifications or exchanges of equity-classified warrants. This standard is effective for annual reporting periods beginning after December 15, 2021. The Company adopted this standard, and the adoption did not have a material impact on its financial statements.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2022, through the date which the financial statements are available to be issued.

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

On September 22, 2021, the Company signed a new Costa Mesa lease to lease a new, distinct office space in a different building with the same landlord. Per the lease, the lease commencement date is October 1, 2021 and the expiry date is September 30, 2023. The Company did not have control of the new office space until October 2021, at which time the Company recorded a new right-of-use lease asset of $104,563 and operating lease liability of $104,563. The new Costa Mesa lease has an initial monthly lease payment of $4,369 starting October 1, 2021 and is subject to an annual escalation up to a maximum monthly lease payment of $4,522.

Note 4 – Commitments and Contingencies, continued

Operating Lease Commitments

The Company follows ASC 842, Leases, (“Topic 842”) and recognizes the required right-of-use assets and operating lease liabilities on its balance sheet. The Company anticipates having future total lease payments of $470,120 during the period from the second quarter of 2022 to the third quarter of 2023. As of March 31, 2022, the Company has total operating lease right-of-use assets of $432,249, current portion operating lease liabilities of $438,698 and long-term portion of operating lease liabilities of $27,012. The weighted average remaining lease term is 0.7 years as of March 31, 2022.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of March 31, 2022 is as follows:

Amount
(unaudited)
2022	$429,425
2023	40,695
Total future lease payments	470,120
Present value discount (4% weighted average)	(4,410)
Total operating lease liabilities	$465,710

Hosted Design Software Agreement

On June 25, 2015, the Company entered into a three-year agreement to license electronic design automation software in a hosted environment. Pursuant to the agreement, under which services began July 2015, the Company is required to remit quarterly payments. In June 2021, the Company entered into its latest renewal of the agreement for an additional three years, and the Company is required to remit quarterly payments of approximately $233,000 through the second quarter of 2024.

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

During the three months ended March 31, 2022, the Company accrued $225,802 in expense under the Bonus Plan, which will be paid during the second quarter of 2022. During the three months ended March 31, 2021, the Company accrued $391,578 in expense under the Bonus Plan, which was paid during the second quarter of 2021. The expense under the Bonus Plan is recorded under operating expenses on the Company’s Condensed Statement of Operations within each executive’s department.

Severance and Change in Control Agreement

On March 15, 2018, the Compensation Committee approved a form of Severance and Change in Control Agreement (“Severance Agreement”) that the Company may enter into with executive officers (each, an “Executive”).

Note 4 – Commitments and Contingencies, continued

Under the Severance Agreement, if an Executive is terminated in a qualifying change in control termination, the Company agrees to pay the Executive six to 12 months of that Executive’s monthly base salary. If Executive elects continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) the Company will pay the full amount of Executive’s premiums under the Company’s health, dental and vision plans, including coverage for the Executive’s eligible dependents, for the six to 12 month period following the Executive’s termination.

Executive Employee Agreement – Cesar Johnston

On December 9, 2021, the Company announced that Cesar Johnston had been appointed as the Company’s Chief Executive Officer. In connection with Mr. Johnston’s appointment as Chief Executive Officer, the Company and Mr. Johnston executed an offer letter dated as of December 6, 2021.

Under the terms of his offer letter, Mr. Johnston will receive an annual base salary of $400,000 per year. Beginning in year 2022, he will be eligible to receive a discretionary annual bonus of up to 100% of his base salary, at the recommendation of the Company’s Compensation Committee, with the approval of the Company’s Board. In addition, as an inducement to accept his appointment as Chief Executive Officer, Mr. Johnston will receive, subject to continued employment, (a) a special one-time sign-on bonus in the amount of $120,000, payable in two equal installments of $60,000 each on the first payroll date in 2022 and the first payroll date after December 6, 2022, (b) a grant of 150,000 RSUs to acquire shares of the Company’s common stock, one third of which will vest on December 6, 2022 and the remaining two thirds of which will vest in eight equal installments of 12,500 each on each quarterly anniversary thereafter and (c) a grant of an option to purchase 300,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date, half of which shall vest on December 31, 2023, a quarter of which shall vest on December 31, 2024 and the remainder of which shall vest on December 31, 2025.

Mr. Johnston will further be eligible for (a) an additional equity award in the amount of 287,000 PSUs to acquire shares of the Company’s common stock, which vest up to one third per year over a three year period commencing January 1, 2022 and ending December 31, 2024, upon the achievement of performance criteria to be mutually established by Mr. Johnston and the Compensation Committee, and (b) an additional equity award of up to 25,000 PSUs per calendar year for 2022, 2023 and 2024, respectively, based on outperformance of agreed upon goals per calendar year, as determined by the Compensation Committee with approval of the Board. As of March 31, 2022, the PSUs have not yet been granted.

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

Mr. Johnston’s agreement additionally provides that, in the event of a change-in-control qualifying termination, Mr. Johnston is entitled to (a) a one-time lump sum payment by the Company in an amount equal to 18 months of his monthly base salary plus an amount equal to 150% of his target bonus plus a prorated bonus for the year in which the termination occurs, (b) any outstanding unvested equity awards held by Mr. Johnston (including any equity awards that vest upon satisfaction of performance criteria) will accelerate in full and become vested and (c) if Mr. Johnston timely elects continued coverage under COBRA, the Company or its successor will pay the full amount of Mr. Johnston’s COBRA premiums on his behalf for 18 months.

Mr. Johnston is also eligible to receive all customary and usual benefits generally available to senior executives of the Company.

Note 4 – Commitments and Contingencies, continued

Executive Transition Agreement – Stephen Rizzone

On April 3, 2015, the Company entered into an Amended and Restated Executive Employment Agreement with Stephen R. Rizzone, the Company’s former President and Chief Executive Officer (“Employment Agreement”).

The Employment Agreement effective as of January 1, 2015, had an initial term of four years and automatically renewed each year after the initial term. The Employment Agreement provided for an annual base salary of $365,000, and Mr. Rizzone was eligible to receive quarterly cash bonuses from the MBO Bonus Plan with a total target amount equal to 100% of his base salary based upon achievement of performance-based objectives established by the Board.

On July 9, 2021, the Company announced that Stephen R. Rizzone had retired from his position as the Company’s President and Chief Executive Officer and as a member of the Board.

In connection with Mr. Rizzone’s retirement, the Company and Mr. Rizzone entered into an Executive Transition Agreement (the “Separation Agreement”), providing for continued employment through August 31, 2021. Upon his termination of employment, the Separation Agreement provides severance payments and benefits to Mr. Rizzone consistent with the terms of his existing employment agreement with the Company, including without limitation: compensation-based payments of $1,460,000 in the aggregate, payable under a certain payment scheme as set forth therein, an additional lump sum cash payment of $2,000,000, a pro-rated bonus payment for the two months of employment during the current quarterly bonus period payable at the same time bonus payments are made to other executives of the Company, settlement of deferred vested RSUs and an extension of the exercise periods of all stock options held by Mr. Rizzone until the one year anniversary of his termination date, and additional benefits related to Mr. Rizzone’s medical insurance. In addition, the Company agreed to pay-off all amounts owed under a lease agreement relating to a Company Car and that Mr. Rizzone would receive the title to the vehicle. All compensation under the Separation Agreement has been or will be subject to applicable withholding.

As of March 31, 2022, the Company had unpaid accrued severance expense of $909,873 which is expected to be paid through August 31, 2023.

Strategic Alliance Agreement

In November 2016, the Company and Dialog Semiconductor plc (“Dialog”), a related party (see Note 7—Related Party Transactions), entered into a Strategic Alliance Agreement (“Alliance Agreement”) for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (“Licensed Products”). Pursuant to the terms of the Alliance Agreement, the Company agreed to engage Dialog as the exclusive supplier of the Licensed Products for specified fields of use, subject to certain exceptions (the “Company Exclusivity Requirement”). Dialog agreed to not distribute, sell or work with any third party to develop any competing products without the Company’s approval. In addition, both parties agreed on a revenue sharing arrangement and will collaborate on the commercialization of Licensed Products based on a mutually-agreed upon plan. Each party will retain all of its intellectual property.

The Alliance Agreement has an initial term of seven years, with automatic renewal annually thereafter unless terminated by either party upon 180 days’ prior written notice. The Company may terminate the Alliance Agreement at any time after the third anniversary of the Alliance Agreement upon 180 days’ prior written notice to Dialog, or if Dialog breaches certain exclusivity obligations. Dialog may terminate the Alliance Agreement if sales of Licensed Products do not meet specified targets. The Company Exclusivity Requirement had a termination date of the earlier of January 1, 2021 or the occurrence of certain events relating to the Company’s pre-existing exclusivity obligations. The Company Exclusivity Requirement renewed automatically on an annual basis unless the Company and Dialog agree to terminate the requirement.

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

Financing

On August 9, 2018, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on August 17, 2018. This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $75,000,000. Pursuant to this registration statement, in March 2019 the Company raised $23,319,156 (net of $1,680,844 in issuance costs) from an offering of shares of its common stock and warrants to purchase 1,666,666 shares of common stock at an exercise price of $10.00 per share. The Company also raised $4,557,693 (net of $339,081 in issuance costs) during the fourth quarter of 2019, $5,506,880 (net of $141,322 in issuance costs) during the first quarter of 2020 and $9,216,611 (net of $236,528 in issuance costs) during the second quarter of 2020, pursuant to this shelf registration statement. This shelf registration statement has expired and no additional shares will be sold thereunder.

On September 15, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on September 24, 2020, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to $75,000,000 of its common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and an at-the-market sales agreement prospectus supplement covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $40,000,000 of its common stock that may be issued and sold under that certain sales agreement (the “ATM Program”). The $40,000,000 of common stock to be offered, issued and sold under the sales agreement prospectus is included in the $75,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. Pursuant to this shelf registration statement, the Company sold shares which raised net proceeds of $38,832,711 (net of $1,167,289 in issuance costs) during the third and fourth quarters of 2020 under the ATM Program.

On October 4, 2021, the Company filed a prospectus supplement covering the offering, issuance and sale of up to an additional $35,000,000 of shares of the Company’s common stock pursuant to the ATM Program. The Company raised net proceeds of $27,043,751 (net of $868,122 in issuance costs), during the fourth quarter of 2021 under the ATM Program. As of March 31, 2022, the Company has $7,088,127 remaining on this shelf registration statement.

On November 15, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on December 16, 2021. This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $100,000,000.

Common Stock Outstanding

Our outstanding shares of common stock typically include shares that are deemed delivered under US GAAP. Shares that are deemed delivered currently include shares that have vested, but have not yet been delivered, under tax-deferred equity awards, as well as shares purchased under the ESPP where actual transfer of shares normally occurs a few days after the completion of the purchase periods. There are no voting rights for shares that are deemed delivered under US GAAP until the actual delivery of shares takes place. There are currently 200,000,000 shares of common stock authorized for issuance.

Note 6 – Stock-Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the 2013 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,500,000 shares, bringing to 8,785,967 the total number of shares approved for issuance under that plan.

As of March 31, 2022, 1,362,773 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2014 Non-employee Equity Compensation Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 800,000 shares, bringing to 1,650,000 the total number of shares approved for issuance under that plan.

As of March 31, 2022, 741,326 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 1,700,000 shares, bringing to 5,110,104 the total number of shares approved for issuance under that plan.

As of March 31, 2022, 2,411,013 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

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

As of March 31, 2022, 130,426 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

Employee Stock Purchase Plan

In April 2015, the Company’s Board approved the ESPP, under which 600,000 shares of common stock have been reserved for purchase by the Company’s employees, subject to the approval by the stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the ESPP to increase the number of shares reserved for issuance through equity-based instruments thereunder by 700,000 shares, bring to 1,550,000 the total number of shares approved for issuance under that plan. Under the ESPP, employees may designate an amount not less than 1% but not more than 10% of their annual compensation for the purchase of Company shares. No more than 7,500 shares may be purchased by an employee under the ESPP during an offering period. An offering period shall be six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of the option will be the lesser of 85% of the fair market of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

As of March 31, 2022, 547,548 shares of common stock remain eligible to be issued under the ESPP. Employees contributed $104,217 through payroll withholdings to the ESPP as of March 31, 2022 for the current offering period that will end on June 30, 2022 and shares will be deemed delivered on that date.

Note 6 – Stock-Based Compensation, continued

Stock Option Activity

During the three months ended March 31, 2022, the Board granted our Chief Executive Officer 300,000 stock options under the 2013 Equity Incentive Plan at an exercise price of $1.27 per share with half of the options vesting on the second anniversary of the vesting start date and a quarter of the options vesting on each of the two following anniversaries.

The Company estimated the fair value of stock options granted during the three months ended March 31, 2022 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

Three Months Ended March 31, 2022
Stock price	$1.27
Dividend yield	0%
Expected volatility	108%
Risk-free interest rate	1.92%
Expected life	5.6 years

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2022	525,006	$5.77	0.7	$–
Granted	300,000	1.27	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at March 31, 2022	825,006	$4.13	3.8	$–
Exercisable at January 1, 2022	525,006	$5.77	0.7	$–
Vested	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Exercisable at March 31, 2022	525,006	$5.77	0.4	$–

As of March 31, 2022, the unamortized fair value of options was $298,147. The unamortized amount will be expensed over a weighted average period of 3.2 years.

Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2022, the Board granted various employees RSUs covering 152,500 shares of common stock under the 2013 Equity Incentive Plan. The awards vest over terms ranging from three to four years.

During the three months ended March 31, 2022, the Compensation Committee and the Board granted various non-employees RSUs covering 131,096 shares of common stock under the 2014 Non-employee Equity Compensation Plan. The awards vest on the one year anniversary of the grant date.

During the three months ended March 31, 2022, the Board granted an employee RSUs covering 10,000 shares of common stock under the 2017 Equity Inducement Plan. The award vests over a term of four years.

Note 6 – Stock-Based Compensation, continued

As of March 31, 2022, the unamortized fair value of the RSUs was $3,155,703. The unamortized amount will be expensed over a weighted average period of 1.7 years. A summary of the activity related to RSUs for the three months ended March 31, 2022 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	1,709,273	$3.72
RSUs granted	293,596	1.29
RSUs forfeited	(42,342)	2.45
RSUs vested	(387,823)	5.97
Outstanding at March 31, 2022	1,572,704	$2.75

Employee Stock Purchase Plan (“ESPP”)

The current offering period under the ESPP started on January 1, 2022 and will conclude on June 30, 2022. During the year ended December 31, 2021, there were two offering periods. The first offering period began on January 1, 2021 and concluded on June 30, 2021. The second offering period began on July 1, 2021 and concluded on December 31, 2021.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $0.40 and $0.75 for the three months ended March 31, 2022 and 2021, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the ESPP of $40,973 and $57,316 for the three months ended March 31, 2022 and 2021, respectively.

The Company estimated the fair value of ESPP purchase options granted during the three months ended March 31, 2022 and 2021 using the Black-Scholes option pricing model. The fair values of ESPP purchase options granted were estimated using the following assumptions:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Stock price	$1.25	$1.80
Dividend yield	0%	0%
Expected volatility	61%	95%
Risk-free interest rate	0.19%	0.09%
Expected life	6 months	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Stock options	$10,313	$–
RSUs	745,620	2,088,910
ESPP	40,973	57,316
Total	$796,906	$2,146,226

Note 6 – Stock-Based Compensation, continued

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended March 31,
	2022	2021
Research and development	$353,043	$1,149,277
Sales and marketing	180,377	448,947
General and administrative	263,486	548,002
Total	$796,906	$2,146,226

Note 7 – Related Party Transactions

In November 2016, the Company and Dialog entered into the Alliance Agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of March 31, 2022, none of the warrants remain outstanding. As of March 31, 2022, Dialog owns approximately 2.3% of the Company’s outstanding common shares. The Company did not record any revenue or expense related to Dialog during the three months ended March 31, 2022 and 2021.

On September 20, 2021, the Company was notified by Dialog, recently acquired by Renesas Electronics Corporation, that it was terminating the Alliance Agreement between the Company and Dialog.

Note 8 – Customer Concentrations

Two customers accounted for approximately 53% of the Company’s revenue for the three months ended March 31, 2022, and one customer accounted for approximately 69% of the Company’s revenue for the three months ended March 31, 2021. Two customers accounted for approximately 63% of the accounts receivable balance as of March 31, 2022. Four customers accounted for approximately 68% of the accounts receivable balance as of December 31, 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation.  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “would,” “should,” “could,” “seek,” “intend,” “plan,” “continue,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed business strategy; market opportunities; regulatory approval; expectations for current and potential business relationships; the impact of COVID-19 and our response thereto on our business; and expectations for revenues, liquidity cash flows and financial performance, the anticipated results of our research and development efforts, the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements relate to the future and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to develop commercially feasible technology; timing of customer implementations of our technology in consumer products; timing and receipt of regulatory approvals in the United States and internationally; our ability to find and maintain development partners; market acceptance of our technology; competition in our industry; our ability to protect our intellectual property; competition; and other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis sections of our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any of our forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

We have developed our WattUp® wireless power technology, consisting of semiconductor chipsets, software controls, hardware designs and antennas, that enables RF based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities to enable the next generation of wireless power networks, delivering power and data in a seamless device portfolio. This includes near field and at-a-distance wireless charging with multiple power levels at various distances. We believe our WattUp technologies will help facilitate the deployment of the growing IoT applications. According to the recent report of the International Data Corporation, or the IDC, titled “Worldwide Global DataSphere IoT Device and Data Forecast, 2021–2025,” the IoT market is forecasted to grow to 39.3 billion devices by 2025. The initial IoT applications that we are targeting are in the area of RF tags and electronic shelf labeling (“ESL”) for the retail, industrial and healthcare markets.

We believe our technology is innovative in its approach, in that we are developing solutions that charge electronic devices using RF. To-date, we have developed multiple transmitters and receivers, including prototypes as well as partner production designs. The transmitters vary based on form factor, power specifications and frequencies, while the receivers support a myriad of wireless charging applications including Bluetooth tracking tags, IoT sensors, ESLs, beacons, stock management devices, security cameras, handheld devices, smart automation, wearables and hearables.

The first end product featuring our technology entered the market in 2019. We started shipping our first at-a-distance WattUp PowerBridge enabled transmitters for commercial IoT applications in the fourth quarter of 2021, and we expect additional WattUp-enabled products to be announced as we move our business forward.

Impact of COVID-19 on Our Business

We continue to monitor the ongoing effects of COVID-19 (including continued outbreaks) and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on our operations, financial position, cash flows, inventory, supply chains, global regulatory approvals, purchasing trends, customer payments, and the industry in general, in addition to the impact on our employees.

The COVID-19 pandemic has delayed adoption of our technology by potential customers who have experienced workforce and supply chain disruptions, and who continue to evaluate their future prospects and business models, including partnerships with us. Further delays in the adoption of our current or future products could result from the ongoing pandemic.  At times, certain of our outsourcing partners, component suppliers and logistical service providers have experienced disruptions, resulting in supply shortages that have affected and may continue to affect our sales. Similar disruptions could occur in the future.

Critical Accounting Policies and Estimates

Revenue Recognition

We follow Accounting Standards Codification (“ASC”) 606, "Revenue from Contracts with Customers" (Topic 606).

In accordance with Topic 606, we recognize revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when or as performance obligations are satisfied.

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

We record revenue associated with the sale of production-level systems once control over the product is transferred to the customer. We record the expense related to the sales of these systems as cost of revenue during the period delivered.

Results of Operations

Costs and Expenses

Cost of revenue consists of direct materials, direct labor and overhead for our production-level wireless charging systems. Research and development expenses include costs associated with our efforts to develop our technology, including personnel compensation, consulting, engineering supplies and components, intellectual property costs, regulatory expense and general office expenses specifically related to the research and development department. Sales and marketing expenses include costs associated with selling and marketing our technology to our customers, including personnel compensation, public relations, graphic design, tradeshow, engineering supplies utilized by the sales team and general office expenses specifically related to the sale and marketing department. General and administrative expenses include costs for general and corporate functions, including personnel compensation, facility fees, travel, telecommunications, insurance, professional fees, consulting fees, general office expenses, and other overhead.

Three Months Ended March 31, 2022 and 2021

Revenue.  During the three months ended March 31, 2022 and 2021, we recorded revenue of $215,961 and $145,065, respectively. The increase of $70,896 is primarily due to an increase in production-level systems revenue.

Costs and Expenses and Loss from Operations.  Costs and expenses are made up of cost of revenue, research and development, sales and marketing and general and administrative expenses. Losses from operations for the three months ended March 31, 2022 and 2021 were $7,155,544 and $8,527,787, respectively.

Cost of Revenue. Cost of revenue was $203,249 and $0, respectively, for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, cost of revenue is for our production-level systems that are sold to customers. We did not incur any cost of revenue during the three months ended March 31, 2021.

Research and Development Costs.  Research and development costs were $3,527,146 and $4,591,244, respectively, for the three months ended March 31, 2022 and 2021. The decrease of $1,064,098 is primarily due to a $1,110,774 decrease in compensation, consisting of a $796,234 decrease in stock-based compensation, primarily due to equity awards becoming fully vested during the previous year and a lower headcount within the department, a $314,540 decrease in payroll costs due to a lower headcount within the department and a $66,880 decrease in legal fees associated with patents and intellectual property, partially offset by a $77,120 increase in chip design and engineering supplies and components.

Sales and Marketing Costs.  Sales and marketing costs for the three months ended March 31, 2022 and 2021 were $1,613,590 and $1,794,212, respectively. The decrease of $180,622 is primarily due to a $331,133 decrease in compensation, consisting of a $268,570 decrease in stock-based compensation, primarily due to equity awards becoming fully vested during the previous year and a lower headcount within the department, a $62,563 decrease in payroll costs due to a lower headcount within the department and an $84,544 decrease in public relations, consulting and third party services expenses, partially offset by a $213,873 increase in tradeshow costs and a $30,126 increase in engineering components used by the sales and marketing staff.

General and Administrative Expenses.  General and administrative costs for the three months ended March 31, 2022 and 2021 were $2,027,520 and $2,287,396, respectively. The decrease of $259,876 is primarily due to a $441,302 decrease in compensation, consisting of a $284,516 decrease in stock-based compensation from forfeited equity awards and a lower headcount within the department, a $156,786 decrease in payroll costs due to a lower headcount within the department and an $87,781 decrease in legal and accounting fees, partially offset by a $109,994 increase in recruiting expense, a $61,717 increase in investor relations, consulting and third party services expenses, a $57,169 increase in insurance premiums and a $47,698 increase in annual stockholder meeting costs and stockholder transfer fees.

Interest Income. Interest income for the three months ended March 31, 2022 was $2,826 as compared to interest income of $2,024 for the three months ended March 31, 2021. The increase of $802 is primarily due to higher savings interest rates.

Net Loss. As a result of the above, net loss for the three months ended March 31, 2022 was $7,152,718 as compared to $8,525,763 for the three months ended March 31, 2021.

Liquidity and Capital Resources

During the three months ended March 31, 2022 and 2021, we recorded revenue of $215,961 and $145,065, respectively. We incurred net losses of $7,152,718 and $8,525,763 for the three months ended March 31, 2022 and 2021, respectively. Net cash used in operating activities was $6,356,971 and $5,976,550 for the three months ended March 31, 2022 and 2021, respectively. We are currently meeting our liquidity requirements through the proceeds of securities offerings that raised net proceeds of $53,556,202 during 2020 and $27,043,751 during the fourth quarter of 2021, proceeds from contributions to the ESPP and payments received from customers.

We believe our cash on hand as of March 31, 2022, together with anticipated revenues, will be sufficient to fund our operations through May 2023. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we will likely pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that we would find acceptable, or at all.

During the three months ended March 31, 2022, cash flows used in operating activities were $6,356,971, consisting of a net loss of $7,152,718, less non-cash expenses aggregating $1,053,761 (principally stock-based compensation of $796,906, decrease in amortization of operating lease right-of-use assets of $186,736 and depreciation and amortization expense of $70,119), a $271,044 decrease in accounts payable, a $203,010 decrease in operating lease liabilities and a $180,535 decrease in accrued expenses, partially offset by a $443,216 decrease in prepaid expenses and other current assets.

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

During the three months ended March 31, 2022 and 2021, cash flows used in investing activities were $44,489 and $111,727, respectively. The cash used in investing activities for the three months ended March 31, 2022 consisted of the purchase of new engineering software licenses. The cash used in investing activities for the three months ended March 31, 2021 consisted of the purchase of new testing equipment and engineering software.

During the three months ended March 31, 2022, cash flows provided by financing activities were $104,217, which consisted of entirely of proceeds from contributions to the ESPP. During the three months ended March 31, 2021, cash flows provided by financing activities were $117,013, which consisted entirely of proceeds from contributions to the ESPP.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended March 31, 2022. See "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our Form 10-K for the year ended December 31, 2021 for a discussion of our exposure to market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of March 31, 2022, our principal executive and principal financial officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

We are subject to many risks that may harm our business, prospects, results of operations and financial condition. This discussion highlights some of the risks that might adversely affect our future operating results in material ways. We believe these are the risks and uncertainties that are the most important ones we face. We cannot be certain that we will successfully address these risks, and if we are unable to address them, our business may not grow, our stock price may suffer and you could lose the value of your investment in the Company. Other risks and uncertainties that we do not currently recognize as material risks, or that are similar to risks faced by other companies in our industry, may also impair our business, prospects, results of operations and financial condition. The risks discussed below include forward-looking statements, and our actual results may differ substantially from what is in these forward-looking statements.

Risks Related to Our Financial Condition

We have no history of generating meaningful product revenue, and we may never achieve or maintain profitability.

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of March 31, 2022, we had an accumulated deficit of approximately $344 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and, if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of sufficient scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

We will likely need additional financings to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We may not have sufficient funds to fully implement our long-term business plans. It is likely that we will need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of any substantial revenue being earned for such products. Such financings could include equity financing, which may be dilutive to our current stockholders, and debt financing, which could restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of potential worsening global economic conditions and general global economic uncertainty (including as a result of actual or perceived disruption caused by COVID-19, including the “delta”, “omicron” or any other variants, or other infectious diseases, the ongoing conflict between Russia and the Ukraine and the global sanctions imposed in response thereto, increases in inflation, fluctuating interest rates and disruptions to global supply chains), political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have and may continue to experience cost increases, including increases in our supply chain costs. Additionally, because we purchase component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

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

Our technology must satisfy customer expectations and be suitable for use in consumer applications. Any delays in developing our technology that arise from factors of this sort would aggravate our exposure to the risk of having inadequate capital to fund the research and development needed to complete development of these products. Technical problems leading to delays would cause us to incur additional expenses that would increase our operating losses. If we experience significant delays in developing our technology and products based on it for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail, and you could lose all or part of the value of your investment in the Company. If we fail to develop practical and economical commercial products based on our technology, our business may fail and you could lose all or part of the value of your investment in our stock.

The outbreak of health epidemics, such as COVID-19, has and may further adversely affect our business, results of operations and financial condition.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we, our customers and suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. For example, the COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, manufacturing restrictions, declarations of states of emergency, business shutdown and restrictions on the movement of employees in China, the United States and many other countries. A majority of our potential customers have a significant dependence on the Chinese manufacturing and supply chain infrastructure. We believe the COVID-19 pandemic has delayed adoption of our technology by potential customers who temporarily shut down their workforces and supply chains based in China and elsewhere around the world. At times, certain of our outsourcing partners, component suppliers and logistical service providers have experienced disruptions, resulting in supply shortages that have affected and may continue to affect our sales. Similar disruptions could occur in the future.

In the United States, COVID-19 has resulted in travel and other restrictions in order to reduce the spread of the disease, including executive orders in California and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. As a result of these developments, we have implemented work-from-home policies for our employees that will likely remain in effect in some form through the end of 2022 and possibly longer. The effects of state executive orders, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies could negatively impact productivity, disrupt our research and development or other operations and delay the planned launch of our customers’ new products that incorporate our technology, the magnitude of which will depend, in part, on the length and severity of the continuing restrictions and other limitations on our ability to conduct our business in the ordinary course. Several vaccines have been approved for use since the fourth quarter of 2020, with vaccination rates increasing through the first quarter of 2022. Several new variants of COVID-19 have emerged and may be more transmissible than other variants. Vaccines approved to date have lower efficacy in combating the transmission of some of these new variants, though vaccines appear to protect against severe illness. Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity are still uncertain as of the date of this report.

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

As products incorporating our technology are launched commercially, we may experience seasonality or other unevenness in our financial results in consumer markets or a long and variable sales cycle in enterprise markets.

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

We rely on email and other electronic means of communication to connect with our existing and potential customers. Our customers may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information or other personal information or to introduce viruses through Trojan horse programs or otherwise through our customers’ computers, smartphones, tablets or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through product improvements, spoofing and phishing may damage our brand and increase our costs. Any of these events or circumstances could materially adversely affect our business, financial condition and operating results.

Our strategic relationship with Dialog, a provider of electronics products, has been terminated, and there can be no assurance that we will find a suitable replacement or be able to conduct the same activities internally.

We were historically party to a Alliance Agreement with Dialog, a provider of electronics products, pursuant to which we licensed our WattUp technology to Dialog and it became the exclusive provider of our technology. In November 2021, we were informed that Dialog was acquired by the Japanese chipmaker, Renesas Electronics, and that Dialog, under the control of Renesas Electronics would not be continuing our relationship. As we transfer our supply chains away from Dialog, we have been developing our own internal capabilities and are partnering once again with the foundry partner that supported our manufacturing process before we entered into the Alliance Agreement. While have seen no major impact to-date as a result of the termination of our relationship with Dialog, the process of transferring our supply chains away from Dialog may result in manufacturing delays, increases in manufacturing or sales costs or reduced revenues.

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

Our business exposes us to potential liability risks that are inherent in the marketing and sale of products used by consumers. We may be held liable if our technology causes injury or death or is found otherwise unsuitable. While we believe our technology is safe, users could allege and possibly prove defects (some of which could be alleged or proved to cause harm to users or others) because we design our technology to perform complex functions involving RF energy in close proximity to users. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. The coverage limits of the insurance policies we may choose to purchase to cover related risks may not be adequate to cover future claims. If sales of products incorporating our technology increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could negatively affect our sales or require a change in the design or manufacturing process, any of which could harm our reputation, harm our relationship with licensors of our products, result in a decline in revenue and harm our business.

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

Our charging technology involves power transmission using RF energy, which is subject to regulation by the Federal Communications Commission in the United States and by comparable regulatory agencies worldwide. It may also be subject to regulation by other agencies. Regulatory concerns include whether human exposure to RF emissions falls below specified thresholds. Higher levels of exposure require separate approval.  For example, transmitting more power over a certain distance or transmitting power over a greater distance may require separate regulatory approvals. In addition, we design our technology to operate in a RF band that is also used for Wi-Fi routers and other wireless consumer electronics, and we also design it to operate at different frequencies as demanded for some customer applications. Applications at different frequencies may require separate regulatory approvals.  Efforts to obtain regulatory approval for devices using our technology are costly and time consuming, and there can be no assurance that requisite regulatory approvals will be forthcoming. If approvals are not obtained in a timely and cost-efficient manner, our business and operating results could be materially adversely affected. In addition, legal or regulatory developments could impose additional restrictions or costs on us that could require us to redesign our technology or future products, or that are difficult or impracticable to comply with, all of which would adversely affect our revenues and financial results.

Risks Related to Personnel

We are highly dependent on key members of our executive management team. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of a very small number of key executives. If we lose the services of any of the key members of our executive management team, we could be required to expend significant time and money in the pursuit of replacements, which may result in a delay in the implementation of our business plan and plan of operations. If necessary, we can give no assurance that we could find satisfactory permanent replacements for these individuals at all or on terms that would not be unduly expensive or burdensome to us. We do not currently carry any key-person life insurance that would help us recoup our costs in the event of the death or disability of any of these executives.

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

We qualify as a “smaller reporting company” and are therefore not required to file an auditor attestation report. If we experience a material weakness in our internal controls, we may fail to detect errors in our financial accounting, which may require a financial statement restatement or otherwise harm our operating results, cause us to fail to meet our SEC reporting obligations or listing requirements of The Nasdaq Stock Market, or Nasdaq, adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 2014. The price of our common stock is likely to continue to fluctuate significantly in response to many factors that are beyond our control, including:

•	regulatory announcements;
•	actual or anticipated variations in our operating results;
•

general economic, industry and market conditions, including increases in inflation or fluctuating interest rates and disruptions to global supply chains, and perceptions of future economic growth prospects in the economy at large;

•	terrorist acts, acts of war or periods of widespread civil unrest, such as the ongoing conflict between Russia and the Ukraine and the global sanctions imposed in response thereto;
•	natural disasters and other calamities, including global pandemics such as the COVID-19 pandemic, including in particular the “delta” and “omicron” variants;
•	the limited number of holders of our common stock;
•	changes in the economic performance and/or market valuations of other technology companies;
•	our announcements of significant strategic partnerships, regulatory developments and other events;
•	announcements by other companies in our industry;
•	articles published or rumors circulated by third parties regarding our business, technology or development partners;
•	additions or departures of key personnel; and
•	sales or other transactions involving our capital stock.

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

As a public reporting company, we incur significant legal, accounting and other expenses. We are subject to reporting requirements of the Exchange Act and rules subsequently implemented by the SEC that require us to establish and maintain effective disclosure controls and internal controls over financial reporting, as well as some specific corporate governance practices. Our management and other personnel are expected to devote a substantial amount of time to compliance initiatives associated with our public reporting company status. Those costs can be expected to increase as we emerged from emerging growth company status and will increase significantly if we no longer qualify as a smaller reporting company.

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

As of December 31, 2021, we had a Federal net operating loss (“NOL”) carry forwards of approximately $241,988,000. Under the Internal Revenue Code of 1986, as amended, NOLs arising in tax years ending on or before December 31, 2017 can generally be carried forward to offset future taxable income for a period of 20 years, and NOLs arising in tax years ending after December 31, 2017 can generally be carried forward indefinitely. Our ability to use our NOLs will be dependent on our ability to generate taxable income, and the NOLs that arose in tax years ending on or before December 31, 2017 could expire before we generate sufficient taxable income to take advantage of the NOLs. As of December 31, 2021, based on our history of operating losses it is possible that a portion of our NOLs will not be fully realizable.

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

•

authorize our Board to issue preferred stock without stockholder approval and to designate the rights, preferences and privileges of each class; if issued, such preferred stock would increase the number of outstanding shares of our capital stock and could include terms that may deter an acquisition of us;

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will continue to cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Item 2.  Sales of Unregistered Securities; Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Periodic Report by Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a)/15d-14a

31.2	Certification of Periodic Report by the Acting Chief Financial Officer (principal financial officer) pursuant to Rule 13a-14(a)/15d-14a

32.1	Certification of Periodic Report by Chief Executive Officer (principal executive officer) and the Acting Chief Financial Officer (principal financial officer) pursuant to U.S.C. Section 1350

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+

This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGOUS CORPORATION
(Registrant)

Date: May 16, 2022	By:	/s/ Cesar Johnston
		Name:	Cesar Johnston
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ William Mannina
		Name:	William Mannina
		Title:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)