Form 10-Q
period 2022-06-30
Energous Corp
filed 2022-08-16
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of August 10, 2022, there were 77,482,564 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

	As of
	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,669,685	$49,071,414
Accounts receivable, net	210,283	283,602
Inventory	52,153	–
Prepaid expenses and other current assets	1,265,895	874,886
Total current assets	37,198,016	50,229,902

Property and equipment, net	495,395	510,197
Operating lease right-of-use assets	2,318,717	618,985
Other assets	11,991	11,991
Total assets	$40,024,119	$51,371,075
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,008,932	$1,205,957
Accrued expenses	1,472,763	1,523,317
Accrued severance expense	744,820	975,439
Operating lease liabilities, current portion	721,500	628,307
Deferred revenue	21,345	13,364
Total current liabilities	3,969,360	4,346,384

Operating lease liabilities, long-term portion	1,615,527	40,413
Total liabilities	5,584,887	4,386,797

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued or outstanding at June 30, 2022 and December 31, 2021.	–	–
Common Stock, $0.00001 par value, 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 77,464,571 and 76,667,205 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	775	767
Additional paid-in capital	385,008,963	383,383,550
Accumulated deficit	(350,570,506)	(336,400,039)
Total stockholders’ equity	34,439,232	46,984,278
Total liabilities and stockholders’ equity	$40,024,119	$51,371,075

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$232,971	$184,960	$448,932	$330,025
Costs and expenses:
Cost of revenue	271,384	–	474,633	–
Research and development	3,209,910	6,103,694	6,737,056	10,694,938
Sales and marketing	1,158,092	2,441,357	2,771,682	4,235,569
General and administrative	2,024,939	2,656,748	4,052,459	4,944,144
Severance expense	633,444	–	633,444	–
Total costs and expenses	7,297,769	11,201,799	14,669,274	19,874,651
Loss from operations	(7,064,798)	(11,016,839)	(14,220,342)	(19,544,626)
Other income:
Interest income	47,049	1,010	49,875	3,034
Total other income	47,049	1,010	49,875	3,034
Net loss	$(7,017,749)	$(11,015,829)	$(14,170,467)	$(19,541,592)
Basic and diluted loss per common share	$(0.09)	$(0.18)	$(0.18)	$(0.32)
Weighted average shares outstanding, basic and diluted	77,125,105	62,080,250	77,028,549	61,825,044

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	76,667,205	$767	$383,383,550	$(336,400,039)	$46,984,278
Stock-based compensation - options	–	–	10,313	–	10,313
Stock-based compensation - restricted stock units ("RSUs")	–	–	745,620	–	745,620
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	40,973	–	40,973
Issuance of shares for RSUs	387,823	4	(4)	–	–
Proceeds from contributions to the ESPP	–	–	104,217	–	104,217
Net loss	–	–	–	(7,152,718)	(7,152,718)
Balance at March 31, 2022 (unaudited)	77,055,028	771	384,284,669	(343,552,757)	40,732,683
Stock-based compensation - options	–	–	21,330	–	21,330
Stock-based compensation - RSUs	–	–	601,029	–	601,029
Stock-based compensation - ESPP	–	–	41,428	–	41,428
Issuance of shares for RSUs	215,746	2	(2)	–	–
Proceeds from contributions to the ESPP	193,797	2	60,509	–	60,511
Net loss	–	–	–	(7,017,749)	(7,017,749)
Balance at June 30, 2022 (unaudited)	77,464,571	$775	$385,008,963	$(350,570,506)	$34,439,232

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	61,292,412	$614	$344,024,638	$(294,972,746)	$49,052,506
Stock-based compensation - RSUs	–	–	2,088,910	–	2,088,910
Stock-based compensation - ESPP	–	–	57,316	–	57,316
Issuance of shares for RSUs	627,412	6	(6)	–	–
Proceeds from contributions to the ESPP	–	–	117,013	–	117,013
Net loss	–	–	–	(8,525,763)	(8,525,763)
Balance at March 31, 2021 (unaudited)	61,919,824	620	346,287,871	(303,498,509)	42,789,982
Stock-based compensation - RSUs	–	–	1,471,826	–	1,471,826
Stock-based compensation - performance share units ("PSUs")	–	–	2,695,847	–	2,695,847
Stock-based compensation - ESPP	–	–	60,651	–	60,651
Issuance of shares for RSUs	298,641	3	(3)	–	–
Issuance of shares for PSUs	494,608	5	(5)	–	–
Proceeds from contributions to the ESPP	155,064	2	120,232	–	120,234
Net loss	–	–	–	(11,015,829)	(11,015,829)
Balance at June 30, 2021 (unaudited)	62,868,137	$630	$350,636,419	$(314,514,338)	$36,122,711

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,170,467)	$(19,541,592)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	127,311	126,385
Stock based compensation	1,460,693	6,374,550
Changes in operating lease right-of-use assets	371,604	393,936
Bad debt expense	17,500	–
Changes in operating assets and liabilities:
Accounts receivable	55,819	(46,120)
Inventory	(52,153)	–
Prepaid expenses and other current assets	(391,009)	(10,769)
Accounts payable	(197,025)	555,702
Accrued severance expense	(230,619)	–
Accrued expenses	(50,554)	31,251
Operating lease liabilities	(403,029)	(422,533)
Deferred revenue	7,981	1,500
Net cash used in operating activities	(13,453,948)	(12,537,690)
Cash flows from investing activities:
Purchases of property and equipment	(112,509)	(203,004)
Net cash used in investing activities	(112,509)	(203,004)
Cash flows from financing activities:
Proceeds from contributions to employee stock purchase plan	164,728	237,247
Net cash provided by financing activities	164,728	237,247
Net decrease in cash and cash equivalents	(13,401,729)	(12,503,447)
Cash and cash equivalents - beginning	49,071,414	50,729,661
Cash and cash equivalents - ending	$35,669,685	$38,226,214
Supplemental disclosure of non-cash investing and financing activities:
Increase in operating lease right-of-use assets and operating lease liabilities	$2,071,336	$–
Common stock issued for RSUs	$6	$9
Common stock issued for PSUs	$–	$5

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

Note 2 – Liquidity and Management Plans

During the three and six months ended June 30, 2022, the Company recorded revenue of $232,971 and $448,932, respectively. During the three and six months ended June 30, 2021, the Company recorded revenue of $184,960 and $330,025, respectively. During the three and six months ended June 30, 2022, the Company recorded net losses of $7,017,749 and $14,170,467, respectively. During the three and six months ended June 30, 2021, the Company recorded net losses of $11,015,829 and $19,541,592, respectively. Net cash used in operating activities was $13,453,948 and $12,537,690 for the six months ended June 30, 2022 and 2021, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $53,556,202 during 2020, and $27,043,751 during the fourth quarter of 2021, proceeds from contributions to the Company’s employee stock purchase plan (the “ESPP”), along with payments received from customers.

As of June 30, 2022, the Company had cash on hand of $35,669,685. The Company expects that cash on hand as of June 30, 2022, together with anticipated revenues, will be sufficient to fund the Company’s operations through August 2023.

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

Revenue Recognition

The Company follows Accounting Standards Codification (“ASC”) 606, "Revenue from Contracts with Customers" (“Topic 606”).

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

The Company’s revenue comes from its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the three and six months ended June 30, 2022, the Company recognized $232,971 and $448,932, respectively, in revenue. During the three and six months ended June 30, 2021, the Company recognized $184,960 and $330,025, respectively, in revenue.

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

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $3,209,910 and $6,103,694 for the three months ended June 30, 2022 and 2021, respectively. The Company incurred research and development costs of $6,737,056 and $10,694,938 for the six months ended June 30, 2022 and 2021, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2022, no liability for unrecognized tax benefits was required to be reported. The guidance from ASC 740, Income Taxes, also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three and six months ended June 30, 2022 or 2021. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 6,212,707 and 6,323,445 for the three months ended June 30, 2022 and 2021, respectively, and 6,212,707 and 6,323,445 for the six months ended June 30, 2022 and 2021, respectively because their inclusion would be anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Warrants issued to private investors	3,284,789	3,284,789	3,284,789	3,284,789
Options to purchase common stock	825,006	550,985	825,006	550,985
RSUs	2,102,912	1,530,216	2,102,912	1,530,216
PSUs	–	957,455	–	957,455
Total potentially dilutive securities	6,212,707	6,323,445	6,212,707	6,323,445

The table above includes 1,618,123 warrants expiring on October 6, 2022, with an exercise price of $23.00 and 1,666,666 warrants expiring on March 1, 2024, with an exercise price of $10.00.

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. The Company applies the short-term lease recognition exemption and recognizes lease payments in profit or loss at lease commencement for facility or equipment leases that have a lease term of 12 months or less and do not include a purchase option whose exercise is reasonably certain. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2022, through the date which the financial statements are available to be issued.

Note 4 – Commitments and Contingencies

Operating Leases

San Jose Lease

On May 20, 2022, the Company signed a lease amendment to the existing lease of its office space at its corporate headquarters in San Jose, California, extending the term of the lease for an additional three years. Upon signing the new lease amendment, the Company recorded a new right-of-use lease asset of $2,071,336 and operating lease liability of $2,071,336, using a present value discount rate of 3.0%. Upon expiration of the original lease on September 30, 2022, the new monthly lease payment starting October 1, 2022 will be $58,903, subject to annual escalations up to a maximum monthly lease payment of $62,490.

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

Note 4 – Commitments and Contingencies, continued

Operating Lease Commitments

The Company follows ASC 842, Leases, (“Topic 842”) and recognizes the required right-of-use assets and operating lease liabilities on its balance sheet. The Company anticipates having future total lease payments of $2,446,936 during the period from the third quarter of 2022 to the third quarter of 2025. As of June 30, 2022, the Company has total operating lease right-of-use assets of $2,318,717, current portion of operating lease liabilities of $721,500 and long-term portion of operating lease liabilities of $1,615,527. The weighted average remaining lease term is 3.2 years as of June 30, 2022.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of June 30, 2022 is as follows:

Amount
(unaudited)
2022	$398,203
2023	752,828
2024	733,497
2025	562,408
Total future lease payments	2,446,936
Present value discount (2.9% weighted average)	(109,909)
Total operating lease liabilities	$2,337,027

Hosted Design Software Agreement

On June 25, 2015, the Company entered into a three-year agreement to license electronic design automation software in a hosted environment. Pursuant to the agreement, under which services began in July 2015, the Company is required to remit quarterly payments. In June 2021, the Company entered into its latest renewal of the agreement for an additional three years, and the Company is required to remit quarterly payments of approximately $233,000 through the second quarter of 2024.

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

During the three months ended June 30, 2022, the Company accrued $275,990 in expense under the Bonus Plan, which will be paid during the third quarter of 2022. During the three months ended June 30, 2021, the Company accrued $391,578 in expense under the Bonus Plan, which was paid during the third quarter of 2021. During the six months ended June 30, 2022 and 2021, the Company accrued $501,792 and $783,156 in expense under the Bonus Plan, respectively. The expense under the Bonus Plan is recorded under operating expenses on the Company’s Condensed Statement of Operations within each executive’s department.

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

Mr. Johnston will further be eligible for (a) an additional equity award in the amount of 287,000 PSUs to acquire shares of the Company’s common stock, which vest up to one third per year over a three year period commencing January 1, 2022 and ending December 31, 2024, upon the achievement of performance criteria to be mutually established by Mr. Johnston and the Compensation Committee, and (b) an additional equity award of up to 25,000 PSUs per calendar year for 2022, 2023 and 2024, respectively, based on outperformance of agreed upon goals per calendar year, as determined by the Compensation Committee with approval of the Board. As of June 30, 2022, the PSUs had not yet been granted. On July 20, 2022, the Compensation Committee approved by unanimous written consent, the PSU grants to Mr. Johnston pursuant to the terms of Mr. Johnston’s offer letter and subject to the outperformance of certain performance metrics as determined by the Compensation Committee.

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

Note 4 – Commitments and Contingencies, continued

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

As of June 30, 2022, the Company had unpaid accrued severance expense of $732,424 pertaining to Mr. Rizzone’s Separation Agreement which is expected to be paid through August 31, 2023.

Executive Transition Agreement – Neeraj Sahejpal

On April 29, 2022, the Company announced the departure of Neeraj Sahejpal, former Senior Vice President of Marketing and Business Development, effective April 30, 2022. Pursuant to the terms of Mr. Sahejpal’s severance and change of control agreement with the Company, Mr. Sahejpal received payments and benefits including compensation equal to 12 months of Mr. Sahejpal’s then-current salary of $261,250, 12 months of maximum potential bonus of $261,250, and 12 months of COBRA reimbursements. In addition, all RSUs held by Mr. Sahejpal that were due to vest in the 12 months after his departure, totaling RSUs covering 85,943 shares, were accelerated.

The Company recorded $633,444 in total severance expense pertaining to Mr. Sahejpal’s departure for the three and six months ended June 30, 2022. As of June 30, 2022, the Company had unpaid accrued severance expense of $12,396 pertaining to Mr. Sahejpal’s agreement which is expected to be paid through April 30, 2023.

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

On September 15, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on September 24, 2020, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to $75,000,000 of its common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and an at-the-market sales agreement prospectus supplement covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $40,000,000 of its common stock that may be issued and sold under the At Market Issuance Sales Agreement, as amended, between the Company, B. Riley, Roth Capital Partners LLC and Ladenburg Thalmann & Co. Inc. (the “ATM Program”). The $40,000,000 of common stock to be offered, issued and sold under the ATM Program is included in the $75,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. Pursuant to this shelf registration statement, the Company sold shares which raised net proceeds of $38,832,711 (net of $1,167,289 in issuance costs) during the third and fourth quarters of 2020 under the ATM Program.

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

As of June 30, 2022, 609,384 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2014 Non-employee Equity Compensation Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 800,000 shares, bringing to 1,650,000 the total number of shares approved for issuance under that plan.

As of June 30, 2022, 738,326 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 1,700,000 shares, bringing to 5,110,104 the total number of shares approved for issuance under that plan.

As of June 30, 2022, 2,411,013 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

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

As of June 30, 2022, 140,861 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan. On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the plan by 2,000,000 shares.

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

As of June 30, 2022, 353,751 shares of common stock remain eligible to be issued under the ESPP. Employees contributed $164,728 through payroll withholdings to the ESPP for the offering period ended June 30, 2022 and shares were be deemed delivered on that date.

Note 6 – Stock-Based Compensation, continued

Stock Option Activity

During the six months ended June 30, 2022, the Board granted our Chief Executive Officer 300,000 stock options under the 2013 Equity Incentive Plan at an exercise price of $1.27 per share with half of the options vesting on the second anniversary of the vesting start date and a quarter of the options vesting on each of the two following anniversaries.

The Company estimated the fair value of stock options granted during the six months ended June 30, 2022 using the Black-Scholes option pricing model. The fair values of stock options granted were estimated using the following assumptions:

Six Months Ended June 30, 2022
Stock price	$1.27
Dividend yield	0%
Expected volatility	108%
Risk-free interest rate	1.92%
Expected life	5.6 years

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2022	525,006	$5.77	0.7	$–
Granted	300,000	1.27	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at June 30, 2022	825,006	$4.13	3.5	$–
Exercisable at January 1, 2022	525,006	$5.77	0.7	$–
Vested	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Exercisable at June 30, 2022	525,006	$5.77	0.2	$–

As of June 30, 2022, the unamortized fair value of options was $276,817. The unamortized amount will be expensed over a weighted average period of 3.0 years.

Restricted Stock Units (“RSUs”)

During the six months ended June 30, 2022, the Board granted various employees RSUs covering 1,018,450 shares of common stock under the 2013 Equity Incentive Plan. The awards vest over terms ranging from two to four years.

During the six months ended June 30, 2022, the Compensation Committee and the Board granted various non-employees RSUs covering 179,096 shares of common stock under the 2014 Non-employee Equity Compensation Plan. The awards vest over terms ranging from one to two years.

During the six months ended June 30, 2022, the Board granted various employees RSUs covering 20,000 shares of common stock under the 2017 Equity Inducement Plan. The awards vest over four years.

Note 6 – Stock-Based Compensation, continued

As of June 30, 2022, the unamortized fair value of the RSUs was $2,927,707. The unamortized amount will be expensed over a weighted average period of 1.7 years. A summary of the activity related to RSUs for the six months ended June 30, 2022 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	1,709,273	$3.72
RSUs granted	1,217,546	1.09
RSUs forfeited	(220,338)	2.31
RSUs vested	(603,569)	5.12
Outstanding at June 30, 2022	2,102,912	$1.94

Employee Stock Purchase Plan (“ESPP”)

The most recent offering period under the ESPP started on January 1, 2022 and concluded on June 30, 2022. During the year ended December 31, 2021, there were two offering periods. The first offering period began on January 1, 2021 and concluded on June 30, 2021. The second offering period began on July 1, 2021 and concluded on December 31, 2021.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under this plan was approximately $0.40 and $0.75 for the six months ended June 30, 2022 and 2021, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the ESPP of $41,428 and $60,651 for the three months ended June 30, 2022 and 2021, respectively, and the Company recognized compensation expense for the ESPP of $82,401 and $117,967 for the six months ended June 30, 2022 and 2021, respectively.

The Company estimated the fair value of ESPP purchase options granted during the six months ended June 30, 2022 and 2021 using the Black-Scholes option pricing model. The fair values of ESPP purchase options granted were estimated using the following assumptions:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Stock price	$1.25	$1.80
Dividend yield	0%	0%
Expected volatility	61%	95%
Risk-free interest rate	0.19%	0.09%
Expected life	6 months	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$21,330	$–	$31,643	$–
RSUs	601,029	1,471,826	1,346,649	3,560,736
PSUs	–	2,695,847	–	2,695,847
ESPP	41,428	60,651	82,401	117,967
Total	$663,787	$4,228,324	$1,460,693	$6,374,550

Note 6 – Stock-Based Compensation, continued

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$295,481	$2,517,233	$648,524	$3,666,510
Sales and marketing	54,399	1,032,414	234,776	1,481,361
General and administrative	226,245	678,677	489,731	1,226,679
Severance expense	87,662	–	87,662	–
Total	$663,787	$4,228,324	$1,460,693	$6,374,550

Note 7 – Related Party Transactions

In November 2016, the Company and Dialog entered into the Alliance Agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of March 31, 2022, none of the warrants remain outstanding. As of June 30, 2022, Dialog owns approximately 2.2% of the Company’s outstanding common shares. The Company did not record any revenue during the three or six months ended June 30, 2022 and 2021. The Company incurred $0 and $183,000 from Dialog in chip development expense during the three months ended June 30, 2022 and 2021, respectively, and the Company incurred $0 and $183,000 from Dialog in chip development expense during the six months ended June 30, 2022 and 2021, respectively.

On September 20, 2021, the Company was notified by Dialog, recently acquired by Renesas Electronics Corporation, that it was terminating the Alliance Agreement between the Company and Dialog.

Note 8 – Customer Concentrations

Four customers accounted for approximately 88% of the Company’s revenue for the three months ended June 30, 2022, and three customers accounted for approximately 64% of the Company’s revenue for the three months ended June 30, 2021. Four customers accounted for approximately 69% of the Company’s revenue for the six months ended June 30, 2022, and four customers accounted for approximately 72% of the Company’s revenue for the six months ended June 30, 2021. Four customers accounted for approximately 85% of the accounts receivable balance as of June 30, 2022. Four customers accounted for approximately 68% of the accounts receivable balance as of December 31, 2021.

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

Three Months Ended June 30, 2022 and 2021

Revenue.  During the three months ended June 30, 2022 and 2021, we recorded revenue of $232,971 and $184,960, respectively. The increase of $48,011 is primarily due to an increase in production-level systems revenue.

Costs and Expenses and Loss from Operations.  Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expenses. Losses from operations for the three months ended June 30, 2022 and 2021 were $7,064,798 and $11,016,839, respectively.

Cost of Revenue. Cost of revenue was $271,384 and $0, respectively, for the three months ended June 30, 2022 and 2021. For the three months ended June 30, 2022, cost of revenue is for our production-level systems that are sold to customers. We did not incur any cost of revenue during the three months ended June 30, 2021.

Research and Development Costs.  Research and development costs were $3,209,910 and $6,103,694, respectively, for the three months ended June 30, 2022 and 2021. The decrease of $2,893,784 is primarily due to a $2,723,973 decrease in compensation, consisting of a $2,221,752 decrease in stock-based compensation, primarily due to equity awards becoming fully vested during the previous year and the transfer of the current CEO to the General and Administrative Department late last year after his promotion and a $502,221 decrease in payroll costs due to a lower headcount within the department and a $255,204 decrease in chip design and engineering supplies and components, partially offset by an $87,200 increase in recruiting fees.

Sales and Marketing Costs.  Sales and marketing costs for the three months ended June 30, 2022 and 2021 were $1,158,092 and $2,441,357, respectively. The decrease of $1,283,265 is primarily due to a $1,204,406 decrease in compensation, consisting of a $978,015 decrease in stock-based compensation, primarily due to equity awards becoming fully vested during the previous year and a lower headcount within the department and a $226,391 decrease in payroll costs due to a lower headcount within the department, a $72,994 decrease in legal fees and a $71,697 decrease in public relations, consulting and third party services expenses, partially offset by an $88,720 increase in recruiting fees.

General and Administrative Expenses.  General and administrative costs for the three months ended June 30, 2022 and 2021 were $2,024,939 and $2,656,748, respectively. The decrease of $631,809 is primarily due to a $482,890 decrease in compensation, consisting of a $452,432 decrease in stock-based compensation from forfeited equity awards and a lower headcount within the department and a $30,458 decrease in payroll costs due to a lower headcount within the department, a $128,942 decrease in legal and accounting fees and a $77,556 decrease in annual meeting costs, partially offset by a $47,970 increase in recruiting fees.

Interest Income. Interest income for the three months ended June 30, 2022 was $47,049 as compared to interest income of $1,010 for the three months ended June 30, 2021. The increase of $46,039 is primarily due to higher savings interest rates.

Net Loss. As a result of the above, net loss for the three months ended June 30, 2022 was $7,017,749 as compared to $11,015,829 for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 and 2021

Revenue.  During the six months ended June 30, 2022 and 2021, we recorded revenue of $448,932 and $330,025, respectively. The increase is primarily from sales to our production-level customer.

Costs and Expenses and Loss from Operations.  Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expenses. Losses from operations for the six months ended June 30, 2022 and 2021 were $14,220,342 and $19,544,626, respectively.

Cost of Revenue. Cost of revenue was $474,633 and $0, respectively, for the six months ended June 30, 2022 and 2021. For the six months ended June 30, 2022, cost of revenue is for our production-level systems that are sold to customers. We did not incur any cost of revenue during the six months ended June 30, 2021.

Research and Development Costs.  Research and development costs were $6,737,056 and $10,694,938, respectively, for the six months ended June 30, 2022 and 2021. The decrease of $3,957,882 is primarily due to a $3,834,747 decrease in compensation, consisting of a $3,017,986 decrease in stock-based compensation from the recognition of PSU award expense in 2021 and the transfer of the current CEO to the General and Administrative department towards the end of 2021 after his promotion and $816,761 decrease in payroll costs from a lower headcount within the department, a $267,023 decrease in consulting and third party expense and a $178,084 decrease in engineering supplies, components and chip development costs due to project timing, partially offset by a $112,850 increase in recruiting fees and an $89,221 increase in postage.

Sales and Marketing Costs.  Sales and marketing costs for the six months ended June 30, 2022 and 2021 were $2,771,682 and $4,235,569, respectively. The decrease of $1,463,887 is primarily due to a $1,535,539 decrease in compensation, consisting of a $1,246,585 decrease in stock-based compensation from the recognition of PSU award expense during 2021 and a lower headcount within the department and a $288,954 decrease in payroll costs from a lower headcount within the department, a $156,242 decrease in public relations, consulting and third party services expense, a $90,087 decrease in legal fees and a $63,633 decrease in marketing and promotional expenses, partially offset by a $228,424 increase in tradeshow expense and an $88,720 increase in recruiting fees.

General and Administrative Expenses.  General and administrative costs for the six months ended June 30, 2022 and 2021 were $4,052,459 and $4,944,144, respectively. The decrease of $891,685 is primarily due to a $924,192 decrease in compensation, consisting of a $736,948 decrease in stock-based compensation from the recognition of PSU award expense during 2021 and a $187,244 decrease in payroll costs from a lower headcount within the department, a $258,951 decrease in legal fees, a $45,309 decrease in rent and a $41,308 decrease in annual meeting costs, partially offset by a $157,964 increase in recruiting fees, a $42,228 increase in accounting and audit fees, a $38,202 increase in insurance premiums, a $37,279 increase in travel costs and a $32,627 increase in training, dues and subscriptions.

Interest Income. Interest income for the six months ended June 30, 2022 was $49,875 as compared to interest income of $3,034 for the six months ended June 30, 2021. The increase of $46,841 is primarily due to higher savings interest rates.

Net Loss. As a result of the above, net loss for the six months ended June 30, 2022 was $14,170,467 as compared to $19,541,592 for the six months ended June 30, 2021.

Liquidity and Capital Resources

During the six months ended June 30, 2022 and 2021, we recorded revenue of $448,932 and $330,025, respectively. We incurred net losses of $14,170,467 and $19,541,592 for the six months ended June 30, 2022 and 2021, respectively. Net cash used in operating activities was $13,453,948 and $12,537,690 for the six months ended June 30, 2022 and 2021, respectively. We are currently meeting our liquidity requirements through the proceeds of securities offerings that raised net proceeds of $53,556,202 during 2020 and $27,043,751 during the fourth quarter of 2021, proceeds from contributions to the ESPP and payments received from customers.

We believe our cash on hand as of June 30, 2022, together with anticipated revenues, will be sufficient to fund our operations through August 2023. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we will likely pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that we would find acceptable, or at all.

During the six months ended June 30, 2022, cash flows used in operating activities were $13,453,948, consisting of a net loss of $14,170,467, less non-cash expenses aggregating $1,977,108 (principally stock-based compensation of $1,460,693, amortization of operating lease right-of-use assets of $371,604 and depreciation and amortization expense of $127,311), a $403,029 decrease in operating lease liabilities, a $391,009 increase in prepaid expenses and other current assets, a $230,619 decrease in accrued severance expense, a $197,025 decrease in accounts payable, a $52,153 increase in inventory and a $50,554 decrease in accrued expenses, partially offset by a $55,819 decrease in accounts receivable.

During the six months ended June 30, 2021, cash flows used in operating activities were $12,537,690, consisting of a net loss of $19,541,592, less non-cash expenses aggregating $6,894,871 (principally stock-based compensation of $6,374,550, amortization of operating lease right-of-use assets of $393,936 and depreciation and amortization expense of $126,385) and a $555,702 increase in accounts payable, partially offset by a $422,533 decrease in operating lease liabilities and a $46,120 increase in accounts receivable.

During the six months ended June 30, 2022 and 2021, cash flows used in investing activities were $112,509 and $203,004, respectively. The cash used in investing activities for the six months ended June 30, 2022 consisted of the purchase of new testing equipment and engineering software. The cash used in investing activities for the six months ended June 30, 2021 consisted of the purchase of new testing equipment and engineering software.

During the six months ended June 30, 2022, cash flows provided by financing activities were $164,728, which consisted of entirely of proceeds from contributions to the ESPP. During the six months ended June 30, 2021, cash flows provided by financing activities were $237,247, which consisted entirely of proceeds from contributions to the ESPP.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended June 30, 2022. See "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our Form 10-K for the year ended December 31, 2021 for a discussion of our exposure to market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of June 30, 2022, our principal executive and principal financial officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of June 30, 2022, we had an accumulated deficit of approximately $351 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and, if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of sufficient scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

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

In the United States, COVID-19 has resulted in travel and other restrictions in order to reduce the spread of the disease, including executive orders in California and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. As a result of these developments, we have implemented work-from-home policies for our employees that will likely remain in effect in some form through the end of 2022 and possibly longer. The effects of state executive orders, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies could negatively impact productivity, disrupt our research and development or other operations and delay the planned launch of our customers’ new products that incorporate our technology, the magnitude of which will depend, in part, on the length and severity of the continuing restrictions and other limitations on our ability to conduct our business in the ordinary course. Several vaccines have been approved for use since the fourth quarter of 2020, with vaccination rates increasing through the first half of 2022. Several new variants of COVID-19 have emerged and may be more transmissible than other variants. Vaccines approved to date have lower efficacy in combating the transmission of some of these new variants, though vaccines appear to protect against severe illness. Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity are still uncertain as of the date of this report.

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

We were historically party to an Alliance Agreement with Dialog, a provider of electronics products, pursuant to which we licensed our WattUp technology to Dialog and it became the exclusive provider of our technology. In November 2021, we were informed that Dialog was acquired by the Japanese chipmaker, Renesas Electronics, and that Dialog, under the control of Renesas Electronics would not be continuing our relationship. As we transfer our supply chains away from Dialog, we have been developing our own internal capabilities and are partnering once again with the foundry partner that supported our manufacturing process before we entered into the Alliance Agreement. While we have seen no major impact to-date as a result of the termination of our relationship with Dialog, the process of transferring our supply chains away from Dialog may result in manufacturing delays, increases in manufacturing or sales costs or reduced revenues.

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

Item 2.  Sales of Unregistered Securities; Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Third Amendment to Lease dated as of May 20, 2022 between the Company and Balzer Family Investments, L.P. (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a)/15d-14a

31.2	Certification of Periodic Report by the Acting Chief Financial Officer (principal financial officer) pursuant to Rule 13a-14(a)/15d-14a

32.1+	Certification of Periodic Report by Chief Executive Officer (principal executive officer) and the Acting Chief Financial Officer (principal financial officer) pursuant to U.S.C. Section 1350

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

ENERGOUS CORPORATION
(Registrant)

Date: August 15, 2022	By:	/s/ Cesar Johnston
		Name:	Cesar Johnston
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ William Mannina
		Name:	William Mannina
		Title:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)