Form 10-Q
period 2022-09-30
Energous Corp
filed 2022-11-10
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November 7, 2022, there were 78,083,343 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,355,468	$49,071,414
Accounts receivable, net	243,320	283,602
Inventory	164,426	–
Prepaid expenses and other current assets	1,105,254	874,886
Total current assets	31,868,468	50,229,902

Property and equipment, net	436,400	510,197
Operating lease right-of-use assets	2,139,949	618,985
Other assets	11,991	11,991
Total assets	$34,456,808	$51,371,075
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$893,783	$1,205,957
Accrued expenses	1,524,241	1,523,317
Accrued severance expense	580,034	975,439
Operating lease liabilities, current portion	709,014	628,307
Deferred revenue	55,841	13,364
Total current liabilities	3,762,913	4,346,384

Operating lease liabilities, long-term portion	1,436,339	40,413
Total liabilities	5,199,252	4,386,797

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued or outstanding at September 30, 2022 and December 31, 2021.	–	–
Common Stock, $0.00001 par value, 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 77,722,402 and 76,667,205 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	778	767
Additional paid-in capital	385,792,159	383,383,550
Accumulated deficit	(356,535,381)	(336,400,039)
Total stockholders’ equity	29,257,556	46,984,278
Total liabilities and stockholders’ equity	$34,456,808	$51,371,075

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$223,201	$201,364	$672,133	$531,389
Costs and expenses:
Cost of revenue	420,060	–	894,693	–
Research and development	2,885,830	4,737,159	9,622,886	15,432,097
Sales and marketing	1,093,640	1,922,128	3,865,322	6,157,697
General and administrative	1,931,386	1,990,266	5,983,845	6,934,410
Severance expense	–	4,017,172	633,444	4,017,172
Total costs and expenses	6,330,916	12,666,725	21,000,190	32,541,376
Loss from operations	(6,107,715)	(12,465,361)	(20,328,057)	(32,009,987)
Other income:
Interest income	142,840	835	192,715	3,869
Total other income	142,840	835	192,715	3,869
Net loss	$(5,964,875)	$(12,464,526)	$(20,135,342)	$(32,006,118)
Basic and diluted loss per common share	$(0.08)	$(0.20)	$(0.26)	$(0.51)
Weighted average shares outstanding, basic and diluted	77,595,878	63,014,246	77,219,737	62,225,801

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	76,667,205	$767	$383,383,550	$(336,400,039)	$46,984,278
Stock-based compensation - options	–	–	10,313	–	10,313
Stock-based compensation - restricted stock units ("RSUs")	–	–	745,620	–	745,620
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	40,973	–	40,973
Issuance of shares for RSUs	387,823	4	(4)	–	–
Proceeds from contributions to the ESPP	–	–	104,217	–	104,217
Net loss	–	–	–	(7,152,718)	(7,152,718)
Balance at March 31, 2022 (unaudited)	77,055,028	$771	$384,284,669	$(343,552,757)	$40,732,683
Stock-based compensation - options	–	–	21,330	–	21,330
Stock-based compensation - RSUs	–	–	601,029	–	601,029
Stock-based compensation - ESPP	–	–	41,428	–	41,428
Issuance of shares for RSUs	215,746	2	(2)	–	–
Proceeds from contributions to the ESPP	193,797	2	60,509	–	60,511
Net loss	–	–	–	(7,017,749)	(7,017,749)
Balance at June 30, 2022 (unaudited)	77,464,571	$775	$385,008,963	$(350,570,506)	$34,439,232
Stock-based compensation - options	–	–	21,564	–	21,564
Stock-based compensation - RSUs	–	–	586,652	–	586,652
Stock-based compensation - performance share units ("PSUs")	–	–	67,922	–	67,922
Stock-based compensation - ESPP	–	–	22,084	–	22,084
Issuance of shares for RSUs	257,831	3	(3)	–	–
Proceeds from contributions to the ESPP	–	–	84,977	–	84,977
Net loss	–	–	–	(5,964,875)	(5,964,875)
Balance at September 30, 2022 (unaudited)	77,722,402	$778	$385,792,159	$(356,535,381)	$29,257,556

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	61,292,412	$614	$344,024,638	$(294,972,746)	$49,052,506
Stock-based compensation - RSUs	–	–	2,088,910	–	2,088,910
Stock-based compensation - ESPP	–	–	57,316	–	57,316
Issuance of shares for RSUs	627,412	6	(6)	–	–
Proceeds from contributions to the ESPP	–	–	117,013	–	117,013
Net loss	–	–	–	(8,525,763)	(8,525,763)
Balance at March 31, 2021 (unaudited)	61,919,824	$620	$346,287,871	$(303,498,509)	$42,789,982
Stock-based compensation - RSUs	–	–	1,471,826	–	1,471,826
Stock-based compensation - PSUs	–	–	2,695,847	–	2,695,847
Stock-based compensation - ESPP	–	–	60,651	–	60,651
Issuance of shares for RSUs	298,641	3	(3)	–	–
Issuance of shares for PSUs	494,608	5	(5)	–	–
Proceeds from contributions to the ESPP	155,064	2	120,232	–	120,234
Net loss	–	–	–	(11,015,829)	(11,015,829)
Balance at June 30, 2021 (unaudited)	62,868,137	$630	$350,636,419	$(314,514,338)	$36,122,711
Stock-based compensation - options	–	–	284,994	–	284,994
Stock-based compensation - RSUs	–	–	1,010,990	–	1,010,990
Stock-based compensation - PSUs	–	–	843,741	–	843,741
Stock-based compensation - ESPP	–	–	76,814	–	76,814
Issuance of shares for RSUs	287,135	3	(3)	–	–
Proceeds from contributions to the ESPP	–	–	124,801	–	124,801
Net loss	–	–	–	(12,464,526)	(12,464,526)
Balance at September 30, 2021 (unaudited)	63,155,272	$633	$352,977,756	$(326,978,864)	$25,999,525

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(20,135,342)	$(32,006,118)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	200,995	195,361
Stock based compensation	2,158,915	8,591,089
Changes in operating lease right-of-use assets	550,372	594,089
Bad debt expense	30,000	10,850
Changes in operating assets and liabilities:
Accounts receivable	10,282	(111,683)
Inventory	(164,426)	–
Prepaid expenses and other current assets	(230,368)	(72,074)
Other assets	–	(10,381)
Accounts payable	(312,174)	(174,606)
Accrued expenses	924	18,822
Accrued severance expense	(395,405)	1,102,832
Operating lease liabilities	(594,703)	(636,984)
Deferred revenue	42,477	–
Net cash used in operating activities	(18,838,453)	(22,498,803)
Cash flows from investing activities:
Purchases of property and equipment	(127,198)	(310,718)
Net cash used in investing activities	(127,198)	(310,718)
Cash flows from financing activities:
Proceeds from contributions to employee stock purchase plan	249,705	362,048
Net cash provided by financing activities	249,705	362,048
Net decrease in cash and cash equivalents	(18,715,946)	(22,447,473)
Cash and cash equivalents - beginning	49,071,414	50,729,661
Cash and cash equivalents - ending	$30,355,468	$28,282,188
Supplemental disclosure of non-cash investing and financing activities:
Increase in operating lease right-of-use assets and operating lease liabilities	$2,071,336	$–
Common stock issued for RSUs	$9	$12
Common stock issued for PSUs	$–	$5

The accompanying notes are an integral part of these condensed financial statements.

Note 1 - Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company has developed its WattUp® wireless power technology, consisting of proprietary semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities, including near-field wireless charging and at-a-distance wireless charging at various distances. The Company believes its proprietary WattUp technologies are well suited for many applications, including building and home automation, electronic shelf labels, industrial IoT sensors, surface and implanted medical devices, tracking devices, hearables, wearables, consumer electronics and public safety applications. Potential future applications include smartphones, commercial and industrial robotics, as well as automotive solutions and other devices with charging requirements that would otherwise require battery replacement or a wired power connection.

Note 2 – Liquidity and Management Plans

During the three and nine months ended September 30, 2022, the Company recorded revenue of $223,201 and $672,133, respectively. During the three and nine months ended September 30, 2021, the Company recorded revenue of $201,364 and $531,389, respectively. During the three and nine months ended September 30, 2022, the Company recorded net losses of $5,964,875 and $20,135,342, respectively. During the three and nine months ended September 30, 2021, the Company recorded net losses of $12,464,526 and $32,006,118, respectively. Net cash used in operating activities was $18,838,453 and $22,498,803 for the nine months ended September 30, 2022 and 2021, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $53,556,202 during 2020 and $27,043,751 during the fourth quarter of 2021, proceeds from contributions to the Company’s employee stock purchase plan (the “ESPP”), along with payments received from customers.

As of September 30, 2022, the Company had cash and cash equivalents of $30,355,468. The Company expects that cash and cash equivalents as of September 30, 2022, together with anticipated revenues, will be sufficient to fund the Company’s operations through November 2023.

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

The Company’s revenue comes from its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the three and nine months ended September 30, 2022, the Company recognized $223,201 and $672,133, respectively, in revenue. During the three and nine months ended September 30, 2021, the Company recognized $201,364 and $531,389, respectively, in revenue.

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

Note 3 – Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $2,885,830 and $4,737,159 for the three months ended September 30, 2022 and 2021, respectively. The Company incurred research and development costs of $9,622,886 and $15,432,097 for the nine months ended September 30, 2022 and 2021, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2022, no liability for unrecognized tax benefits was required to be reported. The guidance from ASC 740, Income Taxes, also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three and nine months ended September 30, 2022 or 2021. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 6,346,398 and 5,843,167 for the three months ended September 30, 2022 and 2021, respectively, and 6,346,398 and 5,843,167 for the nine months ended September 30, 2022 and 2021, respectively because their inclusion would be anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Warrants issued to private investors	3,284,789	3,284,789	3,284,789	3,284,789
Options to purchase common stock	300,262	550,985	300,262	550,985
RSUs	2,474,347	1,183,951	2,474,347	1,183,951
PSUs	287,000	823,442	287,000	823,442
Total potentially dilutive securities	6,346,398	5,843,167	6,346,398	5,843,167

Note 3 – Summary of Significant Accounting Policies, continued

The table above includes 1,618,123 warrants that subsequently expired on October 6, 2022, which had an exercise price of $23.00 and 1,666,666 warrants expiring on March 1, 2024, which have an exercise price of $10.00.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2022, through the date which the financial statements are available to be issued.

Note 4 – Commitments and Contingencies

Operating Leases

San Jose Lease

On May 20, 2022, the Company signed a lease amendment to the existing lease of its office space at its corporate headquarters in San Jose, California, extending the term of the lease for an additional three years. Upon signing the lease amendment, the Company recorded a new ROU lease asset of $2,071,336 and operating lease liability of $2,071,336, using a present value discount rate of 3.0%. Upon expiration of the original lease on September 30, 2022, the new monthly lease payment starting October 1, 2022 is $58,903, subject to annual escalations up to a maximum monthly lease payment of $62,490.

Costa Mesa Lease

On July 15, 2019, the Company signed a new lease agreement for the lease of office space in Costa Mesa, California for an additional two years. Upon expiration of the original lease on September 30, 2019, the new monthly lease payment starting October 1, 2019 was $9,773 and is subject to an annual escalation up to a maximum monthly lease payment of $10,200.

On September 22, 2021, the Company signed a new Costa Mesa lease to lease a new, distinct office space in a different building with the same landlord. Per the lease, the lease commencement date is October 1, 2021 and the expiry date is September 30, 2023. The Company did not have control of the new office space until October 2021, at which time the Company recorded a new ROU lease asset of $104,563 and operating lease liability of $104,563. The new Costa Mesa lease has an initial monthly lease payment of $4,369 starting October 1, 2021 and is subject to an annual escalation up to a maximum monthly lease payment of $4,522.

Operating Lease Commitments

The Company follows ASC 842, Leases, (“Topic 842”) and recognizes the required ROU assets and operating lease liabilities on its balance sheet. The Company anticipates having future total lease payments of $2,239,006 during the period from the fourth quarter of 2022 to the third quarter of 2025. As of September 30, 2022, the Company has total operating lease ROU assets of $2,139,949, current portion of operating lease liabilities of $709,014 and long-term portion of operating lease liabilities of $1,436,339. The weighted average remaining lease term is 3.0 years as of September 30, 2022.

Note 4 – Commitments and Contingencies, continued

A reconciliation of undiscounted cash flows to lease liabilities recognized as of September 30, 2022 is as follows:

Amount
(unaudited)
2022	$190,273
2023	752,828
2024	733,497
2025	562,408
Total future lease payments	2,239,006
Present value discount (2.9% weighted average)	(93,653)
Total operating lease liabilities	$2,145,353

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

During the three months ended September 30, 2022, the Company accrued $465,241 in expense under the Bonus Plan, which will be paid during the fourth quarter of 2022 and the first quarter of 2023. During the three months ended September 30, 2021, the Company accrued $304,377 in expense under the Bonus Plan, which was paid during the fourth quarter of 2021. During the nine months ended September 30, 2022 and 2021, the Company recognized $967,033 and $1,087,533 in expense under the Bonus Plan, respectively. The expense under the Bonus Plan is recognized under operating expenses on the Company’s Condensed Statement of Operations within each executive’s department.

Severance and Change in Control Agreement

On March 15, 2018, the Compensation Committee approved a form of Severance and Change in Control Agreement (“Severance Agreement”) that the Company may enter into with executive officers (each, an “Executive”).

Under the Severance Agreement, if an Executive is terminated in a qualifying change in control termination, the Company agrees to pay the Executive six to 12 months of that Executive’s monthly base salary. If an Executive elects continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) the Company will pay the full amount of the Executive’s premiums under the Company’s health, dental and vision plans, including coverage for the Executive’s eligible dependents, for the six to 12 month period following the Executive’s termination.

Note 4 – Commitments and Contingencies, continued

Executive Employee Agreement – Cesar Johnston

On December 9, 2021, the Company announced that Cesar Johnston had been appointed as the Company’s Chief Executive Officer. In connection with Mr. Johnston’s appointment as Chief Executive Officer, the Company and Mr. Johnston executed an offer letter dated as of December 6, 2021.

Under the terms of his offer letter, Mr. Johnston will receive an annual base salary of $400,000 per year. Beginning in year 2022, he will be eligible to receive a discretionary annual bonus of up to 100% of his base salary, at the recommendation of the Company’s Compensation Committee, with the approval of the Company’s Board. In addition, as an inducement to accept his appointment as Chief Executive Officer, Mr. Johnston will receive, subject to continued employment, (a) a special one-time sign-on bonus in the amount of $120,000, payable in two equal installments of $60,000 each on the first payroll date in 2022 and the first payroll date after December 6, 2022, (b) a grant of 150,000 RSUs to acquire shares of the Company’s common stock, one third of which shall vest on December 6, 2022 and the remaining two thirds of which shall vest in eight equal installments of 12,500 each on each quarterly anniversary thereafter and (c) a grant of an option to purchase 300,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date, half of which shall vest on December 31, 2023, a quarter of which shall vest on December 31, 2024 and the remainder of which shall vest on December 31, 2025.

Also pursuant to the terms of his offer letter, Mr. Johnston is eligible for (a) an additional equity award in the amount of 287,000 PSUs to acquire shares of the Company’s common stock, to vest at various amounts to be agreed upon by the Board per year over a three year period commencing January 1, 2022 and ending December 31, 2024, upon the achievement of performance criteria to be mutually established by Mr. Johnston and the Compensation Committee, and (b) an additional equity award of up to 25,000 PSUs per calendar year for each of 2022, 2023 and 2024, based on outperformance of agreed upon goals per calendar year, as determined by the Compensation Committee with approval of the Board. On July 20, 2022, the Board approved, by unanimous written consent, the grant to Mr. Johnston of up to 287,000 PSUs pursuant to the terms of Mr. Johnston’s offer letter. The 287,000 PSUs that have been approved shall vest as follows: (a) up to 187,000 PSU shares shall vest on December 31, 2022, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics previously determined by the Compensation Committee and approved by the Board, and (b) up to an additional 50,000 PSU shares shall vest on each of December 31, 2023 and December 31, 2024, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics to be recommended by the Compensation Committee and approved by the Board at a subsequent date. As of September 30, 2022, only 187,000 PSUs have approved performance criteria.

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

As of September 30, 2022, the Company had unpaid accrued severance expense of $572,016 pertaining to Mr. Rizzone’s Separation Agreement which is expected to be paid through August 31, 2023.

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

The Company recorded $0 and $633,444 in total severance expense pertaining to Mr. Sahejpal’s departure for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the Company had unpaid accrued severance expense of $8,018 pertaining to Mr. Sahejpal’s agreement which is expected to be paid through April 30, 2023.

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

Financing

On September 15, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on September 24, 2020, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to $75,000,000 of its common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and an at-the-market sales agreement prospectus supplement covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $40,000,000 of its common stock that may be issued and sold under the At Market Issuance Sales Agreement, as amended, between the Company, B. Riley Securities, Inc., Roth Capital Partners LLC and Ladenburg Thalmann & Co. Inc. (the “ATM Program”). The $40,000,000 of common stock to be offered, issued and sold under the ATM Program is included in the $75,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. Pursuant to this shelf registration statement, the Company sold shares which raised net proceeds of $38,832,711 (net of $1,167,289 in issuance costs) during the third and fourth quarters of 2020 under the ATM Program.

On October 4, 2021, the Company filed a prospectus supplement covering the offering, issuance and sale of up to an additional $35,000,000 of shares of the Company’s common stock pursuant to the ATM Program. The Company raised net proceeds of $27,043,751 (net of $868,122 in issuance costs), during the fourth quarter of 2021 under the ATM Program. As of September 30, 2022, the Company has $7,088,127 remaining on this shelf registration statement. During the period from October 1, 2022 through November 7, 2022, the Company made additional sales under the ATM Program (see Note 9 – Subsequent Events).

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

As of September 30, 2022, 1,180,012 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2014 Non-Employee Equity Compensation Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 800,000 shares, bringing to 1,650,000 the total number of shares approved for issuance under that plan.

As of September 30, 2022, 634,867 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 1,700,000 shares, bringing to 5,110,104 the total number of shares approved for issuance under that plan.

As of September 30, 2022, 2,124,013 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

2017 Equity Inducement Plan

On December 28, 2017, the Board approved the 2017 Equity Inducement Plan. Under the 2017 Equity Inducement Plan, the Board reserved 600,000 shares for the grant of RSUs. These grants will be administered by the Board or a committee of the Board. These awards will be granted to individuals who (a) are being hired as an employee by the Company or any subsidiary and such award is a material inducement to such person being hired; (b) are being rehired as an employee following a bona fide period of interruption of employment with the Company or any subsidiary; or (c) will become an employee of the Company or any subsidiary in connection with a merger or acquisition.

As of September 30, 2022, 1,569,170 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan. On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 2,000,000 shares.

Employee Stock Purchase Plan

In April 2015, the Company’s Board approved the ESPP, under which 600,000 shares of common stock have been reserved for purchase by the Company’s employees, subject to the approval by the Company’s stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the ESPP to increase the number of shares reserved for issuance through equity-based instruments thereunder by 700,000 shares, bring to 1,550,000 the total number of shares approved for issuance under that plan. Under the ESPP, employees may designate an amount not less than 1% but not more than 10% of their annual compensation for the purchase of Company shares. No more than 7,500 shares may be purchased by an employee under the ESPP during an offering period. An offering period shall be six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of the option will be the lesser of 85% of the fair market of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

Note 6 – Stock-Based Compensation, continued

As of September 30, 2022, 353,751 shares of common stock remain eligible to be issued under the ESPP. Employees contributed $84,977 through payroll withholdings to the ESPP as of September 30, 2022 for the current offering period which will end on December 31, 2022 with shares deemed delivered on that date.

Stock Option Activity

During the nine months ended September 30, 2022, the Board granted our Chief Executive Officer 300,000 stock options under the 2013 Equity Incentive Plan at an exercise price of $1.27 per share with half of the options vesting on the second anniversary of the vesting start date and a quarter of the options vesting on each of the two following anniversaries.

The Company estimated the fair value of stock options granted during the second quarter of 2022 using the Black-Scholes option pricing model. No stock options were granted during the first quarter or third quarter of 2022. The fair values of stock options granted during the second quarter of 2022 were estimated using the following assumptions:

Three Months Ended June 30, 2022
Stock price	$1.27
Dividend yield	0%
Expected volatility	108%
Risk-free interest rate	1.92%
Expected life	5.6 years

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2022	525,006	$5.77	0.7	$–
Granted	300,000	1.27	–	–
Exercised	–	–	–	–
Forfeited	(524,744)	5.77	–	–
Outstanding at September 30, 2022	300,262	$1.27	9.2	$–
Exercisable at January 1, 2022	525,006	$5.77	0.7	$–
Vested	–	–	–	–
Exercised	–	–	–	–
Forfeited	(524,744)	5.77	–	–
Exercisable at September 30, 2022	262	$2.49	1.3	$–

As of September 30, 2022, the unamortized fair value of options was $255,253. The unamortized amount will be expensed over a weighted average period of 2.8 years.

Performance Share Units (“PSUs”)

On July 20, 2022, the Board granted the Company’s Chief Executive Officer, Cesar Johnston, up to 287,000 PSUs under the Company’s 2015 Performance Share Unit Plan pursuant to the terms of Mr. Johnston’s offer letter with the Company (See Note 4 – Commitments and Contingencies). The up to 287,000 PSUs that have been approved shall vest as follows: (a) up to 187,000 PSU shares shall vest on December 31, 2022, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics previously determined by the Compensation Committee and approved by the Board, and (b) up to an additional 50,000 PSU shares shall vest on each of December 31, 2023 and December 31, 2024, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics to be recommended by the Compensation Committee and approved by the Board at a subsequent date. As of September 30, 2022, only 187,000 PSUs have approved performance criteria.

Note 6 – Stock-Based Compensation, continued

As of September 30, 2022, the unamortized fair value of the PSUs was $84,670. The unamortized amount will be expensed over a weighted average period of 0.25 years. A summary of the activity related to PSUs for the nine months ended September 30, 2022 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	–	$–
PSUs granted	187,000	1.02
PSUs forfeited	–	–
PSUs vested	–	–
Outstanding at September 30, 2022	187,000	$1.02

Restricted Stock Units (“RSUs”)

During the nine months ended September 30, 2022, the Board granted various employees RSUs covering 1,038,700 shares of common stock under the 2013 Equity Incentive Plan. The awards vest over terms ranging from two to four years.

During the nine months ended September 30, 2022, the Compensation Committee and the Board granted various non-employees RSUs covering 290,055 shares of common stock under the 2014 Non-Employee Equity Compensation Plan. The awards vest over terms ranging from one to two years.

During the nine months ended September 30, 2022, the Board granted various employees RSUs covering 601,000 shares of common stock under the 2017 Equity Inducement Plan. The awards vest over four years.

As of September 30, 2022, the unamortized fair value of the RSUs was $3,212,555. The unamortized amount will be expensed over a weighted average period of 1.9 years. A summary of the activity related to RSUs for the nine months ended September 30, 2022 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	1,709,273	$3.72
RSUs granted	1,929,755	1.21
RSUs forfeited	(303,281)	2.14
RSUs vested	(861,400)	4.49
Outstanding at September 30, 2022	2,474,347	$1.69

Employee Stock Purchase Plan (“ESPP”)

The current offering period under the ESPP started on July 1, 2022 and will conclude on December 31, 2022. The recently completed offering period under the ESPP started on January 1, 2022 and concluded on June 30, 2022. During the year ended December 31, 2021, there were two offering periods. The first offering period began on January 1, 2021 and concluded on June 30, 2021. The second offering period began on July 1, 2021 and concluded on December 31, 2021.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under the ESPP was approximately $0.36 and $1.05 for the nine months ended September 30, 2022 and 2021, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the ESPP of $22,084 and $76,814 for the three months ended September 30, 2022 and 2021, respectively, and the Company recognized compensation expense for the ESPP of $104,485 and $194,781 for the nine months ended September 30, 2022 and 2021, respectively.

Note 6 – Stock-Based Compensation, continued

The Company estimated the fair value of ESPP purchase options granted during the nine months ended September 30, 2022 and 2021 using the Black-Scholes option pricing model. The fair values of ESPP purchase options granted were estimated using the following assumptions:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Stock price	$0.96 - $1.25	$1.80 - $2.78
Dividend yield	0%	0%
Expected volatility	61% - 68%	95% - 143%
Risk-free interest rate	0.19% - 2.52%	0.05% - 0.09%
Expected life	6 months	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$21,564	$284,994	$53,207	$284,994
RSUs	586,652	1,010,990	1,933,301	4,571,726
PSUs	67,922	843,741	67,922	3,539,588
ESPP	22,084	76,814	104,485	194,781
Total	$698,222	$2,216,539	$2,158,915	$8,591,089

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$273,923	$1,207,415	$922,447	$4,873,925
Sales and marketing	109,702	565,367	344,478	2,046,728
General and administrative	314,597	158,763	804,328	1,385,442
Severance expense	–	284,994	87,662	284,994
Total	$698,222	$2,216,539	$2,158,915	$8,591,089

Note 7 – Related Party Transactions

In November 2016, the Company and Dialog entered into the Alliance Agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of September 30, 2022, none of the warrants remain outstanding. As of September 30, 2022, Dialog owns approximately 2.2% of the Company’s outstanding common shares. The Company did not record any revenue during the three or nine months ended September 30, 2022 and 2021. The Company incurred $0 and $225,000 from Dialog in chip development expense during the three months ended September 30, 2022 and 2021, respectively, and the Company incurred $0 and $408,000 from Dialog in chip development expense during the nine months ended September 30, 2022 and 2021, respectively.

On September 20, 2021, the Company was notified by Dialog, recently acquired by Renesas Electronics Corporation, that it was terminating the Alliance Agreement between the Company and Dialog.

Note 8 – Customer Concentrations

Two customers accounted for approximately 87% of the Company’s revenue for the three months ended September 30, 2022, and two customers accounted for approximately 61% of the Company’s revenue for the three months ended September 30, 2021. One customer accounted for approximately 46% of the Company’s revenue for the nine months ended September 30, 2022, and four customers accounted for approximately 62% of the Company’s revenue for the nine months ended September 30, 2021. Four customers accounted for approximately 99% of the accounts receivable balance as of September 30, 2022. Four customers accounted for approximately 68% of the accounts receivable balance as of December 31, 2021.

Note 9 – Subsequent Events

During the period from October 1, 2022 through November 7, 2022, the Company raised net proceeds of $453,180 (net of $11,632 in issuance costs) under its ATM Program. As of November 7, 2022, the Company has $6,623,315 remaining on the ATM Program.

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

Overview

We have developed our WattUp® wireless power technology, consisting of semiconductor chipsets, software controls, hardware designs and antennas, that enables RF based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities to enable the next generation of wireless power networks, delivering power and data in a seamless device portfolio. This includes near field and at-a-distance wireless charging with multiple power levels at various distances. We believe our WattUp technologies will help facilitate the deployment of the growing IoT applications. According to the IDC (International Data Corporation) November 2021 IoT Spending Guide Forecast, the IoT market is forecasted to grow to nearly 40 billion devices by 2025. The initial IoT applications that we are targeting are in the area of RF tags and electronic shelf labeling (“ESL”) for the retail, industrial and healthcare markets.

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

Impact of COVID-19 on Our Business

We continue to monitor the ongoing effects of COVID-19, including its impact on our operations, financial position, cash flows, inventory, supply chains, global regulatory approvals, purchasing trends, customer payments, and the industry in general, in addition to the impact on our employees.

We believe that the COVID-19 pandemic delayed adoption of our technology by potential customers who have experienced workforce and supply chain disruptions, and who continue to evaluate their future prospects and business models, including partnerships with us. Further delays in the adoption of our current or future products could result from the ongoing pandemic.  At times, certain of our outsourcing partners, component suppliers and logistical service providers have experienced disruptions, resulting in supply shortages that have affected and may continue to affect our sales. Similar disruptions could occur in the future.

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

Three Months Ended September 30, 2022 and 2021

Revenue.  During the three months ended September 30, 2022 and 2021, we recorded revenue of $223,201 and $201,364, respectively. The increase of $21,837 is primarily due to an increase in production-level systems sales volume.

Costs and Expenses and Loss from Operations.  Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expense. Losses from operations for the three months ended September 30, 2022 and 2021 were $6,107,715 and $12,465,361, respectively.

Cost of Revenue. Cost of revenue was $420,060 and $0, respectively, for the three months ended September 30, 2022 and 2021. For the three months ended September 30, 2022, cost of revenue is for our production-level systems that are sold to customers. We did not incur any cost of revenue during the three months ended September 30, 2021.

Research and Development Costs.  Research and development costs were $2,885,830 and $4,737,159, respectively, for the three months ended September 30, 2022 and 2021. The decrease of $1,851,329 is primarily due to a $1,385,345 decrease in compensation, consisting of a $933,492 decrease in stock-based compensation, primarily due to equity awards becoming fully vested during the previous year and the transfer of the current CEO to the General and Administrative Department late last year after his promotion and a $451,853 decrease in payroll costs due to a lower headcount within the department, a $336,059 decrease in chip design, engineering supplies and components, a $44,370 decrease in regulatory testing, a $43,165 decrease in patent-related legal fees and a $42,717 decrease in regulatory legal fees.

Sales and Marketing Costs.  Sales and marketing costs for the three months ended September 30, 2022 and 2021 were $1,093,640 and $1,922,128, respectively. The decrease of $828,488 is primarily due to a $650,293 decrease in compensation, consisting of a $455,665 decrease in stock-based compensation, primarily due to equity awards becoming fully vested during the previous year and a lower headcount within the department and a $194,628 decrease in payroll costs due to a lower headcount within the department, a $114,320 decrease in public relations, consulting and third party services expenses and a $51,605 decrease in marketing and promotional expense.

General and Administrative Expenses.  General and administrative costs for the three months ended September 30, 2022 and 2021 were $1,931,386 and $1,990,266, respectively. The decrease of $58,880 is primarily due to a $245,166 decrease in recruiting fees, a $134,169 decrease in investor relations, consulting and third-party services and a $40,422 decrease in annual meeting costs, partially offset by a $242,884 increase in compensation, consisting of a $155,834 increase in stock-based compensation from recently granted executive equity awards and an $87,052 increase in payroll costs due to the former CEO and former CFO only receiving partial pro-rated bonus payments during the third quarter of 2021, a $50,286 increase in travel costs, a $30,447 increase in accounting and audit fees, a $25,432 increase in software and training expense and a $15,108 increase in supplies.

Interest Income. Interest income for the three months ended September 30, 2022 was $142,840 as compared to interest income of $835 for the three months ended September 30, 2021. The increase of $142,005 is primarily due to higher savings interest rates.

Net Loss. As a result of the above, net loss for the three months ended September 30, 2022 was $5,964,875 as compared to $12,464,526 for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 and 2021

Revenue.  During the nine months ended September 30, 2022 and 2021, we recorded revenue of $672,133 and $531,389, respectively. The increase of $140,744 is primarily due to an increase in production-level systems sales volume.

Costs and Expenses and Loss from Operations.  Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expense. Losses from operations for the nine months ended September 30, 2022 and 2021 were $20,328,057 and $32,009,987, respectively.

Cost of Revenue. Cost of revenue was $894,693 and $0, respectively, for the nine months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022, cost of revenue is for our production-level systems that are sold to customers. We did not incur any cost of revenue during the nine months ended September 30, 2021.

Research and Development Costs.  Research and development costs were $9,622,886 and $15,432,097, respectively, for the nine months ended September 30, 2022 and 2021. The decrease of $5,809,211 is primarily due to a $5,220,092 decrease in compensation, consisting of a $3,951,478 decrease in stock-based compensation from the recognition of PSU award expense in 2021 and the transfer of the current CEO to the General and Administrative department towards the end of 2021 after his promotion and $1,268,614 decrease in payroll costs from a lower headcount within the department, a $514,143 decrease in chip design, engineering supplies and components, a $99,947 decrease in consulting and third party services and an $82,062 decrease in regulatory legal fees, partially offset by a $130,125 increase in recruiting fees and a $124,228 increase in postage from shipping components and demonstration units for customer demonstrations and regulatory testing.

Sales and Marketing Costs.  Sales and marketing costs for the nine months ended September 30, 2022 and 2021 were $3,865,322 and $6,157,697, respectively. The decrease of $2,292,375 is primarily due to a $2,185,832 decrease in compensation, consisting of a $1,702,250 decrease in stock-based compensation from the recognition of PSU award expense during 2021 and a lower headcount within the department and a $483,582 decrease in payroll costs from a lower headcount within the department, a $270,562 decrease in public relations, consulting and third party services, a $115,238 decrease in marketing and promotional expenses and a $63,091 decrease in legal fees, partially offset by a $234,303 increase in tradeshow expense and an $88,720 increase in recruiting fees.

General and Administrative Expenses.  General and administrative costs for the nine months ended September 30, 2022 and 2021 were $5,983,845 and $6,934,410, respectively. The decrease of $950,565 is primarily due to a $681,306 decrease in compensation, consisting of a $581,114 decrease in stock-based compensation primarily from company-wide PSU expense during 2021 and a $100,192 decrease in payroll costs from a lower headcount within the department, a $255,009 decrease in legal fees, an $87,202 decrease in recruiting fees, an $83,178 decrease in annual meeting costs and a $65,505 decrease in investor relations, consulting and third party services, partially offset by an $87,564 increase in travel costs, a $72,674 increase in accounting and audit fees, a $47,480 increase in training, dues and subscriptions and a $35,102 increase in insurance premiums.

Interest Income. Interest income for the nine months ended September 30, 2022 was $192,715 as compared to interest income of $3,869 for the nine months ended September 30, 2021. The increase of $188,846 is primarily due to higher savings interest rates.

Net Loss. As a result of the above, net loss for the nine months ended September 30, 2022 was $20,135,342 as compared to $32,006,118 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

During the nine months ended September 30, 2022 and 2021, we recorded revenue of $672,133 and $531,389, respectively. We incurred net losses of $20,135,342 and $32,006,118 for the nine months ended September 30, 2022 and 2021, respectively. Net cash used in operating activities was $18,838,453 and $22,498,803 for the nine months ended September 30, 2022 and 2021, respectively. We are currently meeting our liquidity requirements through the proceeds of securities offerings that raised net proceeds of $53,556,202 during 2020 and $27,043,751 during the fourth quarter of 2021, proceeds from contributions to the ESPP and payments received from customers.

We believe our cash on hand as of September 30, 2022, together with anticipated revenues, will be sufficient to fund our operations through November 2023. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we will likely pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that we would find acceptable, or at all.

During the nine months ended September 30, 2022, cash flows used in operating activities were $18,838,453, consisting of a net loss of $20,135,342, less non-cash expenses aggregating $2,940,282 (principally stock-based compensation of $2,158,915, amortization of operating lease ROU assets of $550,372 and depreciation and amortization expense of $200,995), a $594,703 decrease in operating lease liabilities, a $395,405 decrease in accrued severance expense, a $312,174 decrease in accounts payable, a $230,368 increase in prepaid expenses and other current assets and a $164,426 increase in inventory, partially offset by a $42,477 increase in deferred revenue.

During the nine months ended September 30, 2021, cash flows used in operating activities were $22,498,803, consisting of a net loss of $32,006,118, less non-cash expenses aggregating $9,391,389 (principally stock-based compensation of $8,591,089, amortization of operating lease ROU assets of $594,089 and depreciation and amortization expense of $195,361) and a $1,102,832 increase in accrued severance expense, partially offset by a $636,984 decrease in operating lease liabilities, a $174,606 decrease in accounts payable, a $111,683 increase in accounts receivable and a $72,074 increase in prepaid expenses and other current assets.

During the nine months ended September 30, 2022 and 2021, cash flows used in investing activities were $127,198 and $310,718, respectively. The cash used in investing activities for the nine months ended September 30, 2022 consisted of the purchase of new testing equipment and engineering software. The cash used in investing activities for the nine months ended September 30, 2021 consisted of the cost of our new website, as well as the purchases of new testing equipment and engineering software.

During the nine months ended September 30, 2022, cash flows provided by financing activities were $249,705, which consisted of entirely of proceeds from contributions to the ESPP. During the nine months ended September 30, 2021, cash flows provided by financing activities were $362,048, which consisted entirely of proceeds from contributions to the ESPP.

On October 11, 2019, we entered into the At Market Issuance Sales Agreement between the Company, B. Riley Securities, Inc., Roth Capital Partners LLC and Ladenburg Thalmann & Co. Inc., as amended by that certain Amendment No. 1 to the At Market Issuance Sales Agreement, dated as of September 14, 2022, and that certain Amendment No. 2 to the At Market Issuance Sales Agreement, dated as of October 4, 2021, through which it may offer and sell up to $75,000,000 of shares of our common stock (the “ATM Program”). During the three months ended September 30, 2022, we did not sell any shares under the ATM Program. As of September 30, 2022, $7,088,127 remains available for sale under the ATM Program. We sold 438,411 shares of common stock under the ATM Program during the period from October 1, 2022 through November 7, 2022. Net proceeds from such sales were $453,180, after deducting issuance costs.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended September 30, 2022. See "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our Form 10-K for the year ended December 31, 2021 for a discussion of our exposure to market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of September 30, 2022, our principal executive and principal financial officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of September 30, 2022, we had an accumulated deficit of approximately $357 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and, if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of sufficient scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

We will likely need additional financings to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We may not have sufficient funds to fully implement our long-term business plans. It is likely that we will need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of any substantial revenue being earned for such products. Such financings could include equity financing, which may be dilutive to our current stockholders, and debt financing, which could restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of potential worsening global economic conditions and general global economic uncertainty (including as a result of actual or perceived disruption caused by COVID-19 or other infectious diseases, the ongoing conflict between Russia and the Ukraine and the global sanctions imposed in response thereto, increases in inflation, fluctuating interest rates and disruptions to global supply chains), political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of September 30, 2022, we cannot assure you that we will not identify any material weakness in our internal control in the future.

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

•	terrorist acts, acts of war or periods of widespread civil unrest, such as the ongoing conflict between Russia and the Ukraine and the global sanctions imposed in response thereto;
•	natural disasters and other calamities, including global pandemics such as the COVID-19 pandemic;
•	the limited number of holders of our common stock;
•	changes in the economic performance and/or market valuations of other technology companies;
•	our announcements of significant strategic partnerships, regulatory developments and other events;
•	announcements by other companies in our industry;
•	articles published or rumors circulated by third parties regarding our business, technology or development partners;
•	additions or departures of key personnel; and
•	sales or other transactions involving our capital stock.

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

Any outbreaks of contagious diseases and other adverse public health developments in countries where we, our customers and suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. For example, the COVID-19 pandemic resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, manufacturing restrictions, declarations of states of emergency and business shutdowns. A majority of our potential customers have a significant dependence on the Chinese manufacturing and supply chain infrastructure. We believe the COVID-19 pandemic delayed adoption of our technology by potential customers who temporarily shut down their workforces and supply chains based in China and elsewhere around the world. At times, certain of our outsourcing partners, component suppliers and logistical service providers have experienced disruptions, resulting in supply shortages that have affected and may continue to affect our sales. Similar disruptions could occur in the future.

In the United States, COVID-19 resulted in travel and other restrictions in order to reduce the spread of the disease. As a result of these developments, we have implemented work-from-home policies for our employees that will likely remain in effect in some form through the end of 2022 and possibly longer.  Several vaccines have been approved for use since the fourth quarter of 2020, with vaccination rates increasing through 2022. Several new variants of COVID-19 have emerged and may be more transmissible than other variants. Vaccines approved to date have lower efficacy in combating the transmission of some of these new variants, though vaccines appear to protect against severe illness. Due to the continuing developments and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity are still uncertain as of the date of this report.

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

ENERGOUS CORPORATION
(Registrant)

Date: November 10, 2022	By:	/s/ Cesar Johnston
		Name:	Cesar Johnston
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ William Mannina
		Name:	William Mannina
		Title:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)