Form 10-K
period 2022-12-31
Energous Corp
filed 2023-03-30
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-36379

ENERGOUS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-1318953
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3590 North First Street, Suite 210, San Jose, CA	95134
(Address of Principal Executive Offices)	(Zip Code)

(408) 963-0200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	WATT	The Nasdaq Stock Market LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $76,236,739. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 28, 2023, there were 91,032,030 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2022. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ENERGOUS CORPORATION

PART I

As used in this Annual Report on Form 10-K (“Report”), unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed business strategy; market opportunities; regulatory approval; expectations for current and potential business relationships; expectations for revenues, cash flows and financial performance; and anticipated results of research and development efforts. These forward-looking statements are based on our current information and beliefs. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unpredictable and many of which are outside of our control. Actual results may differ materially from what is anticipated, so you should not rely on these forward-looking statements. Important factors that could cause actual outcomes to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully execute our commercialization strategy for our products that have received regulatory certification; receipt of necessary regulatory approval; our ability to find and maintain development partners, market acceptance of our technology; competition in our industry; protection of our intellectual property; and other risks and uncertainties described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Report and our subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Item 1. Business

Overview

We have developed our WattUp® wireless power technology, consisting of semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency- (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities to enable the next generation of wireless power networks, delivering power and data in a seamless device portfolio. This includes near field and at-a-distance wireless charging with multiple power levels at various distances. We believe our WattUp technologies will help facilitate the deployment of the growing universe of Internet of Things (“IoT”) applications. According to the International Data Corporation (IDC) August 2022 Market Forecast, the IoT market is forecasted to grow to approximately $1.1 trillion in spending by 2026. The initial IoT applications that we are targeting are in the areas of RF tags, electronic shelf labeling (“ESL”) and IoT sensors for the retail, industrial, healthcare and smart home/office markets.

We believe our technology is innovative in its approach, in that we are developing solutions that charge electronic devices using RF. To-date, we have developed multiple transmitters and receivers, including prototypes as well as partner production designs. The transmitters vary based on form factor, power specifications and frequencies, while the receivers are designed to support a myriad of wireless charging applications including Bluetooth tracking tags, IoT sensors, ESLs, beacons, stock management devices, security cameras, handheld devices, smart automation, wearables and hearables.

The first end product featuring our technology entered the market in 2019. We started shipping our first at-a-distance WattUp PowerBridge enabled transmitters for commercial IoT applications in the fourth quarter of 2021, and we expect additional WattUp-enabled products to be announced as we move our business forward.

Our common stock is quoted on The Nasdaq Capital Market under the symbol “WATT”. We were incorporated in Delaware in 2012. Our corporate headquarters is located at 3590 North First Street, Suite 210, San Jose, CA 95134. Our website can be accessed at www.energous.com. The information contained on, or that may be obtained from our website, is not, and shall not be deemed to be, part of this Report.

Our Business Strategy

We believe that a large market opportunity lies in wire-free low-power charging at-a-distance, which might develop as the Wi-Fi ecosystem developed. The goal is to ensure interoperability between transmitters and receivers that are based on our technology, regardless of who made them, installed them into finished goods, or marketed them. The implementation of previous ubiquitous solutions, such as Wi-Fi and Bluetooth, illustrates our goal. For example, Wi-Fi routers, regardless of their designer or manufacturer, work with Wi-Fi receivers installed in consumer electronics, regardless of manufacturer. We endeavor to:

•	Build multiple integrated circuits (“ICs”) to advance our technology;
•	Develop, license and manufacture a complete transmitter solution to enable wireless power network growth;
•	Develop reference designs to reduce early adopter risks, enable easier integration at lower costs and foster adoption;
•

Continue to build additional value by converging networking, power and data to provide smarter vertical solutions in the retail, industrial, healthcare and smart/home office markets through our WattUp PowerBridge products designed for powering next generation IoT. First target applications include RF tags, ESLs and IoT sensors;

•	Partner with leading technology and systems companies;
•	Provide game-changing benefits to the consumer in terms of utility and convenience;
•	Develop and execute on a strategy to gain global regulatory approval for ubiquitous unlimited distance charging; and
•

Support the AirFuel™ Alliance (AFA), which recently announced that AirFuel RF, the radio frequency-based wireless charging technology from AirFuel Alliance, is now an industry standard, underpinning the compatibility of our WattUp technology across vendors and develop a common user experience at the application level.

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

To engage with potential customers of the WattUp IC’s, we offer the Evaluation Kits consisting of a transmitter and a receiver along with the enabling software to allow potential strategic partners to test the technology in their labs. The kits form a base “building block” component that is scalable to meet the needs of specific applications. We are developing processes and support capabilities to assist potential customers as they evaluate the technology and develop specific designs to incorporate it.

To validate our technology, we originally sought out customers that were smaller, more nimble early adopters with relatively short product cycles, with the aim of shipping fully integrated WattUp enabled devices to the consumer as quickly as possible. At the same time, we began to engage with larger, top tier customers with the ability to ship WattUp enabled consumer and IoT devices in mass quantities. We are also engaged with companies that have much longer product cycles in multiple vertical markets.

Since we are developing a new electronics charging paradigm, we expect many operational details of our strategy to continue to evolve as our technology matures, engineering breakthroughs occur and new partner collaborations are formed.

Impact of Current Global Economic Conditions on Our Business

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including as a result of inflation and rising interest rates, geopolitical factors, including the ongoing conflict between Russia and Ukraine and the responses thereto, supply chain disruptions and the remaining effects of the COVID-19 pandemic. We are closely monitoring the impact of these factors on all aspects of our business, including their impact on our operations, financial position, cash flows, inventory, supply chains, global regulatory approvals, purchasing trends, customer payments, and the industry in general, in addition to the impact on our employees.

We believe that the COVID-19 pandemic delayed adoption of our technology by potential customers who have experienced workforce and supply chain disruptions, and who continue to evaluate their future prospects and business models, including partnerships with us. Further delays in the adoption of our current or future products could result from the ongoing pandemic and other macroeconomic events.  At times, certain of our outsourcing partners, component suppliers and logistical service providers have experienced disruptions, resulting in supply shortages that have affected and may continue to affect our sales. Similar disruptions could occur in the future.

Our Technology

Our WattUp® technology enables wireless charging ranging from contact-based applications to at-a-distance applications, which charge over the air. An award-winning, RF-based, scalable technology, WattUp transforms the way electronic devices are charged and powered.

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
EN3921

EN3913M Power Amplifier Module & EN3921 Power Amplifier Controller

• EN3913M is a highly efficient, GaN power amplifier that delivers up to 38dBm of output power

• EN3921 supports biasing, monitoring and dynamic control

WattUp®

By Energous Corporation

Our small form factor antennas and one transmitter to many receivers capabilities represent significant advantages over RF-beamforming transmitters, which are larger, and higher cost wireless power technology implementations. Our current generation ICs have significantly reduced the size and cost of both transmitter technology and our receiver technology, and products under development are designed to further reduce size and cost.  In addition, our ICs are designed for both lower-power and higher-power applications, efficiency and faster synchronization, while working within the constraints of multiple international regulatory environments.

In 2022 we continued to leverage the growing ecosystem of investments made by a number of IoT leaders. While participating at the CES 2023, we demonstrated the world’s first smart football in partnership with Catapult. We also demonstrated the world’s first battery-free CO2 sensor in partnership with Sensirion and a full battery-free sensor for lighting application targeting vertical farming in partnership with ams Osram. We also upgraded our IoT Wireless power network connecting Juniper Mist WiFi Access Points to multiple WattUp PowerBridge transmitters at 1W and 5W. We showed charging receiver device interoperability by simultaneously powering RF tags from Wiliot controlled by their Sensing as a Service Cloud Software, ESL tags using e-Peas devices, an IoT Device using Atmosic’s BLE chips, and network edge computing, driven by Syntiant’s Artificial Intelligence voice recognition technology all of which were managed by WattUp Software.

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

Magnetic Resonance. Magnetic resonance is similar to magnetic induction, as it uses magnetic coils to transmit energy. This technology uses coils that range in size depending on the power levels being transmitted. It has the ability to transmit power at distances up to ~11 inches (30cm) which can be increased with the use of resonance repeaters It also has more flexibility of placement than magnetic induction.

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

Transmitter Target Markets

Transmitters are devices that broadcast RF energy that can be accessed by WattUp-enabled receivers in consumer electronics. We believe our transmitter target market can be divided into three distinct applications for our technology:

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

WattUp Far Field Transmitters:

Transmitters based on WattUp Far Field technology, which we refer to as the WattUp PowerBridge, are expected to provide low power charging for multiple devices with the capability of extending the range through the deployment of multiple WattUp PowerBridges. We expect that WattUp PowerBridge transmitters will have the ability to broadcast wireless power to WattUp enabled receiving devices for charging.  WattUp PowerBridge transmitters may play a significant role in the charging of low power IoT devices– such as ESLs, RF tags, security cameras and IoT sensors.

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

WattUp PowerBridges:

We see the combination of wireless power router and the wireless bridges as a natural integration point and a synergistic application of both technologies. WattUp PowerBridges provide the bridge to Wi-Fi, 5G and other Wide Area network technologies while also providing wireless power to in-range receiver devices. WattUp PowerBridges share a number of technical characteristics with Wi-Fi routers in that: (1) both devices operate in the airwaves in the unlicensed industrial, scientific and medical bands, (2) both devices owe their success to the utility and convenience they bring to the consumer, (3) both devices rely on antennas, and (4) both devices “pair” or provide hand off capabilities which allow for networks to provision large sites.

Receiver Target Markets

We believe there are many potential uses for our receiver technology, including:

•	IOT devices including asset trackers, sensors, retail displays, security devices
•	Smart Home, Medical, Industrial, and other Sensors
•	ESLs
•	Logistics and asset tracking tags and sensors

•Peripheral devices such as computer mice and keyboards

•	Remote controls
•	Rechargeable lights
•	Gaming consoles and controllers
•	Hearing aids
•	Rechargeable batteries
•	Automotive accessories

•Smart textiles

•	Wearables
•	Medical devices

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

Our Intellectual Property

Our most valuable asset is our intellectual property. This includes U.S. and foreign patents, patent applications and know-how. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of March 10, 2023, the Energous IP portfolio contained over 200 issued patents organized along five (5) critical paths to implementation that we believe a competitor may have to navigate to commercialize wireless power technology. The paths are: Processing Algorithms, Antenna Designs, Transmitter and Receiver ASICs, Other Software Controls (e.g., Bluetoothâ Management and Hardware (e.g., Board Layout). Further, we have additional pending patent applications in the U.S. and abroad. We intend to file for patent protection for the most valuable of our inventions, as well as for other new inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and issued patent to ensure we pursue those that we believe are most protective for our business and expand our core value. So long as we make the business decision to continue paying maintenance and/or annuity fees, our issued patents have terms that would not expire earlier than 2030.

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

Current FCC Approvals for WattUp Technology

FCC ID	Description	Grant Date
2ADNG-MLA1599	Digital Transmission System Bluetooth Accessory 2.4GHz	12/30/2014
2ADNG-MT100	Close Coupled 5.8 GHz Charger Pad	05/24/2016
2ADNG-NF130	RF Wireless Charger and Receiver 5.8 GHz	05/02/2017
2ADNG-NF130	Digital Transmission System for Bluetooth 2.4 GHz	05/02/2017
2ADNG-MS300	Wireless Charger 913 MHz	12/26/2017
2ADNG-MS300	Digital Transmission System for Bluetooth 2.4 GHz	12/26/2017
2ADNG-MS300A	WPT Client Device 913 MHz	01/05/2018
2ADNG-MS300A	Digital Transmission System WPT Client Device with BLE 2.4 GHz	01/05/2018
2ADNG-NF230	RF Wireless Charger 918 MHz	04/09/2018
2ADNG-NF230	Digital Transmission System for Bluetooth 2.4 GHz	04/09/2018
2ADNG-NF330	RF Wireless Charger 918MHz	07/29/2019
2ADNG-NF330	Digital Transmission System for Bluetooth 2.4 GHz	07/29/2019
2ADNG-MS550	RF Wireless Charger 918MHz	04/21/2020
2ADNG-MS550	Digital Transmission System for Bluetooth 2.4 GHz	04/21/2020
2ADNG-MS550	RF Wireless Charger 918MHz	09/30/2020
2ADNG-MS550	Digital Transmission System for Bluetooth 2.4 GHz	09/30/2020
2ADNG-VN15	RF Wireless Charger 918MHz	10/19/2021
2ADNG-VN15	Digital Transmission System for Bluetooth 2.4 GHz	10/19/2021
2ADNG-VN1810	RF Wireless Charger 918MHz	11/30/2021
2ADNG-VN1810	Digital Transmission System for Bluetooth 2.4 GHz	11/30/2021
2ADNG-VN25	RF Wireless Charger 918MHz	01/14/2022
2ADNG-VN25	Digital Transmission System for Bluetooth 2.4 GHz	01/14/2022
2ADNG-VN55	RF Wireless Charger 918MHz	06/02/2022
2ADNG-VN55	Digital Transmission System for Bluetooth/Zigbee 2.4 GHz	06/02/2022
2ADNG-VN1820	RF Wireless Charger 918MHz	08/10/2022
2ADNG-VN1820	Digital Transmission System for Bluetooth 2.4 GHz	08/10/2022

As of December 31, 2022, we announced completion of the regulatory process for our WattUp PowerBridge wireless charging technology in US, Canada, Europe,India, China, UK, Korea, Australia and New Zealand, for unlimited distance wireless charging. As of March 20, 2023, products integrating WattUp® technology had received international regulatory approvals over 110 countries.

Manufacturing

As a fabless semiconductor company in the research and development stage, we foresee our manufacturing strategy to follow an outsourced manufacturing process. We are engaged with contract manufacturing partners in the United States and internationally.

Human Capital

As of March 20, 2023, we had 43 full-time employees, 33 of whom are Engineers. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants, including technical advisors, on an as-needed basis for their technical expertise. Consultants and technical advisors provide us with expertise in electrical engineering, software development, market research and accounting.

We are committed to maintaining a workplace free from discrimination and harassment on the basis of color, race, gender, age, disability, sexual orientation, religion, expression, or any other status protected by applicable law. Our management and employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace.

Seasonality

The industrial markets in which we are involved have minimal seasonal impact. The consumer markets for the commercial products that we anticipate our technology can be used in, including the markets in which we currently have proof of concept deployments, vary in their seasonal impact. Overall, we do not foresee a material seasonal impact to our revenue at this time.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Report. We are subject to many risks and uncertainties that may harm our business, prospects, results of operations and financial condition. This discussion highlights some of the risks and uncertainties that might adversely affect our business, prospects, results of operations and financial condition in material ways. We believe that these are the most important risks and uncertainties that we face. We cannot be certain that we will successfully address these risks and uncertainties, and if we are unable to address them, our business may not grow, our stock price may suffer and you could lose all or part of your investment in us. Other risks and uncertainties that we have not yet identified, that we do not currently consider to be material, or that are similar to risks faced by other companies in our industry may also impair our business, prospects, results of operations and financial condition. The risks discussed below include forward-looking statements, and our actual results may differ substantially from what is in these forward-looking statements.

Risks Related to Our Financial Condition

We have no history of generating meaningful product revenue, and we may never achieve or maintain profitability.

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of December 31, 2022, we had an accumulated deficit of approximately $363 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and, if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of sufficient scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

We will likely need additional financings to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We may not have sufficient funds to fully implement our long-term business plans. It is likely that we will need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of any substantial revenue being earned for such products. Such financings could include equity financing, which may be dilutive to our current stockholders, and debt financing, which could restrict our operations and ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of current macroeconomic conditions and general global economic uncertainty (including as a result of the remaining effects of COVID-19, the ongoing conflict between Russia and the Ukraine and the global response thereto, increases in inflation, fluctuating interest rates and disruptions to global supply chains), political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or any other factor, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to raise adequate funds on commercially reasonable terms or at all could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The U.S. capital markets have experienced and continue to experience extreme volatility and disruption. Inflation rates in the U.S. significantly increased in 2022 resulting in federal action to increase interest rates, adversely affecting capital markets activity. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have and may continue to experience cost increases, including increases in our supply chain costs.  Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred. Additionally, because we purchase component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures.

Risks Related to Our Technology and Products

We may not be able to develop all the features we seek to include in our technology.

We have developed commercial products, as well as working prototypes, that utilize our technology. Additional features and performance specifications we seek to include in our technology have not yet been developed. For example, some customer applications may require specific combinations of cost, footprint, efficiencies and capabilities at various frequencies, charging power levels and distances. We believe our research and development efforts will yield additional functionality and capabilities for our products over time. However, there can be no assurance that we will be successful in achieving all the features we are targeting, and our inability to do so may limit the appeal of our technology to consumers.

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

To date we have operated primarily in the research and development phase of our business. If we are successful in commercializing our product offerings, we will need to expand our business operations, which will impose new demands on our financial, technical, operational and management resources. If we do not upgrade our technical, administrative, operating and financial control systems, or if unexpected expansion difficulties arise, including issues relating to our research and development activities, then retention of experienced scientists, managers and engineers could become more challenging and have a material adverse effect on our business, results of operations and financial condition.

If products incorporating our technology are launched commercially but do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

Market acceptance of a RF-based charging system as a preferred method for charging electronic devices will be crucial to our success. The following factors, among others, may affect the level of market acceptance of our products:

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

Our strategy depends on our customers developing successful commercial products using our technology and selling them into the retail, industrial, healthcare and smart/home office markets. We need to understand procurement and buying cycles to be successful in licensing our technology. We anticipate it is possible that demand for our technology may vary in different segments of the consumer electronics market, such as hearing aids, wearables, toys, watches, accessories, laptops, tablet, mobile phones and gaming systems. Such consumer markets are often seasonal, with peaks in and around the December holiday season and the August-September back-to-school season. Enterprises and commercial customers may have annual or other budgeting and buying cycles that could affect us, and, particularly if we are designated as a capital improvement project, we may have a long or unpredictable sales cycle.

Future products based on our technology may require the user to purchase additional products to use with existing devices. To the extent these additional purchases are inconvenient or costly, the adoption of our technology under development or other future products could be slowed, which would harm our business.

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

If our technology does not compete well based on these or other factors, our business could be materially and adversely harmed.

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

Any actual or suspected security breach or other compromise of our security measures or those of our third-party vendors, whether as a result of hacking efforts, denial-of-service attacks, viruses, malicious software, break-

ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations. Our insurance policies may not be adequate to reimburse us for direct losses caused by any such security breach or indirect losses due to resulting customer attrition.

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

To improve productivity and accelerate our development efforts while we build out our own engineering team, we use experienced consultants to assist in selected development projects. We take steps to monitor and regulate the performance of these independent third parties. However, arrangements with third party service providers may make our operations vulnerable if these consultants fail to satisfy their obligations to us as a result of their performance, changes in their own operations, financial condition, or other matters outside of our control. Effective management of our consultants is important to our business and strategy. The failure of our consultants to perform as anticipated could result in substantial costs, divert management’s attention from other strategic activities, or create other operational or financial problems for us. Terminating or transitioning arrangements with key consultants could result in additional costs and a risk of operational delays, potential errors and possible control issues as a result of the termination or during the transition.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of December 31, 2022, we cannot assure you that we will not identify any material weakness in our internal control in the future.

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

•	terrorist acts, acts of war or periods of widespread civil unrest, such as the ongoing conflict between Russia and the Ukraine and the response thereto;
•	natural disasters and other calamities, including global pandemics such as the COVID-19 pandemic;
•	changes in the economic performance and/or market valuations of other technology companies;
•	our announcements of significant strategic partnerships, regulatory developments and other events;
•	announcements by other companies in our industry;
•	articles published or rumors circulated by third parties regarding our business, technology or development partners;
•	additions or departures of key personnel; and
•	sales or other transactions involving our capital stock.

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

As of December 31, 2022, we had Federal net operating loss (“NOL”) carry forwards of approximately $273,056,000. Under the Internal Revenue Code of 1986, as amended, NOLs arising in tax years ending on or before December 31, 2017 can generally be carried forward to offset future taxable income for a period of 20 years, and NOLs arising in tax years ending after December 31, 2017 can generally be carried forward indefinitely. Our ability to use our NOLs will be dependent on our ability to generate taxable income, and the NOLs that arose in tax years ending on or before December 31, 2017 could expire before we generate sufficient taxable income to take advantage of the NOLs. As of December 31, 2022, based on our history of operating losses it is possible that a portion of our NOLs will not be fully realizable.

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

General Risk Factors

The price of our common stock may not meet the requirements for continued listing on Nasdaq. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of Nasdaq require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. As previously reported, on January 20, 2023, we received a notice from the Nasdaq Listing Qualifications Department notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with Nasdaq’s listing rules, we were afforded a grace period of 180 calendar days, or until July 19, 2023, to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.

If we fail to regain compliance by July 19, 2023, we may be eligible for a second 180 day compliance period, provided that we, among other things, meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of our intention to cure the bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. Such extension of the grace period would be subject to Nasdaq’s discretion, and there can be no guarantee that we would be granted an extension.

We cannot provide any guarantee that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, or any extension of the grace period for which we may be eligible, our common stock will be subject to delisting and “penny stock” rules. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Adverse economic conditions or reduced technology spending could adversely affect our business, operating results, and financial condition.

Our business depends on the overall demand for our technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including labor shortages, supply chain disruptions, rising interest rates and inflation, low spending environments, geopolitical instability, warfare and uncertainty, weak economic conditions in certain regions or a reduction in technology spending regardless of macroeconomic conditions, including as a result of the remaining effects of COVID-19 and the ongoing conflict between Russia and the Ukraine and the global response thereto, could adversely affect our business, operating results, and financial condition, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers or expand our platform or sell additional products and services to our existing customers, lower prices for our products, higher default rates among our current suppliers and customers and reduced sales to new or existing customers.

Moreover, there has been recent turmoil in the global banking system. For example, on March 10, 2023, Silicon Valley Bank (SVB), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver for SVB. While the FDIC has since stated that all depositors of SVB will be made whole, there is no guarantee that the federal government would similarly guarantee all depositors in the event of future bank closures. While the Company does not have a banking relationship with SVB, continued instability in the global banking system may negatively impact us or our customers, including our customers’ ability to pay for our products, and adversely impact our business and financial condition. Moreover, events such as the closure of SVB, in addition to global macroeconomic conditions discussed above, may cause further turbulence and uncertainty in the capital markets. Further deterioration of the macroeconomic environment and any regulatory action taken in response thereto may adversely affect our business, operating results, and financial condition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In 2014, we entered into a lease agreement for our corporate headquarters located at Northpointe Business Center, 3590 North First Street in San Jose, California. A new lease on this same property was signed in May 2022 for a term of three years starting from October 1, 2022. This space, with a total of 21,188 square feet, is used for our headquarters and for research and development efforts. In September 2021, we entered into a lease agreement for office space in Costa Mesa, CA, starting from October 1, 2021, which is utilized by our engineers residing in Southern California and has a total of 1,387 square feet.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on The Nasdaq Capital Market under the symbol “WATT” on March 31, 2014. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 20, 2023, there were 10 stockholders of record of our common stock, and we believe we have significantly more beneficial holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding the securities authorized for issuance under our equity compensation plans will be included in an amendment to this Report or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2023 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities

None

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have developed our WattUp® wireless power technology, consisting of semiconductor chipsets, software controls, hardware designs and antennas, that enables RF based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities to enable the next generation of wireless power networks, delivering power and data in a seamless device portfolio. This includes near field and at-a-distance wireless charging with multiple power levels at various distances. We believe our WattUp technologies will help facilitate the deployment of the growing IoT applications. According to the International Data Corporation (IDC) August 2022 Market Forecast, the IoT market is forecasted to grow to approximately $1.1 trillion in spending by 2026. The initial IoT applications that we are targeting are in the area of RF tags, ESL) and IoT sensors for the retail, industrial, healthcare and smart home/office markets.

We believe our technology is innovative in its approach, in that we are developing solutions that charge electronic devices using RF. To-date, we have developed multiple transmitters and receivers, including prototypes as well as partner production designs. The transmitters vary based on form factor, power specifications and frequencies, while the receivers are designed to support a myriad of wireless charging applications including Bluetooth tracking tags, IoT sensors, ESLs, beacons, stock management devices, security cameras, handheld devices, smart automation, wearables and hearables.

The first end product featuring our technology entered the market in 2019. We started shipping our first at-a-distance WattUp PowerBridge enabled transmitters for commercial IoT applications in the fourth quarter of 2021, and we expect additional WattUp-enabled products to be announced as we move our business forward.

Impact of Current Global Economic Conditions on Our Business

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including as a result of inflation and rising interest rates, geopolitical factors, including the ongoing conflict between Russia and Ukraine and the responses thereto, supply chain disruptions and the remaining effects of the COVID-19 pandemic. We are closely monitoring the impact of these factors on all aspects of our business, including their impact on our operations, financial position, cash flows, inventory, supply chains, global regulatory approvals, purchasing trends, customer payments, and the industry in general, in addition to the impact on our employees.

We believe that the COVID-19 pandemic delayed adoption of our technology by potential customers who have experienced workforce and supply chain disruptions, and who continue to evaluate their future prospects and business models, including partnerships with us. Further delays in the adoption of our current or future products could result from the ongoing pandemic and other macroeconomic events.  At times, certain of our outsourcing partners, component suppliers and logistical service providers have experienced disruptions, resulting in supply shortages that have affected and may continue to affect our sales. Similar disruptions could occur in the future.

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

Basis of Presentation. The accompanying audited financial statements and footnotes for the years ended December 31, 2022 and 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding financial information.

Revenue Recognition. We follow Accounting Standards Codification (“ASC”) 606, "Revenue from Contracts with Customers" (Topic 606).

In accordance with Topic 606, we recognize revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are satisfied.

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

Research and Development. Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. Also included in research and development costs are payroll costs and stock-based compensation for employees within the department. We incurred research and development costs of $12,497,781 and $20,572,580 for 2022 and 2021, respectively.

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

For 2022 and 2021, we had $12,954,895 and $13,820,144, respectively, of research and development expenses capitalized for federal income tax purposes, with amortization commencing upon our receiving an economic benefit from the related research. As of December 31, 2022, we had approximately $273,056,000 gross federal net operating loss carryforwards (“NOLs”) and federal and state research and development tax credit carryforwards of approximately $6,373,000 and $5,258,000, respectively. As of December 31, 2022 and 2021, deferred tax assets consisted principally of net operating loss and tax credit carryforwards, the research and development costs and stock-based compensation, and such deferred tax assets were fully reserved. Accordingly, our effective tax rate for 2022 and 2021 was nil.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryforwards when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of our outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Accordingly, an ownership change could trigger a limitation of the use of the loss carryforward. We completed a Section 382 analysis as of December 31, 2022 and determined that none of our federal net operating loss carryforwards or federal research and development tax credits are limited.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. Our policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded for 2022 and 2021.

Results of Operations

Operating Expenses

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

For the Years Ended December 31, 2022 and 2021

Revenues. During 2022 and 2021, we recorded revenue of $851,321 and $756,793, respectively. The increase in revenue is primarily from an increase in production-level systems sales volume.

Operating Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expense. Operating expenses for 2022 and 2021 were $27,537,646 and $42,189,578, respectively.

Cost of Revenue. Cost of revenue was $1,277,565 and $0, respectively, for 2022 and 2021. For 2022, cost of revenue is for production-level systems that are sold to customers. We did not incur any cost of revenue during 2021.

Research and Development Expenses. Research and development costs for 2022 and 2021 were $12,497,781 and $20,572,580, respectively. The $8,074,799 decrease in research and development expenses is primarily due to a $7,110,400 decrease in compensation, consisting of a $5,448,767 decrease in stock-based compensation primarily from the recognition of PSU award expense during 2021 and the transfer of the current CEO to the General and Administrative department towards the end of 2021 after his promotion and a $1,661,633 decrease in payroll costs from a lower headcount within the department, a $708,682 decrease in engineering supplies, components and chip development due to project timing, a $205,721 decrease in consulting and third-party services and a $113,167 decrease in regulatory legal fees, partially offset by a $152,400 increase in recruiting expense.

Sales and Marketing Expenses. Sales and marketing expenses for 2022 and 2021 were $4,884,959 and $8,598,343, respectively. The $3,713,384 decrease in sales and marketing expenses is primarily due to a $3,364,533 decrease in compensation, consisting of a $2,650,885 decrease in stock-based compensation primarily from the recognition of PSU award expense during 2021 and a lower headcount within the department and a $713,648 decrease in payroll costs from a lower headcount within the department, a $359,870 decrease in public relations, consulting and third-party services expense, a $225,805 decrease in marketing and promotional expense, a $96,451 decrease in engineering supplies and components used by sales and marketing staff for customer demonstrations, partially offset by a $250,941 increase in tradeshow costs and a $93,720 increase in recruiting expense.

General and Administrative Expenses. General and administrative costs for 2022 and 2021 were $8,078,950 and $9,001,483, respectively. The $922,533 decrease in general and administrative expense is primarily due to a $710,041 decrease in compensation, consisting of an $880,314 decrease in stock-based compensation primarily from the recognition of PSU award expense during 2021, offset by a $170,273 increase in payroll costs, a $184,018 decrease in recruiting expense, a $141,489 decrease in general corporate legal fees, and a $75,806 decrease in annual meeting expense, partially offset by $109,204 increase in travel expense and a $99,485 increase in accounting and audit fees.

Severance Expense. Severance expense for 2022 and 2021 was $798,391 and $4,017,172, respectively. During 2022, severance expense was incurred in connection with the separation agreement with our former Senior Vice President of Marketing and Business Development, Neeraj Sahejpal and consisted of $545,782 in cash payments and estimated payroll taxes and $252,609 from the early vesting of certain stock award grants. During 2021, severance expense was incurred in connection with the separation agreement with our former President and Chief Executive Officer, Stephen Rizzone, consisting of cash payments and estimated payroll taxes of $3,732,178 and stock-based compensation of $284,994 from the extension of the exercise period for his stock options.

Loss from Operations. Loss from operations for 2022 and 2021 was $26,686,325 and $41,432,785, respectively.

Interest Income. Interest income for 2022 was $411,065, compared to $5,492 for 2021, primarily due to higher interest rates for the savings account.

Net Loss. As a result of the above, net loss for 2022 was $26,275,260, compared to $41,427,293 for 2021.

Liquidity and Capital Resources

During 2022 and 2021, we recorded revenue of $851,321 and $756,793, respectively. We incurred a net loss of $26,275,260 and $41.427,293 for 2022 and 2021, respectively. Net cash used in operating activities was $23,636,747 and $28,720,389 for 2022 and 2021, respectively. We are currently meeting our liquidity requirements through the proceeds of securities offerings that raised net proceeds of $27,043,751 during 2021 and $744,787 during 2022, proceeds from contributions to the employee stock purchase plan (“ESPP”), along with payments received from customers.

We believe our current cash on hand, together with proceeds from the underwritten offering conducted during the first quarter of 2023 and anticipated revenues (See Note 12 – Subsequent Events), will be sufficient to fund our operations through March 2024.

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

During 2022, cash flows used in operating activities were $23,636,747, consisting of a net loss of $26,275,260, less non-cash expenses aggregating $3,936,182 (representing principally stock-based compensation of $2,918,817, decrease in right-of-use lease assets of $730,452 and depreciation and amortization expense of

$246,156), a $770,031 decrease in operating lease liabilities, a $558,923 decrease in accrued severance, a $305,192 decrease in accounts payable and a $105,821 increase in inventory, partially offset by a $267,097 increase in accrued expense and a $99,512 decrease in accounts receivable. During 2021, cash flows used in operating activities were $28,720,389, consisting of a net loss of $41,427,293, less non-cash expenses aggregating $12,874,593 (representing principally stock-based compensation of $11,931,188, decrease in right-of-use lease assets of $674,306 and depreciation and amortization expense of $258,249), a $733,473 decrease in operating lease liabilities, a $238,184 increase in prepaid expenses and other current assets and a $218,602 increase in accounts receivable, partially offset by a $975,439 increase in accrued severance and a $109,118 increase in accounts payable.

During 2022 and 2021, cash flows used in investing activities were $164,994 and $365,735, respectively. The cash used in 2022 primarily consisted of the purchases of components to build new testing equipment and the purchases of engineering software licenses. The cash used in 2021 primarily consisted of the purchases of components to build new testing equipment, new lab equipment purchases, as well as costs incurred for designing a new corporate website.

During 2022, cash flows provided by financing activities were $1,017,620, which consisted of $744,787 in net proceeds from the sale of shares of our common stock to the public in an at-the-market (“ATM”) offering and proceeds from contributions to the ESPP of $272,833. During 2021, cash flows provided by financing activities were $27,427,877, which consisted of $27,043,751 in net proceeds from the sale of shares of our common stock to the public in an ATM offering and proceeds from contributions to the ESPP of $384,126.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, we may be exposed to certain market risks, such as interest rates. The annual impact of our results of operations of a 100 basis point interest rate change on December 31, 2022 would be minimal. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

Item 8. Financial Statements and Supplementary Data.

Energous Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Energous Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Energous Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that are communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2013.

Melville, NY
March 30, 2023

Energous Corporation

BALANCE SHEETS

	As of
	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$26,287,293	$49,071,414
Accounts receivable, net	143,353	283,602
Inventory	105,821	—
Prepaid expenses and other current assets	827,551	874,886
Total current assets	27,364,018	50,229,902
Property and equipment, net	429,035	510,197
Operating right-of-use lease assets	1,959,869	618,985
Other assets	—	11,991
Total assets	$29,752,922	$51,371,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$900,765	$1,205,957
Accrued expenses	1,790,414	1,523,317
Accrued severance	416,516	975,439
Operating lease liabilities, current portion	705,894	628,307
Deferred revenue	29,727	13,364
Total current liabilities	3,843,316	4,346,384

Long-term liabilities:
Operating lease liabilities, long-term portion	1,264,131	40,413
Total liabilities	5,107,447	4,386,797

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at December 31, 2022 and December 31, 2021; no shares issued or outstanding	—	—
Common Stock, $0.00001 par value, 200,000,000 shares authorized at December 31, 2022 and December 31, 2021; 78,944,954 and 76,667,205 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	789	767
Additional paid-in capital	387,319,985	383,383,550
Accumulated deficit	(362,675,299)	(336,400,039)
Total stockholders’ equity	24,645,475	46,984,278
Total liabilities and stockholders’ equity	$29,752,922	$51,371,075

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
Revenue	$851,321	$756,793
Operating expenses:
Cost of revenue	1,277,565	—
Research and development	12,497,781	20,572,580
Sales and marketing	4,884,959	8,598,343
General and administrative	8,078,950	9,001,483
Severance expense	798,391	4,017,172
Total operating expenses	27,537,646	42,189,578
Loss from operations	(26,686,325)	(41,432,785)
Other income:
Interest income	411,065	5,492
Total other income	411,065	5,492
Net loss	$(26,275,260)	$(41,427,293)
Basic and diluted loss per common share	$(0.34)	$(0.64)
Weighted average shares outstanding, basic and diluted	77,485,729	64,926,524

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2021	61,292,412	$614	$344,024,638	$(294,972,746)	$49,052,506
Stock-based compensation - stock options	—	—	284,994	—	284,994
Stock-based compensation - restricted stock units (“RSUs”)	—	—	5,561,698	—	5,561,698
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	252,568	—	252,568
Stock-based compensation - performance share units (“PSUs”)	—	—	5,831,928	—	5,831,928
Issuance of shares for RSUs	1,431,532	14	(14)	—	—
Issance of shares for PSUs	1,420,938	14	(14)	—	—
Shares purchased from contributions to the ESPP	292,890	3	384,123	—	384,126
Issuance of shares in an at-the-market ("ATM") placement, net of $868,122 in issuance costs	12,229,433	122	27,043,629	—	27,043,751
Net loss	—	—	—	(41,427,293)	(41,427,293)
Balance, December 31, 2021	76,667,205	767	383,383,550	(336,400,039)	46,984,278
Stock-based compensation - stock options	—	—	74,771	—	74,771
Stock-based compensation - RSUs	—	—	2,581,726	—	2,581,726
Stock-based compensation - ESPP	—	—	124,053	—	124,053
Stock-based compensation - PSUs	—	—	138,287	—	138,287
Issuance of shares for RSUs	1,022,920	10	(10)	—	—
Issance of shares for PSUs	135,575	1	(1)	—	—
Shares purchased from contributions to the ESPP	345,929	3	272,830	—	272,833
Issuance of shares in an ATM placement, net of $73,403 in issuance costs	773,325	8	744,779	—	744,787
Net loss	—	—	—	(26,275,260)	(26,275,260)
Balance, December 31, 2022	78,944,954	$789	$387,319,985	$(362,675,299)	$24,645,475

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(26,275,260)	$(41,427,293)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	246,156	258,249
Stock based compensation	2,918,837	11,931,188
Change in operating lease right-of-use assets	730,452	674,306
Bad debt expense	40,737	10,850
Changes in operating assets and liabilities:
Accounts receivable	99,512	(218,602)
Inventory	(105,821)	—
Prepaid expenses and other current assets	47,335	(238,184)
Other assets	11,991	(10,381)
Accounts payable	(305,192)	109,118
Accrued expenses	267,097	(52,970)
Accrued severance	(558,923)	975,439
Operating lease liabilities	(770,031)	(733,473)
Deferred revenue	16,363	1,364
Net cash used in operating activities	(23,636,747)	(28,720,389)
Cash flows from investing activities:
Purchases of property and equipment	(164,994)	(365,735)
Net cash used in investing activities	(164,994)	(365,735)
Cash flows from financing activities:
Net proceeds from an at-the-market ("ATM") offerings	744,787	27,043,751
Proceeds from contributions to employee stock purchase plan	272,833	384,126
Net cash provided by financing activities	1,017,620	27,427,877
Net decrease in cash and cash equivalents	(22,784,121)	(1,658,247)
Cash and cash equivalents - beginning	49,071,414	50,729,661
Cash and cash equivalents - ending	$26,287,293	$49,071,414
Supplemental disclosure of non-cash financing activities:
Increase in operating lease right-of-use assets and operating lease liabilities	$2,071,336	$—
Common stock issued for RSUs	$10	$14
Common stock issued for PSUs	$1	$14

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

Note 2 – Liquidity and Management Plans

During the years ended December 31, 2022 and 2021, the Company has recorded revenue of $851,321 and $756,793, respectively. The Company incurred a net loss of $26,275,260 and $41,427,293 for the years ended December 31, 2022 and 2021, respectively. Net cash used in operating activities was $23,636,747 and $28,720,389 for the years ended December 31, 2022 and 2021, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $27,043,751 during 2021 and $744,787 during 2022, proceeds from contributions to the employee stock purchase plan (“ESPP”), along with payments received from customers.

As of December 31, 2022, the Company had cash on hand of $26,287,293. The Company expects that cash on hand as of December 31, 2022, together with proceeds from the underwritten offering conducted during the first quarter of 2023 (See Note 12 – Subsequent Events) and anticipated revenues, will be sufficient to fund the Company’s operations into March 2024.

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

The Company’s significant estimates and assumptions include the valuation of stock-based compensation awards, recognition of revenue, the lower of cost or net realizable value of inventory and valuation of deferred tax assets. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

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

Revenue Recognition

The Company follows Accounting Standards Codification (“ASC”) Topic 606, "Revenue from Contracts with Customers” (“Topic 606”).

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

The Company’s revenue consists of its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the years ended December 31, 2022 and 2021, the Company recognized $851,321 and $756,793 in revenue, respectively.

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

Revenue Recognition

The Company records revenue associated with the sale of production-level systems at the point in time at which control over the product is transferred to the customer. The Company records the expense related to the sales of these systems as cost of revenue during the period that the product is transferred to the customer.

Note 3 – Summary of Significant Accounting Policies, continued

Inventory

The Company follows ASC Topic 330, Inventory (“Topic 330”) to account for its inventory, which includes finished goods ready for sale, work in process and raw materials, at the lower of cost or net realizable value. Net realizable value is calculated at the end of each reporting period and adjustment, if needed, is made.

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $12,497,781 and $20,572,580 for the years ended December 31, 2022 and 2021, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2022, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2022 and 2021. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 4,132,060 and 5,519,068 for the years ended December 31, 2022 and 2021, respectively, because their inclusion would be antidilutive.

Note 3 – Summary of Significant Accounting Policies, continued

Net Loss Per Common Share, continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2022	2021
Warrants issued to private investors	1,666,666	3,284,789
Options to purchase common stock	300,262	525,006
RSUs	2,165,132	1,709,273
Total potentially dilutive securities	4,132,060	5,519,068

The table above includes 1,666,666 warrants expiring March 1, 2024, with an exercise price of $10.00. During the year ended December 31, 2022, 1,618,123 warrants with an exercise price of $23.00 expired.

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

ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are measured and recorded at the service commencement date based on the present value of lease payments over the lease term. The Company uses the implicit interest rate when readily determinable; however, most leases do not establish an implicit rate, so the Company uses an estimate of the incremental borrowing rate based on the information available at the time of measurement. Lease expense for lease payments is recognized on a straight-line basis over the lease term. See Note 6 – Commitments and Contingencies, Operating Leases for further discussion of the Company’s operating leases.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2022, through the date which the financial statements are issued.

Note 4 – Property and Equipment

Property and equipment are as follows:

	As of December 31,
	2022	2021
Computer software	$978,147	$916,498
Computer hardware	2,144,364	2,211,490
Furniture and fixtures	488,465	484,186
Leasehold improvements	782,538	782,538
	4,393,514	4,394,712
Less – accumulated depreciation	(3,964,479)	(3,884,515)
Total property and equipment, net	$429,035	$510,197

The Company currently uses the following expected life terms for depreciating property and equipment: computer software – 1-2 years, computer hardware – 3 years, furniture and fixtures – 7 years, leasehold improvements – remaining life of the lease.

Note 4 – Property and Equipment, continued

The Company disposed of $166,192 and $130,341 in property and equipment during the years ended December 31, 2022 and 2021, respectively. Total depreciation and amortization expense of the Company’s property and equipment was $246,156 and $258,249 for the years ended December 31, 2022 and 2021, respectively.

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2022	2021
Accrued compensation	$1,306,503	$1,217,176
Accrued legal expenses	298,546	178,236
Other accrued expenses	185,365	127,905
Total	$1,790,414	$1,523,317

Note 6 – Commitments and Contingencies

Operating Leases

San Jose Lease

On May 20, 2022, the Company signed a lease amendment to the existing lease of its office space at its corporate headquarters in San Jose, California, extending the term of the lease for an additional three years. Upon signing the lease amendment, the Company recorded a new ROU lease asset of $2,071,336 and operating lease liability of $2,071,336, using a present value discount rate of 3.0%. Upon expiration of the original lease on September 30, 2022, the new monthly lease payment starting October 1, 2022 was $58,903, subject to annual escalations up to a maximum monthly lease payment of $62,490.

Costa Mesa Lease

On July 15, 2019, the Company signed a new lease agreement for the lease of office space in Costa Mesa, California for an additional two years. Upon expiration of the original lease on September 30, 2019, the new monthly lease payment starting October 1, 2019 was $9,773, subject to an annual escalation up to a maximum monthly lease payment of $10,200.

On September 22, 2021, the Company signed a new Costa Mesa lease to lease a new, distinct office space in a different building with the same landlord. Per the lease, the stated commencement date was October 1, 2021 with the lease running through September 30, 2023, and the Company did not take control of the new office space until October 2021, at which time the Company recorded a new right-of-use asset of $104,563 and operating lease liability of $104,563. The new Costa Mesa lease had an initial monthly lease payment of $4,369 which started on October 1, 2021, subject to an annual escalation up to a maximum monthly lease payment of $4,522.

Operating Lease Commitments

The Company follows ASC 842, Leases, (“Topic 842”) and recognizes the required ROU assets and operating lease liabilities on its balance sheet. The Company anticipates having future total lease payments of $2,048,733 during the period from the first quarter of 2023 to the third quarter of 2025. As of December 31, 2022, the Company has total operating lease right-of-use assets of $1,959,869, current portion operating lease liabilities of $705,894 and long-term portion of operating lease liabilities of $1,264,131. The weighted average remaining lease term is 2.7 years as of December 31, 2022.

Note 6 – Commitments and Contingencies, continued

Operating Leases, continued

Operating Lease Commitments, continued

The future minimum lease payments for leased locations are as follows:

For the Year Ended December 31,	Amount
2023	$752,828
2024	733,497
2025	562,408
Total future lease payments	2,048,733
Present value discount (2.9% weighted average)	(78,708)
Total operating lease liabilities	$1,970,025

Hosted Design Solution Agreement

In June 2021, the Company entered into an electronic design automation software in a hosted environment license agreement with a term of three years under which the Company is required to remit quarterly payments of approximately $233,000 through the second quarter of 2024.

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

MBO Bonus Plan

On March 15, 2018, the Company’s Board of Directors (“Board”), on the recommendation of the Board’s Compensation Committee (“Compensation Committee”), approved the Energous Corporation MBO Bonus Plan (“Bonus Plan”) for executive officers of the Company. To be eligible to receive a bonus under the Bonus Plan, an executive officer must be continuously employed throughout the applicable performance period, in good standing, and achieve the performance objectives selected by the Compensation Committee.

Under the Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers, the performance metrics used to determine whether any such bonuses will be paid and determining whether those performance metrics have been achieved.

During the years ended December 31, 2022 and 2021, the Company recognized a total of $1,293,875 and $1,433,990, respectively, in expense under the Bonus Plan. As of December 31, 2022, $688,364 of the 2022 amount was not yet paid and is included in accrued expenses. The expense under the Bonus Plan is recorded under operating expenses on the Company’s Statement of Operations within each executive’s department.

Severance and Change in Control Agreement

On March 15, 2018, the Compensation Committee approved a form of Severance and Change in Control Agreement (“Severance Agreement”) that the Company may enter into with executive officers (each, an “Executive”).

Note 6 – Commitments and Contingencies, continued

Severance and Change in Control Agreement, continued

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

Under the offer letter, Mr. Johnston will receive an annual base salary of $400,000 per year. Beginning in year 2022, he is eligible to receive a discretionary annual bonus of up to 100% of his base salary, at the recommendation of the Company’s Compensation Committee, with the approval of the Company’s Board of Directors. In addition, as an inducement to accept his appointment as Chief Executive Officer, Mr. Johnston received, subject to continued employment, (a) a special one-time sign-on bonus in the amount of $120,000, payable in two equal installments of $60,000 each on the first payroll date in 2022 and the first payroll date after December 6, 2022, (b) a grant of 150,000 restricted stock units to acquire shares of the Company’s common stock, one third of which vested on December 6, 2022 and the remaining two thirds of which will vest in eight equal installments of 12,500 each on each quarterly anniversary thereafter and (c) a grant of an option to purchase 300,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date, half of which shall vest on December 31, 2023, a quarter of which shall vest on December 31, 2024 and the remainder of which shall vest on December 31, 2025.

Also pursuant to the terms of his offer letter, Mr. Johnston is eligible for (a) an additional equity award in the amount of 287,000 PSUs to acquire shares of the Company’s common stock, to vest at various amounts to be agreed upon by the Board per year over a three year period commencing January 1, 2022 and ending December 31, 2024, upon the achievement of performance criteria to be mutually established by Mr. Johnston and the Compensation Committee, and (b) an additional equity award of up to 25,000 PSUs per calendar year for each of 2022, 2023 and 2024, based on outperformance of agreed upon goals per calendar year, as determined by the Compensation Committee with approval of the Board. On July 20, 2022, the Board approved, by unanimous written consent, the grant to Mr. Johnston of up to 287,000 PSUs pursuant to the terms of Mr. Johnston’s offer letter. The 287,000 PSUs that have been approved shall vest as follows: (a) up to 187,000 PSU shares shall vest on December 31, 2022, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics previously determined by the Compensation Committee and approved by the Board, and (b) up to an additional 50,000 PSU shares shall vest on each of December 31, 2023 and December 31, 2024, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics to be recommended by the Compensation Committee and approved by the Board at a subsequent date. As of December 31, 2022, the Company accrued $360,000 in bonus expense for Mr. Johnston’s annual discretionary bonus and recorded $120,000 in bonus expense for Mr. Johnston’s one-time sign-on bonus. As of December 31, 2022, only 187,000 PSUs have approved performance criteria. As of December 31, 2022, 135,575 PSU shares were earned and deemed delivered on that date. As of December 31, 2022, the Board has not approved any additional equity awards based on outperformance of agreed upon goals. As of December 31, 2022, the Board has not approved the goals for the additional 50,000 PSU shares for vesting on each of December 31, 2023 and 2024; therefore, these PSUs have not been considered granted.

Note 6 – Commitments and Contingencies, continued

Executive Employee Agreement – Cesar Johnston, continued

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

During the year ended December 31, 2021, the Company recorded $4,017,172 in severance expense associated with the separation agreement, including $284,994 in additional stock-based compensation as a result of the extension of the exercise periods on the stock options. As of December 31, 2022, the Company had unpaid accrued severance expense of $411,607 which is expected to be paid by August 2023.

Note 6 – Commitments and Contingencies, continued

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

The Company recorded $798,391 in total severance expense pertaining to Mr. Sahejpal’s departure for the year ended December 31, 2022, including $252,609 in stock-based compensation as a result of accelerated vesting of RSUs. As of December 31, 2022, the Company had unpaid accrued severance expense of $4,909 pertaining to Mr. Sahejpal’s agreement which is expected to be paid through April 30, 2023.

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

The Alliance Agreement has an initial term of seven years, with automatic renewal annually thereafter unless terminated by either party upon 180 days’ prior written notice. Under the terms of the Alliance Agreement, the Company could terminate the Alliance Agreement at any time after the third anniversary of the Agreement upon 180 days’ prior written notice to Dialog, or if Dialog breaches certain exclusivity obligations. Dialog could terminate the Alliance Agreement if sales of Licensed Products did not meet specified targets. The Company Exclusivity Requirement had a termination date of the earlier of January 1, 2021 or the occurrence of certain events relating to the Company’s pre-existing exclusivity obligations. The Company Exclusivity Requirement renewed automatically on an annual basis unless the Company and Dialog agree to terminate the requirement.

On September 20, 2021, the Company was notified by Dialog, then recently acquired by Renesas Electronics Corporation, that it was terminating the Alliance Agreement. There is a wind down period included in the Alliance Agreement which will conclude in September 2024. During the wind down period, the Alliance Agreement’s terms will continue to apply to the Company’s products that are covered by certain existing customer relationships, except that the parties’ respective exclusivity rights have terminated.

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

On October 4, 2021, the Company filed a prospectus supplement covering the offering, issuance and sale of up to an additional $35,000,000 of shares of the Company’s common stock pursuant to the ATM Program. The Company raised net proceeds of $27,043,751 (net of $868,122 in issuance costs), during 2021 under the ATM Program. During 2022, the Company raised an additional $744,787 (net of $73,403 in issuance costs). As of December 31, 2022, the Company has $6,269,937 of common stock registered for sale under the ATM Program.

On November 15, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on December 16, 2021. This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $100,000,000.

Common Stock Outstanding

Our outstanding shares of common stock typically include shares that are deemed delivered under U.S. GAAP. Shares that are deemed delivered currently include shares that have vested, but have not yet been delivered, under tax-deferred equity awards, as well as shares purchased under the ESPP where actual transfer of shares normally occurs a few days after the completion of the purchase periods. There are no voting rights for shares that are deemed delivered under U.S. GAAP until the actual delivery of shares takes place. There are currently 200,000,000 shares of common stock authorized for issuance.

Note 8 – Stock Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the 2013 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,500,000 shares, bringing to 8,785,967 the total number of shares approved for issuance under that plan.

As of December 31, 2022, 1,294,884 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2014 Non-Employee Equity Compensation Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 800,000 shares, bringing to 1,650,000 the total number of shares approved for issuance under that plan.

As of December 31, 2022, 670,690 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 1,700,000 shares, bringing to 5,110,104 the total number of shares approved for issuance under that plan.

As of December 31, 2022, 2,275,438 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

2017 Equity Inducement Plan

On December 28, 2017, the Board approved the 2017 Equity Inducement Plan (“2017 Plan”). Under the 2017 Plan, the Board reserved 600,000 shares for the grant of RSUs. These grants will be administered by the Board or a committee of the Board. These awards will be granted to individuals who (a) are being hired as an employee by the Company or any subsidiary and such award is a material inducement to such person being hired; (b) are being rehired as an employee following a bona fide period of interruption of employment with the Company or any subsidiary; or (c) will become an employee of the Company or any subsidiary in connection with a merger or acquisition.

On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Plan by 2,000,000 shares to a total of 2,600,000 shares approved. As of December 31, 2022, 1,566,170 shares of common stock remain available to be issued through equity-based instruments under the 2017 Plan.

Employee Stock Purchase Plan

In April 2015, the Company’s Board approved the ESPP, under which 600,000 shares of common stock have been reserved for purchase by the Company’s employees, subject to approval by the Company’s stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the ESPP to increase the number of shares reserved for issuance through equity-based instruments thereunder by 700,000 shares, bringing to 1,550,000 the total number of shares approved for issuance under that plan. Under the ESPP, employees may designate an amount not less than 1% but not more than 10% of their annual compensation for the purchase of Company shares. An offering period shall be six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of the option will be the lesser of 85% of the fair market of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date which is typically the last market date of the offering period.

Note 8 – Stock Based Compensation, continued

Equity Incentive Plans, continued

Employee Stock Purchase Plan, continued

As of December 31, 2022, 201,619 shares of common stock remain eligible to be issued under the ESPP. For the year ended December 31, 2022, eligible employees contributed $272,833 through payroll deductions to the ESPP and 345,929 shares were deemed delivered for the year ended December 31, 2022. For the year ended December 31, 2021, eligible employees contributed $384,126 through payroll deductions to the ESPP and 292,890 shares were deemed delivered for the year ended December 31, 2021.

Stock Option Award Activity

During the year ended December 31, 2022, the Board granted our Chief Executive Officer 300,000 stock options under the 2013 Equity Incentive Plan at an exercise price of $1.27 per share with half of the options vesting on the second anniversary of the vesting start date and a quarter of the options vesting on each of the next two anniversaries of the vesting start date. No options were granted during the years ended December 31, 2022 and 2021.

The Company estimated the fair value of stock options granted during 2022 using the Black-Scholes option pricing model. The fair values of stock options granted during 2022 were estimated using the following assumptions:

Year Ended December 31, 2022
Stock price	$1.27
Dividend yield	0%
Expected volatility	108%
Risk-free interest rate	1.92%
Expected life	5.6 years

The following is a summary of the Company’s stock option activity during the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2022	525,006	$5.77	0.7	$—
Granted	300,000	1.27	—	—
Exercised	—	—	—	—
Forfeited	(524,744)	5.77	—	—
Outstanding at December 31, 2022	300,262	$1.27	8.9	$—
Exercisable at December 31, 2022	262	$2.49	1.0	$—

As of December 31, 2022, the unamortized value of options was $233,689. The unamortized amount will be expensed over a weighted average period of 2.6 years.

The aggregate intrinsic value of options exercised was $0 for the years ended December 31, 2022 and 2021.

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2022, the Compensation Committee granted various employees RSUs under which the holders have the right to receive an aggregate of 1,038,700 shares of common stock. The majority of these awards, granted under the 2013 Equity Incentive Plan, vest over terms ranging from two to four years.

Note 8 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

During the year ended December 31, 2022, the Compensation Committee granted various directors and consultants RSUs under which the holders have the right to receive an aggregate 290,055 shares of common stock. These awards were granted under the 2014 Non-Employee Equity Compensation Plan. The awards granted vest over terms from one year to two years.

During the year ended December 31, 2022, the Compensation Committee granted employees RSUs under which the holders have the right to receive 608,500 shares of common stock. The awards, granted under the 2017 Equity Inducement Plan, vest over four years beginning on the anniversary of the grant date.

At December 31, 2022, the unamortized value of the RSUs was $2,475,986. The unamortized amount will be expensed over a weighted average period of 1.8 years. A summary of the activity related to RSUs for the year ended December 31, 2022 is presented below:

	Total	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	1,709,273	$3.72
RSUs granted	1,937,255	$1.21
RSUs forfeited	(458,476)	$1.98
RSUs vested	(1,022,920)	$4.16
Unvested at December 31, 2022	2,165,132	$1.63

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s revenue and achievement of sales and marketing goals.

On July 20, 2022, the Board granted the Company’s Chief Executive Officer, Cesar Johnston, up to 287,000 PSUs under the Company’s 2015 Performance Share Unit Plan pursuant to the terms of Mr. Johnston’s offer letter with the Company (See Note 4 – Commitments and Contingencies). The up to 287,000 PSUs that have been approved shall vest as follows: (a) up to 187,000 PSU shares shall vest on December 31, 2022, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics previously determined by the Compensation Committee and approved by the Board, and (b) up to an additional 50,000 PSU shares shall vest on each of December 31, 2023 and December 31, 2024, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics to be recommended by the Compensation Committee and approved by the Board at a subsequent date. As of December 31, 2022, only 187,000 PSUs have approved performance criteria. As of December 31, 2022, 135,575 PSUs have been achieved and vested and were deemed delivered on that date. As of December 31,2022, the performance criteria for the additional 100,000 PSUs have not been approved by the Board.

Note 8 – Stock Based Compensation, continued

Performance Share Units (“PSUs”), continued

At December 31, 2022, the unamortized value of all PSUs was $0. A summary of the activity related to PSUs for the year ended December 31, 2022 is presented below:

	Total	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	—	$—
PSUs granted	187,000	$1.02
PSUs forfeited	(51,425)	$1.02
PSUs vested	(135,575)	$1.02
Unvested at December 31, 2022	—	$—

Employee Stock Purchase Plan (“ESPP”)

During the years ended December 31, 2022 and 2021, there were two offering periods per year for the ESPP. The first offering period started on January 1 of each year and concluded on June 30 of each year. The second offering period started on July 1 of each year and concluded on December 31 of each year.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under the ESPP was approximately $0.37 and $1.10 during the years ended December 31, 2022 and 2021, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized stock-based compensation expense for the plan of $124,053 and $252,568 for the years ended December 31, 2022 and 2021, respectively.

The Company estimated the fair value of the purchase options granted during the years ended December 31, 2022 and 2021 using the Black-Scholes option pricing model. The fair values of the purchase options granted were estimated using the following assumptions:

For the Year Ended December 31, 2022
Stock price range	$0.96 – 1.25
Dividend yield	0%
Expected volatility range	61 – 68%
Risk-free interest rate range	0.06 – 2.52%
Expected life	6 months

For the Year Ended December 31, 2021
Stock price range	$1.80 – 2.78
Dividend yield	0%
Expected volatility range	95 – 143%
Risk-free interest rate range	0.05 – 0.09%
Expected life	6 months

Note 8 – Stock Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Options	$74,771	$284,994
RSUs	2,581,726	5,561,698
PSUs	138,287	5,831,928
ESPP	124,053	252,568
Total	$2,918,837	$11,931,188

The total amount of stock-based compensation was reflected within the statements of operations as:

	For the Years Ended December 31,
	2022	2021
Research and development	$1,134,106	$6,582,873
Sales and marketing	448,347	3,099,232
General and administrative	1,083,775	1,964,089
Severance expense	252,609	284,994
Total	$2,918,837	$11,931,188

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

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance as of December 31, 2022.

Note 9 – Income Taxes, continued

As of December 31, 2022 and 2021, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31,
	2022	2021
Deferred tax assets:
Research and development tax credits	$10,526,768	$9,475,588
Net operating loss carryovers	76,477,629	67,785,680
Property and equipment	162,698	189,271
Research and development costs	9,829,326	10,923,959
Start-up and organizational costs	9,275	462
Stock-based compensation	283,285	4,659,555
Operating lease liability	551,284	187,132
Other accruals	464,948	670,065
Total gross deferred tax assets	98,305,213	93,891,712
Less: valuation allowance	(97,756,771)	(93,718,497)
Total deferred tax assets	548,442	173,215
Deferred tax liabilities:
Operating lease right-of-use asset	(548,442)	(173,215)
Total deferred tax liabilities	(548,442)	(173,215)
Total deferred taxes, net	$—	$—

The change in the Company’s valuation allowance is as follows:

	2022	2021
January 1,	$93,718,497	$82,929,675
Increase in valuation allowance	4,038,274	10,788,822
December 31,	$97,756,771	$93,718,497

The Company has federal and state net operating loss carryforwards of approximately $273,056,000 and $274,011,000, respectively, available to offset future taxable income. The federal and state NOL carryforwards will expire at various dates beginning in 2033. The Company has federal and state research and development tax credit carryforwards of approximately $6,373,000 and $5,258,000, respectively. The federal R&D credit carryforwards will expire beginning in 2032 and state R&D credit carryforwards do not expire. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company. Although management believes that the Company may have sufficient future taxable income to absorb the net operating loss carryforwards and research and development tax credit carryforwards before the expiration of the carryforward period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2022 and 2021.

Note 9 – Income Taxes, continued

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryforwards when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryforward. The Company completed a Section 382 analysis as of December 31, 2022 and determined that none of its NOLs or R&D credits would be limited.

	For the Year Ended December 31,
	2022	2021
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes	(4.4)	(5.8)
Permanent differences:
Stock-based compensation	12.4	1.8
Executive compensation	—	1.6
Research and development tax credits	(2.4)	(2.7)
Increase in valuation allowance	15.4	26.1
Effective income tax rate	0.0%	0.0%

Note 10 – Related Party Transactions

In November 2016, the Company and Dialog entered into the Alliance Agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 6 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of December 31, 2022, none of the warrants remain outstanding. Dialog presently owns approximately 2.2% of the Company’s outstanding common shares. The Company incurred $0 and $408,000 in chip development expense from Dialog during the years ended December 31, 2022 and 2021, respectively.

On September 20, 2021, the Company was notified by Dialog, then acquired by Renesas Electronics Corporation, that it was terminating the Alliance Agreement between the Company and Dialog.

Note 11 – Customer Concentration

One customer accounted for approximately 50% of the Company’s revenue for the year ended December 31, 2022 and three customers accounted for approximately 42% of the Company’s revenue for the year ended December 31, 2021. One customer accounted for approximately 87% of the Company’s accounts receivable balance as of December 31, 2022. Four customers accounted for approximately 68% of the Company’s accounts receivable balance as of December 31, 2021.

Note 12 – Subsequent Events

During the period from January 1, 2023 through March 1, 2023, the Company raised net proceeds of $2,674,683 (net of $68,651 in issuance costs) under its ATM Program. As of March 1, 2023, the Company had $3,526,605 remaining on the ATM Program.

On February 28, 2023, the Company committed to purchase products that will be produced by a contract manufacturer during the second and third quarters of 2023. The total amount of the committed orders is $510,000, and the products produced by the contract manufacturer will be held for future sales.

On March 24, 2023, the Company completed an underwritten offering of its securities (the “Offering”) pursuant to which it sold an aggregate of (i) 8,250,000 shares of its common stock and (ii) warrants to purchase up to 8,250,000 shares of common stock, for aggregate proceeds of approximately $2,689,000, net of commissions and professional fees of approximately $611,000. The warrants issued in the Offering were immediately exercisable and have a term of six years and a per share exercise price of $0.40.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the board of directors.

Based on their evaluation as of December 31, 2022, our principal executive and principal financial officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management, under the supervision of and with the participation of the principal executive and principal financial officers, have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

For the year ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by Item 12 will be included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.

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

Exhibit No.	Description of Document

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

Exhibit No.	Description of Document

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

Energous Corporation

Dated: March 30, 2023	By:	/s/ Cesar Johnston
Cesar Johnston
Chief Executive Officer (Principal Executive Officer)

Dated: March 30, 2023	By:	/s/ William Mannina
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

Signatures	Title	Date

/s/ Cesar Johnston	Chief Executive Officer (Principal Executive Officer)	March 30, 2023
Cesar Johnston

/s/ William Mannina	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2023
William Mannina

/s/ Reynette Au	Director and Board Chair	March 30, 2023
Reynette Au

/s/ Rahul Patel	Director	March 30, 2023
Rahul Patel

/s/ Sheryl Wilkerson	Director	March 30, 2023
Sheryl Wilkerson

/s/ J. Michael Dodson	Director	March 30, 2023
J. Michael Dodson

/s/ David Roberson	Director	March 30, 2023
David Roberson