Form 10-Q
period 2023-03-31
Energous Corp
filed 2023-05-17
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of May 10, 2023, there were 91,055,881 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,339,960	$26,287,293
Accounts receivable, net	100,935	143,353
Inventory	71,597	105,821
Prepaid expenses and other current assets	649,479	827,551
Total current assets	27,161,971	27,364,018

Property and equipment, net	383,238	429,035
Operating lease right-of-use assets	1,778,512	1,959,869
Total assets	$29,323,721	$29,752,922
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,351,018	$900,765
Accrued expenses	1,370,046	1,790,414
Accrued severance expense	249,610	416,516
Warrant liability	3,135,000	–
Operating lease liabilities, current portion	702,780	705,894
Deferred revenue	35,891	29,727
Total current liabilities	6,844,345	3,843,316

Operating lease liabilities, long-term portion	1,090,639	1,264,131
Total liabilities	7,934,984	5,107,447

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued or outstanding at March 31, 2023 and December 31, 2022.	–	–
Common Stock, $0.00001 par value, 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 91,032,030 and 78,944,954 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	911	789
Additional paid-in capital	390,715,632	387,319,985
Accumulated deficit	(369,327,806)	(362,675,299)
Total stockholders’ equity	21,388,737	24,645,475
Total liabilities and stockholders’ equity	$29,323,721	$29,752,922

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenue	$96,676	$215,961
Costs and expenses:
Cost of revenue	138,813	203,249
Research and development	3,078,524	3,527,146
Sales and marketing	1,211,938	1,613,590
General and administrative	1,961,460	2,027,520
Total costs and expenses	6,390,735	7,371,505
Loss from operations	(6,294,059)	(7,155,544)
Other (expense) income:
Offering costs related to warrant liability	(591,670)	–
Interest income	233,222	2,826
Total other (expense) income	(358,448)	2,826
Net loss	$(6,652,507)	$(7,152,718)
Basic and diluted loss per common share	$(0.08)	$(0.09)
Weighted average shares outstanding, basic and diluted	81,408,347	76,930,919

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	78,944,954	$789	$387,319,985	$(362,675,299)	$24,645,475
Stock-based compensation - options	–	–	21,095	–	21,095
Stock-based compensation - restricted stock units ("RSUs")	–	–	476,242	–	476,242
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	24,740	–	24,740
Issuance of shares for RSUs	186,878	2	(2)	–	–
Proceeds from contributions to the ESPP	–	–	65,134	–	65,134
Issuance of shares in an at-the-market ("ATM") placement, net of $68,637 in issuance costs	3,650,198	37	2,674,660	–	2,674,697
Issuance of shares in a sale of common stock, net of $3,166,139 in issuance costs and fair value of a liability warrant	8,250,000	83	133,778	–	133,861
Net loss	–	–	–	(6,652,507)	(6,652,507)
Balance at March 31, 2023 (unaudited)	91,032,030	$911	$390,715,632	$(369,327,806)	$21,388,737

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	76,667,205	$767	$383,383,550	$(336,400,039)	$46,984,278
Stock-based compensation - options	–	–	10,313	–	10,313
Stock-based compensation - RSUs	–	–	745,620	–	745,620
Stock-based compensation - ESPP	–	–	40,973	–	40,973
Issuance of shares for RSUs	387,823	4	(4)	–	–
Proceeds from contributions to the ESPP	–	–	104,217	–	104,217
Net loss	–	–	–	(7,152,718)	(7,152,718)
Balance at March 31, 2022 (unaudited)	77,055,028	$771	$384,284,669	$(343,552,757)	$40,732,683

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,652,507)	$(7,152,718)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	45,797	70,119
Stock based compensation	522,077	796,906
Changes in operating lease right-of-use assets	181,357	186,736
Inventory net realizable adjustment	111,019	–
Bad debt expense	(12,500)	–
Offering costs allocated to warrants	591,670	–
Changes in operating assets and liabilities:
Accounts receivable	54,918	84,678
Inventory	(76,795)	(68,480)
Prepaid expenses and other current assets	178,072	443,216
Accounts payable	450,253	(271,044)
Accrued expenses	(420,368)	(180,535)
Accrued severance expense	(166,906)	(65,566)
Operating lease liabilities	(176,606)	(203,010)
Deferred revenue	6,164	2,727
Net cash used in operating activities	(5,364,355)	(6,356,971)
Cash flows from investing activities:
Purchases of property and equipment	–	(44,489)
Net cash used in investing activities	–	(44,489)
Cash flows from financing activities:
Net proceeds from an ATM offering	2,674,697	–
Net proceeds from a sale of common stock and warrant issuance	2,677,191	–
Proceeds from contributions to employee stock purchase plan	65,134	104,217
Net cash provided by financing activities	5,417,022	104,217
Net increase (decrease) in cash and cash equivalents	52,667	(6,297,243)
Cash and cash equivalents – beginning	26,287,293	49,071,414
Cash and cash equivalents – ending	$26,339,960	$42,774,171
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for RSUs	$2	$4

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

Note 2 – Liquidity and Management Plans

During the three months ended March 31, 2023 and 2022, the Company recorded revenue of $96,676 and $215,961, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded net losses of $6,652,507 and $7,152,718, respectively. Net cash used in operating activities was $5,364,355 and $6,356,971 for the three months ended March 31, 2023 and 2022, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $27,043,751 during 2021, $744,787 during 2022 and $5,351,888 during the first quarter of 2023, along with proceeds from contributions to the Company’s employee stock purchase plan (the “ESPP”) and payments received from customers.

As of March 31, 2023, the Company had cash and cash equivalents of $26,339,960. The Company expects that cash and cash equivalents as of March 31, 2023, together with anticipated revenues, will be sufficient to fund the Company’s operations through May 2024.

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

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2022 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 30, 2023.  The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the Company’s December 31, 2022 audited financial statements.

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

Note 3 – Summary of Significant Accounting Policies, continued

The Company’s significant estimates and assumptions include the valuation of stock-based compensation instruments, recognition of revenue, inventory valuation, fair value of warrant liabilities and the valuation allowance on deferred tax assets. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants is estimated using an appropriate valuation model. Such warrant classification is also subject to re-evaluation at each reporting period.

Offering costs associated with warrants classified as liabilities are expensed as incurred and are presented as offering cost related to warrant liability in the statement of operations. Offering costs associated with the sale of warrants classified as equity are charged against proceeds.

Fair Value

The Company follows ASC 820, Fair Value Measurements (“ASC 820”), which establishes a common definition of fair value to be applied when US GAAP requires the use of fair value, establishes a framework for measuring fair value, and requires certain disclosure about such fair value measurements.

ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities to which the Company has access at a measurement date.
•

Level 2: Observable inputs other than Level 1 quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3: Unobservable inputs for which little or no market data exists and for which the Company must develop its own assumptions regarding the assumptions that market participants would use in pricing the asset or liability, including assumptions regarding risk.

Note 3 – Summary of Significant Accounting Policies, continued

Because of the uncertainties inherent in the valuation of assets or liabilities for which there are no observable inputs, those estimated fair values may differ significantly from the values that may have been used had a ready market for the assets or liabilities existed.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, cash equivalents, prepaid expenses, other current assets, and accounts payable & accrued expenses, are an approximate of their fair values because of the short maturity of these instruments. The Company’s derivative liabilities recognized at fair value on a recurring basis are a level 3 measurement (see Note 8 – Fair Value Measurement).

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

The Company’s revenue consists of its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the three months ended March 31, 2023 and 2022, the Company recognized $96,676 and $215,961, respectively, in revenue.

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

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $3,078,524 and $3,527,146 for the three months ended March 31, 2023 and 2022, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2023, no liability for unrecognized tax benefits was required to be reported. The guidance from ASC 740, Income Taxes, also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2023 and 2022. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 12,890,622 and 5,682,499, as outlined in the table below, for the three months ended March 31, 2023 and 2022, respectively, because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31,
	2023	2022
Warrants issued to investors	9,916,666	3,284,789
Options to purchase common stock	300,000	825,006
RSUs	2,673,956	1,572,704
Total potentially dilutive securities	12,890,622	5,682,499

The table above includes 1,666,666 warrants expiring on March 1, 2024, which have an exercise price of $10.00 and 8,250,000 warrants expiring on March 28, 2029, which have an exercise price of $0.40.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2023, through the date which the financial statements are available to be issued.

Note 4 – Commitments and Contingencies

Operating Leases

San Jose Lease

On May 20, 2022, the Company signed a lease amendment to the existing lease for its office space at its corporate headquarters in San Jose, California, extending the term of the lease for an additional three years. Upon signing the lease amendment, the Company recorded a new ROU lease asset of $2,071,336 and operating lease liability of $2,071,336, using a present value discount rate of 3.0%. Upon expiration of the original lease on September 30, 2022, the new monthly lease payment starting October 1, 2022 is $58,903, subject to annual escalations up to a maximum monthly lease payment of $62,490.

Costa Mesa Lease

On September 22, 2021, the Company signed a new lease for office space for its engineers based in Costa Mesa, California. Per the lease, the lease commencement date is October 1, 2021 and the expiration date is September 30, 2023. The Company did not have control of the new office space until October 2021, at which time the Company recorded a new ROU lease asset of $104,563 and operating lease liability of $104,563. The new Costa Mesa lease has an initial monthly lease payment of $4,369 starting October 1, 2021 and is subject to an annual escalation up to a maximum monthly lease payment of $4,522.

Operating Lease Commitments

The Company follows ASC 842, Leases, (“Topic 842”) and recognizes the required ROU assets and operating lease liabilities on its balance sheet. The Company anticipates having future total lease payments of $1,858,460 during the period from the second quarter of 2023 to the third quarter of 2025. As of March 31, 2023, the Company has total operating lease ROU assets of $1,778,512, current portion of operating lease liabilities of $702,780 and long-term portion of operating lease liabilities of $1,090,639. The weighted average remaining lease term is 2.5 years as of March 31, 2023.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of March 31, 2023 is as follows:

Amount
(unaudited)
2023	562,555
2024	733,497
2025	562,408
Total future lease payments	1,858,460
Present value discount (2.9% weighted average)	(65,041)
Total operating lease liabilities	$1,793,419

Hosted Design Software Agreement

In June 2021, the Company entered into an electronic design automation software in a hosted environment license agreement with a term of three-years under which the Company is required to remit quarterly payments of approximately $233,000 through the second quarter of 2024.

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

Note 4 – Commitments and Contingencies, continued

Under the Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers, the performance metrics used to determine whether any such bonuses will be paid and determining whether those performance metrics have been achieved.

During the three months ended March 31, 2023 and 2022, the Company recorded $62,001 and $125,468 in expense, respectively, under the Bonus Plan. As of December 31, 2022, $688,364 was accrued and unpaid under the Bonus Plan, of which $560,533 was paid during the three months ended March 31, 2023. The remaining $109,452 from 2022 is expected to be paid during the second quarter of 2023. As of March 31, 2023, the Company had accrued $171,453 under the Bonus Plan, including the $109,452 remaining accrual from 2022 and the additional $62,001 accrued during the first quarter of 2023, which is expected to be paid between the second quarter of 2023 and the first quarter of 2024.

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

Under the terms of his offer letter, Mr. Johnston will receive an annual base salary of $400,000 per year. Beginning in year 2022, he is eligible to receive a discretionary annual bonus of up to 100% of his base salary, at the recommendation of the Company’s Compensation Committee, with the approval of the Company’s Board. In addition, as an inducement to accept his appointment as Chief Executive Officer, Mr. Johnston received, subject to continued employment, (a) a special one-time sign-on bonus in the amount of $120,000, payable in two equal installments of $60,000 each on the first payroll date in 2022 and the first payroll date after December 6, 2022, (b) a grant of 150,000 RSUs to acquire shares of the Company’s common stock, one third of which vested on December 6, 2022 and the remaining two thirds of which vest in eight equal installments of 12,500 each on each quarterly anniversary thereafter and (c) a grant of an option to purchase 300,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date, half of which shall vest on December 31, 2023, a quarter of which shall vest on December 31, 2024 and the remainder of which shall vest on December 31, 2025.

Also pursuant to the terms of his offer letter, Mr. Johnston is eligible for (a) an additional equity award in the amount of 287,000 PSUs to acquire shares of the Company’s common stock, to vest at various amounts to be agreed upon each year by the Board over a three year period commencing January 1, 2022 and ending December 31, 2024, upon the achievement of performance criteria to be mutually established by Mr. Johnston and the Compensation Committee, and (b) an additional equity award of up to 25,000 PSUs per calendar year for each of 2022, 2023 and 2024, based on outperformance of agreed upon goals per calendar year, as determined by the Compensation Committee with approval of the Board. On July 20, 2022, the Board approved, by unanimous written consent, the grant to Mr. Johnston of up to 287,000 PSUs pursuant to the terms of Mr. Johnston’s offer letter. The 287,000 PSUs that have been approved shall vest as follows: (a) up to 187,000 PSU shares shall vest on December 31, 2022, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics previously determined by the Compensation Committee and approved by the Board, and (b) up to an additional 50,000 PSU shares shall vest on each of December 31, 2023 and December 31, 2024, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics to be recommended by the Compensation Committee and approved by the Board at a subsequent date. As of March 31, 2023, the Board had not yet approved the performance criteria applicable to the up to additional 50,000 PSU shares that will vest on each of December 31, 2023 and 2024; therefore, these PSUs have not been considered granted.

Note 4 – Commitments and Contingencies, continued

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

As of March 31, 2023, the Company had unpaid accrued severance expense of $249,610 pertaining to Mr. Rizzone’s Separation Agreement which is expected to be paid through August 31, 2023.

Executive Transition Agreement – Neeraj Sahejpal

On April 29, 2022, the Company announced the departure of Neeraj Sahejpal, former Senior Vice President of Marketing and Business Development, effective April 30, 2022. Pursuant to the terms of Mr. Sahejpal’s severance and change of control agreement with the Company, Mr. Sahejpal received payments and benefits including compensation equal to twelve months of Mr. Sahejpal’s then-current salary of $261,250, twelve months of maximum potential bonus of $261,250, and twelve months of COBRA reimbursements. In addition, all RSUs held by Mr. Sahejpal that were due to vest in the twelve months after his departure, totaling RSUs covering 85,943 shares, were accelerated.

Note 4 – Commitments and Contingencies, continued

As of March 31, 2023, the Company had no unpaid accrued severance expense pertaining to Mr. Sahejpal’s agreement.

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

On September 20, 2021, the Company was notified by Dialog, recently acquired by Renesas Electronics Corporation, that it was terminating the Alliance Agreement between the Company and Dialog. There is a wind down period included in the Alliance Agreement which will conclude in September 2024. During the wind down period, the Alliance Agreement’s terms will continue to apply to the Company’s products that are covered by certain existing customer relationships, except that the parties’ respective exclusivity rights have terminated (see Note 9 – Related Party Transactions for expenses incurred by the Company from Renesas Electronics Corporation).

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

Note 5 – Stockholders’ Equity, continued

On October 4, 2021, the Company filed a prospectus supplement covering the offering, issuance and sale of up to an additional $35,000,000 of shares of the Company’s common stock pursuant to the ATM Program. The Company raised net proceeds of $27,043,751 (net of $868,122 in issuance costs), during 2021 under the ATM Program. During 2022, the Company raised an additional $744,787 (net of $73,403 in issuance costs) under the ATM Program. During the first quarter of 2023, the Company raised $2,674,697 (net of $68,637 in issuance costs) under the ATM Program. As of March 31, 2023, the Company has $3,526,605 remaining on this shelf registration statement.

On November 15, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on December 16, 2021. This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $100,000,000. Pursuant to this registration statement, on March 28, 2023, the Company completed an underwritten offering pursuant to which it issued and sold an aggregate of (i) 8,250,000 shares of its common stock (the “Shares”) and (ii) warrants to purchase up to 8,250,000 shares of its common stock (the “2023 Warrants”), for net proceeds of $2,677,191, after deducting underwriting discounts, commission and expenses payable by the Company. The 2023 Warrants were immediately exercisable upon issuance and have a term of six years and an exercise price of $0.40. The Company allocated the proceeds received first to the 2023 Warrants based on the fair value of the 2023 Warrants as determined at initial measurement, with the remaining proceeds allocated to the Shares (see Note 7 – Warrant Liability and Note 8 – Fair Value Measurements).

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

As of March 31, 2023, 1,248,896 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2014 Non-Employee Equity Compensation Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 800,000 shares, bringing to 1,650,000 the total number of shares approved for issuance under that plan.

As of March 31, 2023, 546,238 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

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

Note 6 – Stock-Based Compensation, continued

As of March 31, 2023, 2,275,438 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

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

On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 2,000,000 shares. As of March 31, 2023, 1,041,170 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

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

As of March 31, 2023, 201,619 shares of common stock remain eligible to be issued under the ESPP. Employees contributed $65,134 through payroll withholdings to the ESPP as of March 31, 2023 for the current offering period which will end on June 30, 2023 with shares deemed delivered on that date.

Stock Option Activity

In February 2022, the Board granted our Chief Executive Officer 300,000 stock options under the 2013 Equity Incentive Plan at an exercise price of $1.27 per share with half of the options vesting on the second anniversary of the vesting start date and a quarter of the options vesting on each of the two following anniversaries.

The Company estimated the fair value of stock options granted during the second quarter of 2022 using the Black-Scholes option pricing model. No stock options were granted during the three months ended March 31, 2023. The fair values of stock options granted during the second quarter of 2022 were estimated using the following assumptions:

Three Months Ended June 30, 2022
Stock price	$1.27
Dividend yield	0%
Expected volatility	108%
Risk-free interest rate	1.92%
Expected life	5.6 years

Note 6 – Stock-Based Compensation, continued

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2023	300,262	$1.27	8.9	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	(262)	2.49	–	–
Outstanding at March 31, 2023	300,000	$1.27	8.7	$–
Exercisable at January 1, 2023	262	$2.49	0.3	$–
Vested	–	–	–	–
Exercised	–	–	–	–
Forfeited	(262)	2.49	–	–
Exercisable at March 31, 2023	–	$–	–	$–

As of March 31, 2023, the unamortized fair value of options was $212,594. The unamortized amount will be expensed over a weighted average period of 2.4 years.

PSUs

PSUs are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s revenue and achievement of sales and marketing goals.

On July 20, 2022, the Board granted the Company’s Chief Executive Officer, Cesar Johnston, up to 287,000 PSUs under the Company’s 2015 Performance Share Unit Plan pursuant to the terms of Mr. Johnston’s offer letter with the Company (See Note 4 – Commitments and Contingencies). The up to 287,000 PSUs that have been approved shall vest as follows: (a) up to 187,000 PSU shares shall vest on December 31, 2022, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics previously determined by the Compensation Committee and approved by the Board, and (b) up to an additional 50,000 PSU shares shall vest on each of December 31, 2023 and December 31, 2024, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics to be recommended by the Compensation Committee and approved by the Board at a subsequent date. On December 31, 2022, 135,575 PSUs were achieved, vested and deemed delivered on that date. As of March 31, 2023, the performance criteria for an additional up to 100,000 PSUs had not been approved by the Board.

There was no PSU activity for the three months ended March 31, 2023 and 2022.

RSUs

During the three months ended March 31, 2023, the Compensation Committee granted various employees RSUs covering 48,750 shares of common stock under the 2013 Equity Incentive Plan. The awards vest over four years.

During the three months ended March 31, 2023, the Compensation Committee granted various non-employees RSUs covering 124,452 shares of common stock under the 2014 Non-Employee Equity Compensation Plan. The awards vest over terms ranging from one to four years.

During the three months ended March 31, 2023, the Compensation Committee granted various employees RSUs covering 535,000 shares of common stock under the 2017 Equity Inducement Plan. The awards vest over four years.

Note 6 – Stock-Based Compensation, continued

As of March 31, 2023, the unamortized fair value of the RSUs was $2,469,552. The unamortized amount will be expensed over a weighted average period of 2.0 years. A summary of the activity related to RSUs for the three months ended March 31, 2023 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	2,165,132	$1.63
RSUs granted	708,202	0.69
RSUs forfeited	(12,500)	1.27
RSUs vested	(186,878)	2.08
Outstanding at March 31, 2023	2,673,956	$1.35

Employee Stock Purchase Plan (“ESPP”)

The current offering period under the ESPP started on January 1, 2023 and will conclude on June 30, 2023. During the year ended December 31, 2022, there were two offering periods. The first offering period began on January 1, 2022 and concluded on June 30, 2022. The second offering period began on July 1, 2022 and concluded on December 31, 2022.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under the ESPP was approximately $0.27 and $0.40 for the three months ended March 31, 2023 and 2022, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the ESPP of $24,740 and $40,973 for the three months ended March 31, 2023 and 2022, respectively.

The Company estimated the fair value of ESPP purchase options granted during the three months ended March 31, 2023 and 2022 using the Black-Scholes option pricing model. The fair values of ESPP purchase options granted were estimated using the following assumptions:

	Three Months Ended March 31,
	2023	2022
Stock price	$0.836	$1.25
Dividend yield	0%	0%
Expected volatility	59%	61%
Risk-free interest rate	4.42%	0.19%
Expected life	6 months	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Stock options	$21,095	$10,313
RSUs	476,242	745,620
ESPP	24,740	40,973
Total	$522,077	$796,906

Note 6 – Stock-Based Compensation, continued

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended March 31,
	2023	2022
Research and development	$208,731	$353,043
Sales and marketing	104,903	180,377
General and administrative	208,443	263,486
Total	$522,077	$796,906

Note 7 – Warrant Liability

2023 Warrants

In March 2023, the Company issued 8,250,000 warrants to purchase up to 8,250,000 shares of its common stock. The 2023 Warrants have a six-year term and were exercisable upon issuance on March 28, 2023. Each 2023 Warrant is exercisable for one share of the Company’s common stock at a price of $0.40 per share (“Exercise Price”), subject to adjustment in certain circumstances including in the event of stock dividends and splits, or a recapitalization, merger, consolidation, tender offer, reorganization, or other change in control of the Company. In the event of certain transactions such as a merger, consolidation, tender offer, reorganization, or other change in control, if holders of common stock are given any choice as to the consideration to be received, the holder of each 2023 Warrant shall be given the same choice of alternate consideration. In the event of certain transactions that are not within the Company’s control, such as a merger, consolidation, tender offer, reorganization, or other change in control of the Company, each holder of a 2023 Warrant shall be entitled to receive the same form of consideration at the Black Scholes value of the unexercised portion of the 2023 Warrant that is being offered and paid to holders of common stock, including the option to exercise the 2023 Warrants on a “cashless basis”.

If the Company issues additional shares of common stock or equity-linked securities for a consideration per share less than the 2023 Warrants Exercise Price, then such Exercise Price will be reduced to a new lower price pursuant to the terms of the 2023 Warrants. Additionally, if the Exercise Price of any outstanding derivative securities is modified by the Company such that such security’s modified exercise price is below the Exercise Price of the 2023 Warrants, the Exercise Price will adjust downward pursuant to the terms of the 2023 Warrant. This provision would not apply for stock or stock equivalents which fall under shares that qualify for exempt issuance, such as if the Company adjusted the option exercise price for an option granted to an employee, officer, or director.

The Company accounted for the 2023 Warrants in accordance with the derivative guidance contained in ASC 815-40, as the warrants did not meet the criteria for equity treatment. The Company believes that the adjustments to the Exercise Price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the 2023 Warrants are not eligible for an exception from derivative accounting. As such, the 2023 Warrants were initially measured at fair value and recorded as a liability in the amount of $3,135,000. As of March 31, 2023, all 2023 Warrants were outstanding.

Note 8 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Balance as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$26,339,960	$–	$–	$26,339,960
Liabilities:
Warrant liability	$–	$–	$3,135,000	$3,135,000

	Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$26,287,293	$–	$–	$26,287,293
Liabilities:
Warrant liability	$–	$–	$–	$–

There were no transfers among Level 1, Level 2, or Level 3 categories during the periods presented.

2023 Warrants

The Company utilizes a Monte Carlo simulation model for the 2023 Warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the 2023 Warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, and dividend yield.

The key inputs into the Monte Carlo simulation model for the 2023 Warrants are as follows:

At March 31, 2023
Share price	$0.54
Exercise price	$0.40
Term (in years)	6
Volatility	65%
Risk-free rate	3.6%
Dividend yield	0%

The change in the fair value of the 2023 Warrant liability was determined to be zero during the three months ended March 31, 2023 (see Note 7 – Warrant Liability).

Note 9 – Related Party Transactions

In November 2016, the Company and Dialog entered into the Alliance Agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of March 31, 2023, none of the warrants remain outstanding. As of March 31, 2023, Dialog owns approximately 1.9% of the Company’s outstanding common shares. The Company did not record any revenue during the three months ended March 31, 2023 and 2022. The Company incurred $124,055 and $0 in chip test development expense from Renesas Electronics Corporation, which acquired Dialog in August 2021 (“Renesas”), during the three months ended March 31, 2023 and 2022, respectively.

On September 20, 2021, the Company was notified by Dialog that it was terminating the Alliance Agreement between the Company and Dialog.

Note 10 – Customer Concentrations

Two customers accounted for approximately 84% of the Company’s revenue for the three months ended March 31, 2023, and two customers accounted for approximately 53% of the Company’s revenue for the three months ended March 31, 2022. Two customers accounted for approximately 80% of the Company’s accounts receivable balance as of March 31, 2023. One customer accounted for approximately 87% of the Company’s accounts receivable balance as of December 31, 2022.

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

Critical Accounting Policies and Estimates

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. The liability will be re-measured at each balance sheet date until the warrants are exercised or expire. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants is estimated using an appropriate valuation model. Such warrant classification is also subject to re-evaluation at each reporting period.

Offering costs associated with warrants classified as liabilities are expensed as incurred and are presented as offering cost related to warrant liability in the statement of operations. Offering costs associated with the sale of warrants classified as equity are charged against proceeds.

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

Three Months Ended March 31, 2023 and 2022

Revenue.  During the three months ended March 31, 2023 and 2022, we recorded revenue of $96,676 and $215,961, respectively. The decrease of $119,285 is primarily due to a decrease in production-level systems sales volume.

Costs and Expenses and Loss from Operations.  Costs and expenses are made up of cost of revenue, research and development, sales and marketing and general and administrative. Losses from operations for the three months ended March 31, 2023 and 2022 were $6,294,059 and $7,155,544, respectively.

Cost of Revenue. Cost of revenue was $138,813 and $203,249, respectively, for the three months ended March 31, 2023 and 2022. The decrease of $64,436 is primarily due to a decrease in sales volume.

Research and Development Costs.  Research and development costs were $3,078,524 and $3,527,146, respectively, for the three months ended March 31, 2023 and 2022. The decrease of $448,622 is primarily due to a $320,939 decrease in compensation, consisting of a $176,627 decrease in payroll costs and a $144,312 decrease in stock-based compensation, an $87,786 decrease in consulting and third-party services expenses and a $35,707 decrease in regulatory legal fees.

Sales and Marketing Costs.  Sales and marketing costs for the three months ended March 31, 2023 and 2022 were $1,211,938 and $1,613,590, respectively. The decrease of $401,652 is primarily due to a $208,413 decrease in compensation, consisting of a $132,939 decrease in payroll costs and a $75,474 decrease in stock-based compensation, a $101,876 decrease in engineering supplies used by the sales and marketing staff, a $66,739 decrease in tradeshow expense and a $59,214 decrease in public relations, consulting and third-party services expenses, partially offset by a $43,000 increase in recruiting fees.

General and Administrative Expenses.  General and administrative costs for the three months ended March 31, 2023 and 2022 were $1,961,460 and $2,027,520, respectively. The decrease of $66,060 is primarily due to a $108,472 decrease in recruiting fees, a $71,048 decrease in investor relations, consulting and third-party services expenses, a $55,043 decrease in stock-based compensation, a $21,605 decrease in training expense and an $18,207 decrease in annual meeting costs, partially offset by a $209,106 increase in legal fees.

Offering costs related to warrant liability. Offering costs related to warrant liability were $591,670 for the three months ended March 31, 2023. We did not incur any such costs for the three months ended March 31, 2022.

Interest Income. Interest income for the three months ended March 31, 2023 was $233,222 as compared to interest income of $2,826 for the three months ended March 31, 2022. The increase of $230,396 is primarily due to higher savings interest rates.

Net Loss. As a result of the above, net loss for the three months ended March 31, 2023 was $6,652,507 as compared to $7,152,718 for the three months ended March 31, 2022.

Liquidity and Capital Resources

During the three months ended March 31, 2023 and 2022, we recorded revenue of $96,676 and $215,961, respectively. We incurred net losses of $6,652,507 and $7,152,718 for the three months ended March 31, 2023 and 2022, respectively. Net cash used in operating activities was $5,364,355 and $6,356,971 for the three months ended March 31, 2023 and 2022, respectively. We are currently meeting our liquidity requirements through the proceeds of securities offerings that raised net proceeds of $27,043,751 during 2021, $744,787 during 2022 and $5,351,888 during the first quarter of 2023, along with proceeds from contributions to the ESPP and payments received from customers.

We believe our cash on hand as of March 31, 2023, together with anticipated revenues, will be sufficient to fund our operations through May 2024. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we will likely pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that we would find acceptable, or at all.

During the three months ended March 31, 2023, cash flows used in operating activities were $5,364,355, consisting of a net loss of $6,652,507, less adjustments to reconcile net loss to net cash used in operating activities aggregating $1,439,420 (principally issuance costs allocated to warrant liability of $591,670, stock-based compensation of $522,077, amortization of operating lease ROU assets of $181,357, inventory net realizable adjustment of $111,019 and depreciation and amortization expense of $45,797), a $420,368 decrease in accrued expenses, a $176,606 decrease in operating lease liabilities and a $166,906 decrease in accrued severance expense, partially offset by a $450,253 increase in accounts payable and a $178,072 decrease in prepaid expenses and other current assets.

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

During the three months ended March 31, 2023 and 2022, cash flows used in investing activities were $0 and $44,489, respectively. The cash used in investing activities for the three months ended March 31, 2022 consisted of the purchase of new engineering software licenses.

During the three months ended March 31, 2023, cash flows provided by financing activities were $5,417,022, which consisted of $2,677,191 in net proceeds from the issuance and sale of common stock and warrants, $2,674,697 in net proceeds from the sale of shares of our common stock in an at-the-market (“ATM”) offering and $65,134 in proceeds from the ESPP. During the three months ended March 31, 2022, cash flows provided by financing activities were $104,217, which consisted entirely of proceeds from contributions to the ESPP.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended March 31, 2023. See "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our Form 10-K for the year ended December 31, 2022 for a discussion of our exposure to market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of March 31, 2023, our principal executive and principal financial officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of March 31, 2023, we had an accumulated deficit of approximately $369 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and, if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of sufficient scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

We will likely need additional financings to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We may not have sufficient funds to fully implement our long-term business plans. It is likely that we will need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of any substantial revenue being earned for such products. Such financings could include equity financing, which may be dilutive to our current stockholders, and debt financing, which could restrict our operations and ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of current macroeconomic conditions and general global economic uncertainty (including as a result of the remaining effects of COVID-19, the ongoing conflict between Russia and the Ukraine and the global response thereto, increases in inflation, fluctuating interest rates, disruptions to global supply chains and recent turmoil in the global banking sector), political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, recent turmoil in the global banking sector, general economic uncertainty or any other factor, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to raise adequate funds on commercially reasonable terms or at all could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The U.S. capital markets have experienced and continue to experience extreme volatility and disruption. Inflation rates in the U.S. significantly increased in 2022 resulting in federal action to increase interest rates, adversely affecting capital markets activity. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, labor shortages, weakening exchange rates and other similar effects. As a result of inflation, we have and may continue to experience cost increases, including increases in our supply chain costs.  Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred. Additionally, because we purchase component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures.

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

Market acceptance of an RF-based charging system as a preferred method for charging electronic devices will be crucial to our success. The following factors, among others, may affect the level of market acceptance of our products:

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

Any actual, perceived or suspected security breach or other compromise of our security measures or those of our third-party vendors, whether as a result of hacking efforts, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations. We could also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. Our insurance policies may not be adequate to reimburse us for direct losses caused by any such security breach or indirect losses due to resulting customer attrition. Any of these events or circumstances could materially adversely affect our business, financial condition and operating results.

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

Our charging technology involves power transmission using RF energy, which is subject to regulation by the Federal Communications Commission (the “FCC”) in the United States and by comparable regulatory agencies worldwide. It may also be subject to regulation by other agencies. Regulatory concerns include whether human exposure to RF emissions falls below specified thresholds. Higher levels of exposure require separate approval.  For example, transmitting more power over a certain distance or transmitting power over a greater distance may require separate regulatory approvals. In addition, we design our technology to operate in a RF band that is also used for Wi-Fi routers and other wireless consumer electronics, and we also design it to operate at different frequencies as demanded for some customer applications. Applications at different frequencies may require separate regulatory approvals.  Efforts to obtain regulatory approval for devices using our technology are costly and time consuming, and there can be no assurance that requisite regulatory approvals will be forthcoming. If approvals are not obtained in a timely and cost-efficient manner, our business and operating results could be materially adversely affected. In addition, legal or regulatory developments could impose additional restrictions or costs on us that could require us to redesign our technology or future products, or that are difficult or impracticable to comply with, all of which would adversely affect our revenues and financial results.

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

Because of the highly specialized and complex nature of our business, our success depends on our ability to attract, hire, train, integrate and retain high-level engineering talent. Competition for such personnel is intense because we compete for talent against many large profitable companies and our inability to adequately staff our operations with highly qualified and well-trained engineers could render us less efficient and impede our ability to develop and deliver a commercial product. Further, in recent years, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. Such a competitive market could put upward pressure on labor costs for engineering talent. We may incur significant costs to attract and retain highly qualified talent, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. Volatility or lack of performance in our stock price may also affect our ability to attract and retain qualified personnel.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of March 31, 2023, we cannot assure you that we will not identify any material weakness in our internal control in the future.

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
•

general macroeconomic, industry and market conditions, including increases in inflation or fluctuating interest rates and disruptions to global supply chains, and perceptions of future economic growth prospects in the economy at large;

•recent turmoil in the global banking sector;

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

As a public reporting company, we incur significant legal, accounting and other expenses. We are subject to reporting requirements of the Exchange Act and rules subsequently implemented by the SEC that require us to establish and maintain effective disclosure controls and internal controls over financial reporting, as well as some specific corporate governance practices. Our management and other personnel are expected to devote a substantial amount of time to compliance initiatives associated with our public reporting company status. Those costs will increase significantly if we cease to qualify as a smaller reporting company.

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

As of December 31, 2022, we had Federal net operating loss (“NOL”) carry forwards of approximately $273,056,000. Under the Internal Revenue Code of 1986, as amended, NOLs arising in tax years ending on or before December 31, 2017 can generally be carried forward to offset future taxable income for a period of 20 years, and NOLs arising in tax years ending after December 31, 2017 can generally be carried forward indefinitely. Our ability to use our NOLs will be dependent on our ability to generate taxable income, and the NOLs that arose in tax years ending on or before December 31, 2017 could expire before we generate sufficient taxable income to take advantage of the NOLs. As of March 31, 2023, based on our history of operating losses it is possible that a portion of our NOLs will not be fully realizable.

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

Our warrants that are accounted for as liabilities and the changes in value of our warrants could have a material effect on the market price of our common stock or our financial results.

We account for the 2023 Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. Such guidance provides that, because the 2023 Warrants do not meet the criteria for equity treatment thereunder, each 2023 Warrants must be recorded as a liability. Accordingly, we classify each 2023 Warrants as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. With each such remeasurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the 2023 Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

Adverse macroeconomic conditions, natural disasters or reduced technology spending could adversely affect our business, operating results, and financial condition.

Our business depends on the overall demand for our technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional macroeconomic conditions, including labor shortages, supply chain disruptions, rising interest rates and inflation, low spending environments, geopolitical instability, warfare and uncertainty, weak economic conditions in certain regions or a reduction in technology spending regardless of macroeconomic conditions, including as a result of the remaining effects of COVID-19 and the ongoing conflict between Russia and the Ukraine and the global response thereto, could adversely affect our business, operating results, and financial condition, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers or expand our platform or sell additional products and services to our existing customers, lower prices for our products, higher default rates among our current suppliers and customers and reduced sales to new or existing customers.

There has been recent turmoil in the global banking system. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver for SVB. Additionally, in May 2023, the FDIC took control of First Republic Bank (“First Republic”). While the FDIC has since stated that all depositors of SVB will be made whole and JPMorgan Chase & Co. (“JPMorgan”) has since acquired a substantial amount of assets and certain liabilities of First Republic, there is no guarantee that the federal government would similarly guarantee all depositors in the event of future bank closures. While the Company does not have a banking relationship with SVB or First Republic, continued instability and turmoil in the global banking system may negatively impact us or our customers, including our customers’ ability to pay for our products, and adversely impact our business and financial condition. Moreover, such events, in addition to the global macroeconomic conditions discussed above, may cause further turbulence and uncertainty in the capital markets. Further deterioration of the global macroeconomic environment and any regulatory action taken in response thereto may adversely affect our business, operating results, and financial condition.

Further, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Climate change could result in an increase in the frequency or severity of such natural disasters. For example, our corporate offices are located in California, a state that frequently experiences earthquakes, wildfires, heatwaves and droughts.

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

Item 2.  Sales of Unregistered Securities; Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (Registration No. 001-36379) filed on March 27, 2023.

31.1	Certification of Periodic Report by Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a)/15d-14a

31.2	Certification of Periodic Report by the Acting Chief Financial Officer (principal financial officer) pursuant to Rule 13a-14(a)/15d-14a

32.1+	Certification of Periodic Report by Chief Executive Officer (principal executive officer) and the Acting Chief Financial Officer (principal financial officer) pursuant to U.S.C. Section 1350

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

ENERGOUS CORPORATION
(Registrant)

Date: May 17, 2023	By:	/s/ Cesar Johnston
		Name:	Cesar Johnston
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2023	By:	/s/ William Mannina
		Name:	William Mannina
		Title:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)