Form 10-Q
period 2023-06-30
Energous Corp
filed 2023-08-15
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of August 10, 2023, there were 92,069,632 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

	As of
	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,959,768	$26,287,293
Accounts receivable, net	168,084	143,353
Inventory	176,786	105,821
Prepaid expenses and other current assets	1,251,839	827,551
Total current assets	21,556,477	27,364,018

Property and equipment, net	389,659	429,035
Operating lease right-of-use assets	1,595,869	1,959,869
Total assets	$23,542,005	$29,752,922
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,053,204	$900,765
Accrued expenses	1,462,742	1,790,414
Accrued severance expense	215,442	416,516
Warrant liability	1,238,000	–
Operating lease liabilities, current portion	699,673	705,894
Deferred revenue	58,091	29,727
Total current liabilities	4,727,152	3,843,316

Operating lease liabilities, long-term portion	915,854	1,264,131
Total liabilities	5,643,006	5,107,447

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued or outstanding at June 30, 2023 and December 31, 2022.	–	–
Common Stock, $0.00001 par value, 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 92,040,276 and 78,944,954 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	921	789
Additional paid-in capital	391,221,050	387,319,985
Accumulated deficit	(373,322,972)	(362,675,299)
Total stockholders’ equity	17,898,999	24,645,475
Total liabilities and stockholders’ equity	$23,542,005	$29,752,922

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$117,133	$232,971	$213,809	$448,932
Costs and expenses:
Cost of revenue	82,818	271,384	221,631	474,633
Research and development	2,880,132	3,209,910	5,958,656	6,737,056
Sales and marketing	1,088,084	1,158,092	2,300,022	2,771,682
General and administrative	2,103,971	2,024,939	4,065,431	4,052,459
Severance expense	90,310	633,444	90,310	633,444
Total costs and expenses	6,245,315	7,297,769	12,636,050	14,669,274
Loss from operations	(6,128,182)	(7,064,798)	(12,422,241)	(14,220,342)
Other (expense) income:
Offering costs related to warrant liability	–	–	(591,670)	–
Change in fair value of warrant liability	1,897,000	–	1,897,000	–
Interest income	236,016	47,049	469,238	49,875
Total other income	2,133,016	47,049	1,774,568	49,875
Net loss	$(3,995,166)	$(7,017,749)	$(10,647,673)	$(14,170,467)
Basic and diluted loss per common share	$(0.04)	$(0.09)	$(0.12)	$(0.18)
Weighted average shares outstanding, basic and diluted	91,241,080	77,125,105	86,351,876	77,028,549

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	78,944,954	$789	$387,319,985	$(362,675,299)	$24,645,475
Stock-based compensation - options	–	–	21,095	–	21,095
Stock-based compensation - restricted stock units ("RSUs")	–	–	476,242	–	476,242
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	24,740	–	24,740
Issuance of shares for RSUs	186,878	2	(2)	–	–
Proceeds from contributions to the ESPP	–	–	65,134	–	65,134
Issuance of shares in an at-the-market ("ATM") placement, net of $68,637 in issuance costs	3,650,198	37	2,674,660	–	2,674,697
Issuance of shares in a sale of common stock, net of $3,166,139 in issuance costs and fair value of liability warrant	8,250,000	83	133,778	–	133,861
Net loss	–	–	–	(6,652,507)	(6,652,507)
Balance at March 31, 2023 (unaudited)	91,032,030	$911	$390,715,632	$(369,327,806)	$21,388,737
Stock-based compensation - options	–	–	21,330	–	21,330
Stock-based compensation - RSUs	–	–	455,695	–	455,695
Stock-based compensation - PSUs	–	–	10,601	–	10,601
Stock-based compensation - ESPP	–	–	16,267	–	16,267
Issuance of shares for RSUs	681,434	7	(7)	–	–
Proceeds from contributions to the ESPP	326,812	3	1,532	–	1,535
Net loss	–	–	–	(3,995,166)	(3,995,166)
Balance at June 30, 2023 (unaudited)	92,040,276	$921	$391,221,050	$(373,322,972)	$17,898,999

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	76,667,205	$767	$383,383,550	$(336,400,039)	$46,984,278
Stock-based compensation - options	–	–	10,313	–	10,313
Stock-based compensation - RSUs	–	–	745,620	–	745,620
Stock-based compensation - ESPP	–	–	40,973	–	40,973
Issuance of shares for RSUs	387,823	4	(4)	–	–
Proceeds from contributions to the ESPP	–	–	104,217	–	104,217
Net loss	–	–	–	(7,152,718)	(7,152,718)
Balance at March 31, 2022 (unaudited)	77,055,028	$771	$384,284,669	$(343,552,757)	$40,732,683
Stock-based compensation - options	–	–	21,330	–	21,330
Stock-based compensation - RSUs	–	–	601,029	–	601,029
Stock-based compensation - ESPP	–	–	41,428	–	41,428
Issuance of shares for RSUs	215,746	2	(2)	–	–
Proceeds from contributions to the ESPP	193,797	2	60,509	–	60,511
Net loss	–	–	–	(7,017,749)	(7,017,749)
Balance at June 30, 2022 (unaudited)	77,464,571	$775	$385,008,963	$(350,570,506)	$34,439,232

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,647,673)	$(14,170,467)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	90,330	127,311
Stock based compensation	1,025,970	1,460,693
Changes in operating lease right-of-use assets	364,000	371,604
Inventory net realizable adjustment	142,313	–
Bad debt expense	(12,500)	17,500
Change in fair value of warrant liability	(1,897,000)	–
Offering costs allocated to warrants	591,670	–
Changes in operating assets and liabilities:
Accounts receivable	(12,231)	55,819
Inventory	(213,278)	(52,153)
Prepaid expenses and other current assets	(424,288)	(391,009)
Accounts payable	152,439	(197,025)
Accrued expenses	(327,672)	(50,554)
Accrued severance expense	(201,074)	(230,619)
Operating lease liabilities	(354,498)	(403,029)
Deferred revenue	28,364	7,981
Net cash used in operating activities	(11,695,128)	(13,453,948)
Cash flows from investing activities:
Purchases of property and equipment	(50,954)	(112,509)
Net cash used in investing activities	(50,954)	(112,509)
Cash flows from financing activities:
Net proceeds from an ATM offering	2,674,697	–
Net proceeds from a sale of common stock and warrant issuance	2,677,191	–
Proceeds from contributions to employee stock purchase plan	66,669	164,728
Net cash provided by financing activities	5,418,557	164,728
Net decrease in cash and cash equivalents	(6,327,525)	(13,401,729)
Cash and cash equivalents - beginning	26,287,293	49,071,414
Cash and cash equivalents - ending	$19,959,768	$35,669,685
Supplemental disclosure of non-cash investing and financing activities:
Increase in operating lease right-of-use assets and operating lease liabilities	$–	$2,071,336
Common stock issued for RSUs	$9	$6

The accompanying notes are an integral part of these condensed financial statements.

Note 1 - Business Organization, Nature of Operations

Energous Corporation (the “Company”) was incorporated in Delaware on October 30, 2012. The Company has developed its WattUp® wireless power technology, consisting of proprietary semiconductor chipsets, software controls, hardware designs and antennas, that enables radio frequency (“RF”) based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities, including near-field wireless charging and at-a-distance wireless charging at various distances. The Company believes its proprietary WattUp technology is well suited for many applications, including building and home automation, electronic shelf labels, industrial IoT sensors, surface and implanted medical devices, tracking devices, hearables, wearables, consumer electronics and public safety applications. Potential future applications include smartphones, commercial and industrial robotics, as well as automotive solutions and other devices with charging requirements that would otherwise require battery replacement or a wired power connection.

Note 2 – Liquidity and Management Plans

During the three and six months ended June 30, 2023, the Company recorded revenue of $117,133 and $213,809, respectively. During the three and six months ended June 30, 2023, the Company recorded net losses of $3,995,166 and $10,647,673, respectively. Net cash used in operating activities was $11,695,128 and $13,453,948 for the six months ended June 30, 2023 and 2022, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $27,043,751 during 2021, $744,787 during 2022 and $5,351,888 during the first quarter of 2023, along with proceeds from contributions to the Company’s employee stock purchase plan (the “ESPP”) and payments received from customers.

As of June 30, 2023, the Company had cash and cash equivalents of $19,959,768. The Company expects that cash and cash equivalents as of June 30, 2023, together with expected additional ATM financing during the third quarter of 2023, implementation of cost and expense reductions and anticipated revenues, will be sufficient to fund the Company’s operations through August 2024.

Research and development of new technologies is by its nature unpredictable. Although the Company intends to continue its research and development activities, there can be no assurance that its available resources and revenue generated from its business operations will be sufficient to sustain its operations. Accordingly, the Company expects to pursue additional cost and expense reductions in addition to financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such cost and expense reductions and financing will be available on terms that the Company would find acceptable, or at all. If the Company is unsuccessful in implementing this plan, the Company will be required to make further cost and expense reductions or modifications to its on-going and strategic plans.

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

The Company’s revenue consists of its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the three and six months ended June 30, 2023, the Company recognized $117,133 and $213,809, respectively, in revenue. During the three and six months ended June 30, 2022, the Company recognized $232,971 and $448,932, respectively, in revenue.

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

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $2,880,132 and $5,958,656 for the three and six months ended June 30, 2023, respectively. The Company incurred research and development costs of $3,209,910 and $6,737,056 for the three and six months ended June 30, 2022, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2023, no liability for unrecognized tax benefits was required to be reported. The guidance from ASC 740, Income Taxes, also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three or six months ended June 30, 2023 and 2022. The Company files income tax returns with the United States and California governments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 12,260,369 for both the three and six months ended June 30, 2023 and 6,212,707 for both the three and six months ended June 30, 2022, as outlined in the table below, because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Warrants issued to investors	9,916,666	3,284,789	9,916,666	3,284,789
Options to purchase common stock	300,000	825,006	300,000	825,006
RSUs	1,993,703	2,102,912	1,993,703	2,102,912
PSUs	50,000	–	50,000	–
Total potentially dilutive securities	12,260,369	6,212,707	12,260,369	6,212,707

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

Note 3 – Summary of Significant Accounting Policies, continued

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2023, through the date which the financial statements are available to be issued.

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

Operating Lease Commitments

The Company follows ASC 842, Leases, (“Topic 842”) and recognizes the required ROU assets and operating lease liabilities on its balance sheet. The Company anticipates having future total lease payments of $1,668,187 during the period from the third quarter of 2023 to the third quarter of 2025. As of June 30, 2023, the Company has total operating lease ROU assets of $1,595,869, current portion of operating lease liabilities of $699,673 and long-term portion of operating lease liabilities of $915,854. The weighted average remaining lease term is 2.2 years as of June 30, 2023.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of June 30, 2023 is as follows:

Amount
(unaudited)
2023	372,282
2024	733,497
2025	562,408
Total future lease payments	1,668,187
Present value discount (2.9% weighted average)	(52,660)
Total operating lease liabilities	$1,615,527

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

During the three and six months ended June 30, 2023, the Company recorded $236,635 and $298,636 in expense, respectively, under the Bonus Plan. As of June 30, 2023, the Company had accrued $400,836 under the Bonus Plan which is expected to be paid between the third quarter of 2023 and the first quarter of 2024.

Severance and Change in Control Agreement

On March 15, 2018, the Compensation Committee approved a form of Severance and Change in Control Agreement (“Severance Agreement”) that the Company may enter into with executive officers (each, an “Executive”).

Under the Severance Agreement, if an Executive is terminated in a qualifying change in control termination, the Company agrees to pay the Executive six to 12 months of that Executive’s monthly base salary. If an Executive elects continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) the Company agrees to pay the full amount of the Executive’s premiums under the Company’s health, dental and vision plans, including coverage for the Executive’s eligible dependents, for the six to 12 month period following the Executive’s termination.

Executive Employee Agreement – Cesar Johnston

On December 9, 2021, the Company announced that Cesar Johnston had been appointed as the Company’s Chief Executive Officer. In connection with Mr. Johnston’s appointment as Chief Executive Officer, the Company and Mr. Johnston executed an offer letter dated as of December 6, 2021.

Under the terms of his offer letter, Mr. Johnston will receive an annual base salary of $400,000 per year. Beginning in 2022, he is eligible to receive a discretionary annual bonus of up to 100% of his base salary, at the recommendation of the Compensation Committee, with the approval of the Board. In addition, as an inducement to accept his appointment as Chief Executive Officer, Mr. Johnston received, subject to continued employment, (a) a special one-time sign-on bonus in the amount of $120,000, payable in two equal installments of $60,000 each on the first payroll date in 2022 and the first payroll date after December 6, 2022, (b) a grant of 150,000 RSUs to acquire shares of the Company’s common stock, one third of which vested on December 6, 2022 and the remaining two thirds of which vest in eight equal installments of 12,500 each on each quarterly anniversary thereafter and (c) a grant of an option to purchase 300,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date, half of which shall vest on December 31, 2023, a quarter of which shall vest on December 31, 2024 and the remainder of which shall vest on December 31, 2025.

Note 4 – Commitments and Contingencies, continued

Also pursuant to the terms of his offer letter, Mr. Johnston is eligible for (a) an additional equity award in the amount of 287,000 PSUs to acquire shares of the Company’s common stock, to vest at various amounts to be agreed upon each year by the Board over a three year period commencing January 1, 2022 and ending December 31, 2024, upon the achievement of performance criteria to be mutually established by Mr. Johnston and the Compensation Committee, and (b) an additional equity award of up to 25,000 PSUs per calendar year for each of 2022, 2023 and 2024, based on outperformance of agreed upon goals per calendar year, as determined by the Compensation Committee with approval of the Board. On July 20, 2022, the Board approved, by unanimous written consent, the grant to Mr. Johnston of up to 287,000 PSUs pursuant to the terms of Mr. Johnston’s offer letter. The 287,000 PSUs that have been approved shall vest as follows: (a) up to 187,000 PSU shares shall vest on December 31, 2022, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics previously determined by the Compensation Committee and approved by the Board, (b) up to an additional 50,000 PSU shares shall vest on December 31, 2023, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics determined by the Board on May 17, 2023, and (c) up to an additional 50,000 PSU shares shall vest on December 31, 2024, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined and granted in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics to be recommended by the Compensation Committee and approved by the Board at a subsequent date. As of June 30, 2023, the Board had not yet approved the performance criteria applicable to the up to 50,000 PSU shares that will vest on December 31, 2024; therefore, these 50,000 PSUs have not been considered granted.

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

The Employment Agreement, effective as of January 1, 2015, had an initial term of four years and automatically renewed each year after the initial term. The Employment Agreement provided for an annual base salary of $365,000, and Mr. Rizzone was eligible to receive quarterly cash bonuses from the MBO Bonus Plan with a total target amount equal to 100% of his base salary based upon achievement of performance-based objectives established by the Board.

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

As of June 30, 2023, the Company had unpaid accrued severance expense of $215,442 pertaining to Mr. Rizzone’s Separation Agreement which is expected to be paid through August 31, 2023.

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

Note 4 – Commitments and Contingencies, continued

As of June 30, 2023, the Company had no unpaid accrued severance expense pertaining to Mr. Sahejpal’s agreement.

Strategic Alliance Agreement

In November 2016, the Company and Dialog Semiconductor plc (“Dialog”), a related party (see Note 9—Related Party Transactions), entered into a Strategic Alliance Agreement (“Alliance Agreement”) for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (“Licensed Products”). Pursuant to the terms of the Alliance Agreement, the Company agreed to engage Dialog as the exclusive supplier of the Licensed Products for specified fields of use, subject to certain exceptions (the “Company Exclusivity Requirement”). Dialog agreed to not distribute, sell or work with any third party to develop any competing products without the Company’s approval. In addition, both parties agreed on a revenue sharing arrangement and will collaborate on the commercialization of Licensed Products based on a mutually-agreed upon plan. Each party will retain all of its intellectual property.

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

Financing

On September 15, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on September 24, 2020, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to $75,000,000 of its common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and an at-the-market sales agreement prospectus supplement covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $40,000,000 of its common stock that may be issued and sold under the At Market Issuance Sales Agreement, as amended, between the Company and B. Riley Securities, Inc. (the “ATM Program”). The $40,000,000 of common stock to be offered, issued and sold under the ATM Program is included in the $75,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. Pursuant to this shelf registration statement, the Company sold shares which raised net proceeds of $38,832,711 (net of $1,167,289 in issuance costs) during the third and fourth quarters of 2020 under the ATM Program.

Note 5 – Stockholders’ Equity, continued

On October 4, 2021, the Company filed a prospectus supplement covering the offering, issuance and sale of up to an additional $35,000,000 of shares of the Company’s common stock pursuant to the ATM Program. The Company raised net proceeds of $27,043,751 (net of $868,122 in issuance costs) during 2021 under the ATM Program. During 2022, the Company raised an additional $744,787 (net of $73,403 in issuance costs) under the ATM Program. During the first quarter of 2023, the Company raised $2,674,697 (net of $68,637 in issuance costs) under the ATM Program. As of June 30, 2023, the Company has $3,526,605 remaining on this shelf registration statement.

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

Note 6 – Stock-Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

Effective on June 14, 2023, the Company’s stockholders approved the amendment and restatement of the 2013 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,000,000 shares, bringing to 9,785,967 the total number of shares approved for issuance under that plan.

As of June 30, 2023, 2,283,731 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2014 Non-Employee Equity Compensation Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 800,000 shares, bringing to 1,650,000 the total number of shares approved for issuance under that plan.

As of June 30, 2023, 582,725 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

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

Note 6 – Stock-Based Compensation, continued

As of June 30, 2023, 2,125,438 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

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

On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 2,000,000 shares. As of June 30, 2023, 968,667 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

Employee Stock Purchase Plan

In April 2015, the Company’s Board approved the ESPP, under which 600,000 shares of common stock have been reserved for purchase by the Company’s employees, subject to the approval by the Company’s stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. Effective on June 14, 2023, the Company’s stockholders approved the amendment and restatement of the ESPP to increase the number of shares reserved for issuance through equity-based instruments thereunder by 500,000 shares, bring to 2,050,000 the total number of shares approved for issuance under that plan. Under the ESPP, employees may designate an amount not less than 1% but not more than 10% of their annual compensation for the purchase of Company shares. An offering period shall be six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of the option will be the lesser of 85% of the fair market of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

As of June 30, 2023, 374,807 shares of common stock remain eligible to be issued under the ESPP. Employees contributed $66,669 through payroll withholdings to the ESPP as of June 30, 2023 for the offering period which ended on June 30, 2023 with shares deemed delivered on that date.

Stock Option Activity

In February 2022, the Board granted our Chief Executive Officer 300,000 stock options under the 2013 Equity Incentive Plan at an exercise price of $1.27 per share with half of the options vesting on the second anniversary of the vesting start date and a quarter of the options vesting on each of the two following anniversaries.

The Company estimated the fair value of stock options granted during the second quarter of 2022 using the Black-Scholes option pricing model. No stock options were granted during the six months ended June 30, 2023. The fair values of stock options granted during the second quarter of 2022 were estimated using the following assumptions:

Three Months Ended June 30,
2022
Stock price	$1.27
Dividend yield	0%
Expected volatility	108%
Risk-free interest rate	1.92%
Expected life	5.6 years

Note 6 – Stock-Based Compensation, continued

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2023	300,262	$1.27	8.9	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	(262)	2.49	–	–
Outstanding at June 30, 2023	300,000	$1.27	8.4	$–
Exercisable at January 1, 2023	262	$2.49	0.3	$–
Vested	–	–	–	–
Exercised	–	–	–	–
Forfeited	(262)	2.49	–	–
Exercisable at June 30, 2023	–	$–	–	$–

As of June 30, 2023, the unamortized fair value of options was $191,264. The unamortized amount will be expensed over a weighted average period of 2.2 years.

PSUs

PSUs are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s revenue and achievement of sales and marketing goals.

On July 20, 2022, the Board granted the Company’s Chief Executive Officer, Cesar Johnston, up to 287,000 PSUs under the Company’s 2015 Performance Share Unit Plan pursuant to the terms of Mr. Johnston’s offer letter with the Company (See Note 4 – Commitments and Contingencies). The up to 287,000 PSUs that have been approved shall vest as follows: (a) up to 187,000 PSU shares shall vest on December 31, 2022, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics previously determined by the Compensation Committee and approved by the Board, (b) up to an additional 50,000 PSU shares shall vest on December 31, 2023, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics determined and granted by the Board on May 17, 2023, and (c) up to an additional 50,000 PSU shares shall vest on December 31, 2024, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics to be recommended by the Compensation Committee and approved by the Board at a subsequent date. On December 31, 2022, 135,575 PSUs were achieved, vested and deemed delivered on that date. As of June 30, 2023, the performance criteria for the additional up to 50,000 PSUs that shall vest on December 31, 2024 had not been approved by the Board.

As of June 30, 2023, the unamortized value of outstanding PSUs was $4,326. The unamortized amount will be expensed over a period of 0.5 years. A summary of the activity related to PSUs for the six months ended June 30, 2023 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	–	$–
PSUs granted	50,000	0.31
PSUs forfeited	–	–
PSUs vested	–	–
Outstanding at June 30, 2023	50,000	$0.31

Note 6 – Stock-Based Compensation, continued

RSUs

During the six months ended June 30, 2023, the Compensation Committee granted various employees RSUs covering 68,750 shares of common stock under the 2013 Equity Incentive Plan. The awards vest over five years.

During the six months ended June 30, 2023, the Compensation Committee granted various non-employees RSUs covering 124,452 shares of common stock under the 2014 Non-Employee Equity Compensation Plan. The awards vest over terms ranging from one to four years.

During the six months ended June 30, 2023, the Compensation Committee granted various employees RSUs covering 615,000 shares of common stock under the 2017 Equity Inducement Plan. The awards vest over four years.

As of June 30, 2023, the unamortized fair value of the outstanding RSUs was $1,907,738. The unamortized amount will be expensed over a weighted average period of 1.9 years. A summary of the activity related to RSUs for the six months ended June 30, 2023 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	2,165,132	$1.63
RSUs granted	808,202	0.64
RSUs forfeited	(111,319)	1.37
RSUs vested	(868,312)	1.54
Outstanding at June 30, 2023	1,993,703	$1.29

Employee Stock Purchase Plan (“ESPP”)

The recently completed offering period under the ESPP started on January 1, 2023 and concluded on June 30, 2023. During the year ended December 31, 2022, there were two offering periods. The first offering period began on January 1, 2022 and concluded on June 30, 2022. The second offering period began on July 1, 2022 and concluded on December 31, 2022.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under the ESPP was approximately $0.27 and $0.40 for the six months ended June 30, 2023 and 2022, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the ESPP of $16,267 and $41,428 for the three months ended June 30, 2023 and 2022, respectively. The Company recognized compensation expense for the ESPP of $41,007 and $82,401 for the six months ended June 30, 2023 and 2022, respectively.

The Company estimated the fair value of ESPP purchase options granted during the six months ended June 30, 2023 and 2022 using the Black-Scholes option pricing model. The fair values of ESPP purchase options granted were estimated using the following assumptions:

	Six Months Ended June 30,
	2023	2022
Stock price	$0.836	$1.25
Dividend yield	0%	0%
Expected volatility	59%	61%
Risk-free interest rate	4.42%	0.19%
Expected life	6 months	6 months

Note 6 – Stock-Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$21,330	$21,330	$42,425	$31,643
RSUs	455,695	601,029	931,937	1,346,649
PSUs	10,601	–	10,601	–
ESPP	16,267	41,428	41,007	82,401
Total	$503,893	$663,787	$1,025,970	$1,460,693

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$210,060	$295,481	$418,791	$648,524
Sales and marketing	103,456	54,399	208,359	234,776
General and administrative	190,377	226,245	398,820	489,731
Severance expense	–	87,662	–	87,662
Total	$503,893	$663,787	$1,025,970	$1,460,693

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

If the Company issues additional shares of common stock or equity-linked securities for a consideration per share less than the Exercise Price, then such Exercise Price will be reduced to a new lower price pursuant to the terms of the 2023 Warrants. Additionally, if the Exercise Price of any outstanding derivative securities is modified by the Company such that such security’s modified exercise price is below the Exercise Price, the Exercise Price will adjust downward pursuant to the terms of the 2023 Warrant. This provision would not apply for stock or stock equivalents which fall under shares that qualify for exempt issuance, such as if the Company adjusted the option exercise price for an option granted to an employee, officer, or director.

The Company accounted for the 2023 Warrants in accordance with the derivative guidance contained in ASC 815-40, as the warrants did not meet the criteria for equity treatment. The Company believes that the adjustments to the Exercise Price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the 2023 Warrants are not eligible for an exception from derivative accounting. As such, the 2023 Warrants were initially measured at fair value and recorded as a liability in the amount of $3,135,000. As of June 30, 2023, all 2023 Warrants were outstanding. As of June 30, 2023, the fair value of the warrant liability was $1,238,000. The Company recorded a change in fair value of the warrant liability of $1,897,000 for the three and six months ended June 30, 2023.

Note 8 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Balance as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$19,959,768	$–	$–	$19,959,768
Liabilities:
Warrant liability	$–	$–	$1,238,000	$1,238,000

	Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$26,287,293	$–	$–	$26,287,293
Liabilities:
Warrant liability	$–	$–	$–	$–

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

The key inputs into the Monte Carlo simulation model for the 2023 Warrants are as follows:

	At March 31, 2023	At June 30, 2023
Share price	$0.54	$0.24
Exercise price	$0.40	$0.40
Term (in years)	6.0	5.7
Volatility	65%	65%
Risk-free rate	3.6%	4.1%
Dividend yield	0%	0%

The decrease in the fair value of the 2023 Warrant liability was determined to be $1,897,000 during the three months ended June 30, 2023 (see Note 7 – Warrant Liability).

Note 9 – Related Party Transactions

In November 2016, the Company and Dialog entered into the Alliance Agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 1,739,691 shares and received warrants to purchase up to 1,417,565 shares. As of June 30, 2023, none of the warrants remain outstanding. As of June 30, 2023, Dialog owns approximately 1.9% of the Company’s outstanding common shares. The Company did not record any revenue under the Alliance Agreement during the three or six months ended June 30, 2023 and 2022. The Company incurred $0 and $124,055 in chip test development expense from Renesas Electronics Corporation, which acquired Dialog in August 2021 (“Renesas”), during the three and six months ended June 30, 2023, respectively. The Company did not incur any expense from Renesas during the three and six months ended June 30, 2022.

On September 20, 2021, the Company was notified by Dialog that it was terminating the Alliance Agreement between the Company and Dialog.

Note 10 – Customer Concentrations

Two customers accounted for approximately 68% of the Company’s revenue for the three months ended June 30, 2023, and four customers accounted for approximately 88% of the Company’s revenue for the three months ended June 30, 2022. Three customers accounted for approximately 75% of the Company's revenue for the six months ended June 30, 2023, and four customers accounted for approximately 69% of the Company's revenue for the six months ended June 30, 2022. Three customers accounted for approximately 81% of the Company’s accounts receivable balance as of June 30, 2023. One customer accounted for approximately 87% of the Company’s accounts receivable balance as of December 31, 2022.

Note 11 - Subsequent Event

On July 20, 2023, the Company reported that William Mannina had resigned as Acting Chief Financial Officer effective August 16, 2023. Upon his departure, the Company will record a severance liability and expense of approximately $257,000 which includes nine months of his base salary payments, nine months of health insurance premiums and a total of up to $25,000 of his legal expenses. His RSU awards will continue to vest until August 16, 2023. The Company did not record any other liabilities or equity-related expense in connection with Mr. Mannina's departure.

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

Three Months Ended June 30, 2023 and 2022

Revenue. During the three months ended June 30, 2023 and 2022, we recorded revenue of $117,133 and $232,971, respectively. The decrease of $115,838 is primarily due to a decrease in production-level systems sales volume.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expense. Losses from operations for the three months ended June 30, 2023 and 2022 were $6,128,182 and $7,064,798, respectively.

Cost of Revenue. Cost of revenue was $82,818 and $271,384, respectively, for the three months ended June 30, 2023 and 2022. The decrease of $188,566 is primarily due to a decrease in sales volume.

Research and Development Costs. Research and development costs were $2,880,132 and $3,209,910, respectively, for the three months ended June 30, 2023 and 2022. The decrease of $329,778 is primarily due to a $123,500 decrease in recruiting fees, a $75,185 decrease in chip design, engineering supplies and components, a $74,870 decrease in regulatory testing, a $68,562 decrease in consulting and third-party services expenses, a $43,015 decrease in postage, a $29,558 decrease in patent legal fees, a $24,119 decrease in computer software and support and a $15,744 decrease in travel expense, partially offset by an increase of $136,829 in compensation costs, consisting of a $222,850 increase in payroll costs, offset by an $85,421 decrease in stock-based compensation.

Sales and Marketing Costs. Sales and marketing costs for the three months ended June 30, 2023 and 2022 were $1,088,084 and $1,158,092, respectively. The decrease of $70,008 is primarily due to a $118,720 decrease in recruiting fees, a $49,464 decrease in engineering supplies used by the sales and marketing staff, a $25,481 decrease in depreciation and a $17,500 decrease in bad debt expense, partially offset by a $116,495 increase in compensation, consisting of a $67,438 increase in payroll costs and a $49,057 increase in stock-based compensation, and a $23,887 increase in tradeshow expense.

General and Administrative Expenses. General and administrative costs for the three months ended June 30, 2023 and 2022 were $2,103,971 and $2,024,939, respectively. The increase of $79,032 is primarily due to a $93,188 increase in accounting and audit fees, a $70,698 increase in legal fees, a $48,189 increase in computer software and support, a $35,830 increase in annual meeting costs and a $27,931 increase in investor relations, consulting and third-party services expenses, partially offset by a $97,804 decrease in compensation, consisting of a $61,936 decrease in payroll costs and a $35,868 decrease in stock-based compensation, a $46,954 decrease in recruiting fees, a $32,495 decrease in insurance premiums and a $16,680 decrease in training costs.

Severance expense. Severance expense for the three months ended June 30, 2023 was $90,310 from the termination of five employees. Severance expense for the three months ended June 30, 2022 was $633,444 from the termination of former Senior Vice President of Marketing and Business Development, Neeraj Sahejpal.

Change in fair value of warrant liability. Other income resulting from the change in fair value of the warrant liability was $1,897,000 for the three months ended June 30, 2023. We did not have a warrant liability as of June 30, 2022.

Interest Income. Interest income for the three months ended June 30, 2023 was $236,016 as compared to interest income of $47,049 for the three months ended June 30, 2022. The increase of $188,967 is primarily due to higher savings interest rates.

Net Loss. As a result of the above, net loss for the three months ended June 30, 2023 was $3,995,166 as compared to $7,017,749 for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 and 2022

Revenue. During the six months ended June 30, 2023 and 2022, we recorded revenue of $213,809 and $448,932, respectively. The decrease of $235,123 is primarily due to a decrease in production-level systems sales volume.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expense. Losses from operations for the six months ended June 30, 2023 and 2022 were $12,422,241 and $14,220,342, respectively.

Cost of Revenue. Cost of revenue was $221,631 and $474,633, respectively, for the six months ended June 30, 2023 and 2022. The decrease of $253,002 is primarily due to a decrease in sales volume, partially offset by an increase in adjustments to inventory to net realizable value.

Research and Development Costs. Research and development costs were $5,958,656 and $6,737,056, respectively, for the six months ended June 30, 2023 and 2022. The decrease of $778,400 is primarily due to a $184,410 decrease in compensation, consisting of a $229,733 decrease in stock-based compensation, offset by a $45,623 increase in payroll costs, a $156,348 decrease in consulting and third-party services expenses, a $149,150 decrease in recruiting fees, a $95,173 decrease in chip design, engineering supplies and components, an $81,204 decrease in regulatory testing, a $68,563 decrease in postage and a $42,211 decrease in regulatory legal fees.

Sales and Marketing Costs. Sales and marketing costs for the six months ended June 30, 2023 and 2022 were $2,300,022 and $2,771,682, respectively. The decrease of $471,660 is primarily due to a $117,421 decrease in the cost of engineering supplies utilized by the sales and marketing staff, a $91,917 decrease in compensation, consisting of a $65,500 decrease in payroll costs and a $26,417 decrease in stock-based compensation, a $75,720 decrease in recruiting fees, a $60,847 decrease in public relations, consulting and third-party services expenses, a $50,962 decrease in depreciation and a $21,517 decrease in tradeshow expense.

General and Administrative Expenses. General and administrative costs for the six months ended June 30, 2023 and 2022 were $4,065,431 and $4,052,459, respectively. The increase of $12,972 is primarily due to $279,804 increase in legal fees and an $80,154 increase in accounting and audit fees, partially offset by a $155,426 decrease in recruiting fees, a $148,074 decrease in compensation, consisting of a $90,911 decrease in stock-based compensation and a $57,163 decrease in payroll costs, and a $43,117 decrease in investor relations, consulting and third-party services expenses.

Severance expense. Severance expense for the six months ended June 30, 2023 was $90,310 from the termination of five employees. Severance expense for the six months ended June 30, 2022 was $633,444 from the termination of former Senior Vice President of Marketing and Business Development, Neeraj Sahejpal.

Offering costs related to warrant liability. Offering costs related to warrant liability were $591,670 for the six months ended June 30, 2023. We did not have a warrant liability as of June 30, 2022.

Change in fair value of warrant liability. Other income resulting from the change in fair value of the warrant liability was $1,897,000 for the six months ended June 30, 2023. We did not have a warrant liability as of June 30, 2022.

Interest Income. Interest income for the six months ended June 30, 2023 was $469,238 as compared to interest income of $49,875 for the six months ended June 30, 2022. The increase of $419,363 is primarily due to higher savings interest rates.

Net Loss. As a result of the above, net loss for the six months ended June 30, 2023 was $10,647,673 as compared to $14,170,467 for the six months ended June 30, 2022.

Liquidity and Capital Resources

During the six months ended June 30, 2023 and 2022, we recorded revenue of $213,809 and $448,932, respectively. We incurred net losses of $10,647,673 and $14,170,467 for the six months ended June 30, 2023 and 2022, respectively. Net cash used in operating activities was $11,695,128 and $13,453,948 for the six months ended June 30, 2023 and 2022, respectively. We are currently meeting our liquidity requirements through the proceeds of securities offerings that raised net proceeds of $27,043,751 during 2021, $744,787 during 2022 and $5,351,888 during the first half of 2023, along with proceeds from contributions to the ESPP and payments received from customers.

We believe our cash on hand as of June 30, 2023, together with expected additional ATM financing during the third quarter of 2023, implementation of cost and expense reductions and anticipated revenues, will be sufficient to fund our operations through August 2024. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we will likely continue to pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that we would find acceptable, or at all. If we are unsuccessful in implementing this plan, the Company will be required to make further cost and expense reductions or modifications to its on-going and strategic plans.

During the six months ended June 30, 2023, cash flows used in operating activities were $11,695,128, consisting of a net loss of $10,647,673, less adjustments to reconcile net loss to net cash used in operating activities aggregating $304,783 (principally stock-based compensation of $1,025,970, issuance costs allocated to warrant liability of $591,670, amortization of operating lease ROU assets of $364,000, inventory net realizable adjustment of $142,313 and depreciation and amortization expense of $90,330, partially offset by a decrease in fair value of the warrant liability of $1,897,000), a $424,288 increase in prepaid expenses and other current assets, a $354,498 decrease in operating lease liabilities, a $327,672 decrease in accrued expenses, a $213,278 increase in inventory and a $201,074 decrease in accrued severance, partially offset by a $152,439 increase in accounts payable.

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

During the six months ended June 30, 2023 and 2022, cash flows used in investing activities were $50,954 and $112,509, respectively. The cash used in investing activities for the six months ended June 30, 2023 consisted primarily of the purchase of new testing equipment. The cash used in investing activities for the six months ended June 30, 2022 consisted of the purchase of new testing equipment and engineering software.

During the six months ended June 30, 2023, cash flows provided by financing activities were $5,418,557, which consisted of $2,677,191 in net proceeds from the issuance and sale of common stock and warrants, $2,674,697 in net proceeds from the sale of shares of our common stock in an at-the-market (“ATM”) offering and $66,669 in proceeds from the ESPP. During the six months ended June 30, 2022, cash flows provided by financing activities were $164,728, which consisted of entirely of proceeds from contributions to the ESPP.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended June 30, 2023. See "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our Form 10-K for the year ended December 31, 2022 for a discussion of our exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of June 30, 2023, our principal executive and principal financial officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of June 30, 2023, we had an accumulated deficit of approximately $373 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and, if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of sufficient scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

We will need additional financings to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We may not have sufficient funds to fully implement our long-term business plans. We will need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of any substantial revenue being earned for such products. Such financings could include equity financing, which may be dilutive to our current stockholders, and debt financing, which could restrict our operations and ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of current macroeconomic conditions and general global economic uncertainty (including as a result of the remaining effects of COVID-19, the ongoing conflict between Russia and the Ukraine and the global response thereto, increases in inflation, fluctuating interest rates, disruptions to global supply chains, recent turmoil in the global banking sector, volatile global financial markets and the federal budget and debt ceiling), political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, recent turmoil in the global banking sector, general economic uncertainty or any other factor, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to raise adequate funds on commercially reasonable terms or at all could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of June 30, 2023, we cannot assure you that we will not identify any material weakness in our internal control in the future.

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
•
general macroeconomic, industry and market conditions, including increases in inflation, fluctuating interest rates, volatile global financial markets, the federal budget and debt ceiling, disruptions to global supply chains, and perceptions of future economic growth prospects in the economy at large;

•
recent turmoil in the global banking sector;
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

As of December 31, 2022, we had Federal net operating loss (“NOL”) carry forwards of approximately $273,056,000. Under the Internal Revenue Code of 1986, as amended, NOLs arising in tax years ending on or before December 31, 2017 can generally be carried forward to offset future taxable income for a period of 20 years, and NOLs arising in tax years ending after December 31, 2017 can generally be carried forward indefinitely. Our ability to use our NOLs will be dependent on our ability to generate taxable income, and the NOLs that arose in tax years ending on or before December 31, 2017 could expire before we generate sufficient taxable income to take advantage of the NOLs. As of June 30, 2023, based on our history of operating losses it is possible that a portion of our NOLs will not be fully realizable.

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

On July 20, 2023, Nasdaq notified us that we did not regain compliance by July 19, 2023, but that Nasdaq had granted us an additional 180-day period to regain compliance because we met the continued listing requirement for market value of publicly held shares and all other applicable Nasdaq listing requirements (other than the minimum closing bid price requirement) and we provided written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split. Pursuant to the July 20, 2023 letter from Nasdaq and the additional grace period granted thereby, we now have until January 16, 2024 to regain compliance with Nasdaq’s $1.00 minimum bid requirement. At our 2023 annual meeting of stockholders, held on June 14, 2023, our stockholders approved, among other things, an amendment to our certificate of incorporation to effect a reverse stock split by a ratio not to exceed 1-for-20. The Board may effect such amendment and reverse stock split, in its sole discretion and at a ratio set at its sole discretion, at any time prior to our 2024 annual meeting of stockholders. The Board intends to effect the amendment and reverse stock split prior to January 16, 2024.

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

10.1

2013 Equity Incentive Plan, as amended and restated on June 14, 2023 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14A (Registration No. 001-36379) filed on May 1, 2023)**

10.2

Energous Corporation Employee Stock Purchase Plan, as amended on June 14, 2023 (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A (Registration No. 001-36379) filed on May 1, 2023)**

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

** Indicates a management contract or any compensatory plan, contract or arrangement.

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

ENERGOUS CORPORATION
(Registrant)

Date: August 14, 2023	By:	/s/ Cesar Johnston
		Name:	Cesar Johnston
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Susan Kim-van Dongen
		Name:	Susan Kim-van Dongen
		Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)