Form 10-Q
period 2023-09-30
Energous Corp
filed 2023-11-14
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 9, 2023, there were 5,210,361 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

	As of
	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,578,659	$26,287,293
Accounts receivable, net	120,198	143,353
Inventory	199,616	105,821
Prepaid expenses and other current assets	896,253	827,551
Total current assets	17,794,726	27,364,018

Property and equipment, net	388,505	429,035
Operating lease right-of-use assets	1,411,930	1,959,869
Total assets	$19,595,161	$29,752,922
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$768,941	$900,765
Accrued expenses	1,672,936	1,790,414
Accrued severance expense	202,946	416,516
Warrant liability	450,000	–
Operating lease liabilities, current portion	696,573	705,894
Deferred revenue	24,341	29,727
Total current liabilities	3,815,737	3,843,316

Operating lease liabilities, long-term portion	739,767	1,264,131
Total liabilities	4,555,504	5,107,447

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued or outstanding at September 30, 2023 and December 31, 2022.	–	–
Common Stock, $0.00001 par value, 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 5,046,994 and 3,947,267 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	925	789
Additional paid-in capital	392,476,298	387,319,985
Accumulated deficit	(377,437,566)	(362,675,299)
Total stockholders’ equity	15,039,657	24,645,475
Total liabilities and stockholders’ equity	$19,595,161	$29,752,922

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$168,708	$223,201	$382,517	$672,133
Costs and expenses:
Cost of revenue	48,394	420,060	270,025	894,693
Research and development	2,460,123	2,885,830	8,418,779	9,622,886
Sales and marketing	774,141	1,093,640	3,074,163	3,865,322
General and administrative	1,698,380	1,931,386	5,763,811	5,983,845
Severance expense	269,109	–	359,419	633,444
Total costs and expenses	5,250,147	6,330,916	17,886,197	21,000,190
Loss from operations	(5,081,439)	(6,107,715)	(17,503,680)	(20,328,057)
Other (expense) income:
Offering costs related to warrant liability	–	–	(591,670)	–
Change in fair value of warrant liability	788,000	–	2,685,000	–
Interest income	178,845	142,840	648,083	192,715
Total other income	966,845	142,840	2,741,413	192,715
Net loss	$(4,114,594)	$(5,964,875)	$(14,762,267)	$(20,135,342)
Basic and diluted loss per common share	$(0.86)	$(1.54)	$(3.30)	$(5.21)
Weighted average shares outstanding, basic and diluted	4,762,187	3,879,804	4,467,436	3,867,330

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	3,947,267	$789	$387,319,985	$(362,675,299)	$24,645,475
Stock-based compensation - options	–	–	21,095	–	21,095
Stock-based compensation - restricted stock units ("RSUs")	–	–	476,242	–	476,242
Stock-based compensation - employee stock purchase plan ("ESPP")	–	–	24,740	–	24,740
Issuance of shares for RSUs	9,347	2	(2)	–	–
Proceeds from contributions to the ESPP	–	–	65,134	–	65,134
Issuance of shares in an at-the-market ("ATM") placement, net of $68,637 in issuance costs	182,511	37	2,674,660	–	2,674,697
Issuance of shares in a sale of common stock, net of $3,166,139 in issuance costs and fair value of liability warrant	412,500	83	133,778	–	133,861
Net loss	–	–	–	(6,652,507)	(6,652,507)
Balance at March 31, 2023 (unaudited)	4,551,625	$911	$390,715,632	$(369,327,806)	$21,388,737
Stock-based compensation - options	–	–	21,330	–	21,330
Stock-based compensation - RSUs	–	–	455,695	–	455,695
Stock-based compensation - performance share units ("PSUs")	–	–	10,601	–	10,601
Stock-based compensation - ESPP	–	–	16,267	–	16,267
Issuance of shares for RSUs	34,075	7	(7)	–	–
Proceeds from contributions to the ESPP	16,341	3	1,532	–	1,535
Net loss	–	–	–	(3,995,166)	(3,995,166)
Balance at June 30, 2023 (unaudited)	4,602,041	$921	$391,221,050	$(373,322,972)	$17,898,999
Stock-based compensation - options	–	–	21,564	–	21,564
Stock-based compensation - RSUs	–	–	341,443	–	341,443
Stock-based compensation - PSUs	–	–	4,488	–	4,488
Stock-based compensation - ESPP	–	–	1,412	–	1,412
Issuance of shares for RSUs	11,249	–	–	–	–
Proceeds from contributions to the ESPP	–	–	3,493	–	3,493
Cash in lieu of fractional shares from reverse stock split	(1,857)	–	–	–	–
Issuance of shares in an ATM placement, net of $94,218 in issuance costs	435,561	4	882,848	–	882,852
Net loss	–	–	–	(4,114,594)	(4,114,594)
Balance at September 30, 2023 (unaudited)	5,046,994	$925	$392,476,298	$(377,437,566)	$15,039,657

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	3,833,360	$767	$383,383,550	$(336,400,039)	$46,984,278
Stock-based compensation - options	–	–	10,313	–	10,313
Stock-based compensation - RSUs	–	–	745,620	–	745,620
Stock-based compensation - ESPP	–	–	40,973	–	40,973
Issuance of shares for RSUs	19,396	4	(4)	–	–
Proceeds from contributions to the ESPP	–	–	104,217	–	104,217
Net loss	–	–	–	(7,152,718)	(7,152,718)
Balance at March 31, 2022 (unaudited)	3,852,756	$771	$384,284,669	$(343,552,757)	$40,732,683
Stock-based compensation - options	–	–	21,330	–	21,330
Stock-based compensation - RSUs	–	–	601,029	–	601,029
Stock-based compensation - ESPP	–	–	41,428	–	41,428
Issuance of shares for RSUs	10,791	2	(2)	–	–
Proceeds from contributions to the ESPP	9,690	2	60,509	–	60,511
Net loss	–	–	–	(7,017,749)	(7,017,749)
Balance at June 30, 2022 (unaudited)	3,873,237	$775	$385,008,963	$(350,570,506)	$34,439,232
Stock-based compensation - options	–	–	21,564	–	21,564
Stock-based compensation - RSUs	–	–	586,652	–	586,652
Stock-based compensation - PSUs	–	–	67,922	–	67,922
Stock-based compensation - ESPP	–	–	22,084	–	22,084
Issuance of shares for RSUs	12,895	3	(3)	–	–
Proceeds from contributions to the ESPP	–	–	84,977	–	84,977
Net loss	–	–	–	(5,964,875)	(5,964,875)
Balance at September 30, 2022 (unaudited)	3,886,132	$778	$385,792,159	$(356,535,381)	$29,257,556

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,762,267)	$(20,135,342)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	137,772	200,995
Stock based compensation	1,394,877	2,158,915
Changes in operating lease right-of-use assets	547,939	550,372
Inventory net realizable value adjustment	166,086	–
Bad debt expense	(12,500)	30,000
Change in fair value of warrant liability	(2,685,000)	–
Offering costs allocated to warrants	591,670	–
Changes in operating assets and liabilities:
Accounts receivable	35,655	10,282
Inventory	(259,881)	(164,426)
Prepaid expenses and other current assets	(68,702)	(230,368)
Accounts payable	(131,824)	(312,174)
Accrued expenses	(117,478)	924
Accrued severance expense	(213,570)	(395,405)
Operating lease liabilities	(533,685)	(594,703)
Deferred revenue	(5,386)	42,477
Net cash used in operating activities	(15,916,294)	(18,838,453)
Cash flows from investing activities:
Purchases of property and equipment	(97,242)	(127,198)
Net cash used in investing activities	(97,242)	(127,198)
Cash flows from financing activities:
Net proceeds from an ATM offering	3,557,549	–
Net proceeds from a sale of common stock and warrant issuance	2,677,191	–
Proceeds from contributions to employee stock purchase plan	70,162	249,705
Net cash provided by financing activities	6,304,902	249,705
Net decrease in cash and cash equivalents	(9,708,634)	(18,715,946)
Cash and cash equivalents - beginning	26,287,293	49,071,414
Cash and cash equivalents - ending	$16,578,659	$30,355,468
Supplemental disclosure of non-cash investing and financing activities:
Increase in operating lease right-of-use assets and operating lease liabilities	$–	$2,071,336
Common stock issued for RSUs	$9	$9

The accompanying notes are an integral part of these condensed financial statements.

Note 1 - Business Organization, Nature of Operations

Description of Business

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

Reverse Stock Split

On June 14, 2023, at the Company's 2023 annual meeting of stockholders, the Company's stockholders approved a proposal to effect a reverse stock split of the Company's common stock by a ratio not to exceed 1-for-20.

On August 15, 2023, the Company announced that its Board of Directors had determined to set the reverse stock split ratio at 1-for-20 and that the Company's common stock would begin trading at the split-adjusted price beginning August 16, 2023. Upon effectiveness of the reverse stock split, every twenty shares of issued and outstanding common stock held were converted into one share of common stock. No fractional shares were distributed as a result of the reverse stock split and stockholders were entitled to a cash payment in lieu of fractional shares. Additionally, the par value of the Company's common stock did not change.

All information presented herein, unless otherwise indicated herein, reflects the 1-for-20 reverse stock split of the Company’s outstanding shares of common stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such reverse stock split.

Note 2 – Liquidity and Management Plans

During the three and nine months ended September 30, 2023, the Company recorded revenue of $168,708 and $382,517, respectively. During the three and nine months ended September 30, 2023, the Company recorded net losses of $4,114,594 and $14,762,267, respectively. Net cash used in operating activities was $15,916,294 and $18,838,453 for the nine months ended September 30, 2023 and 2022, respectively. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $27,043,751 during 2021, $744,787 during 2022 and $6,234,740 during the first three quarters of 2023, along with proceeds from contributions to the Company’s employee stock purchase plan (the “ESPP”) and payments received from customers.

As of September 30, 2023, the Company had cash and cash equivalents of $16,578,659. The Company expects that cash and cash equivalents as of September 30, 2023, together with expected additional ATM financing during the fourth quarter of 2023, implementation of cost and expense reductions and anticipated revenues, will be sufficient to fund the Company’s operations through November 2024.

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

Note 3 – Summary of Significant Accounting Policies, continued

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

The Company’s revenue consists of its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the three and nine months ended September 30, 2023, the Company recognized $168,708 and $382,517, respectively, in revenue. During the three and nine months ended September 30, 2022, the Company recognized $223,201 and $672,133, respectively, in revenue.

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

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $2,460,123 and $8,418,779 for the three and nine months ended September 30, 2023, respectively. The Company incurred research and development costs of $2,885,830 and $9,622,886 for the three and nine months ended September 30, 2022, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2023, no liability for unrecognized tax benefits was required to be reported. The guidance from ASC 740, Income Taxes, also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three or nine months ended September 30, 2023 and 2022. The Company files income tax returns with the United States and California governments.

Accounting for Reverse Stock Split

During the three months ended September 30, 2023, the Company effected a reverse stock split of its common stock at a ratio of 1-for-20 (See Note 1 - Business Organization, Nature of Operations, Reverse Stock Split). On August 15, 2023, the Company had 92,069,632 shares of common stock issued and outstanding prior to the reverse stock split taking effect. On August 16, 2023, the Company had 4,601,654 shares of outstanding common stock after the reverse stock split became effective. No fractional shares were issued in connection with the reverse stock split, and stockholders of record who would have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof. The Company paid approximately $6,250 for cash in lieu of fractional shares. The par value of the Company's common stock did not change and no adjustments to historical par value were made. All information presented in the accompanying financial statements, unless otherwise indicated herein, reflects the 1-for-20 reverse stock split of the Company’s outstanding shares of common stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such reverse stock split.

Note 3 – Summary of Significant Accounting Policies, continued

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 597,020 for both the three and nine months ended September 30, 2023 and 312,319 for both the three and nine months ended September 30, 2022, as outlined in the table below, because their inclusion would be anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Warrants issued to investors	495,833	164,239	495,833	164,239
Options to purchase common stock	15,000	15,013	15,000	15,013
RSUs	83,687	123,717	83,687	123,717
PSUs	2,500	9,350	2,500	9,350
Total potentially dilutive securities	597,020	312,319	597,020	312,319

The table above includes 83,333 warrants expiring on March 1, 2024, which have an exercise price of $200.00 and 412,500 warrants expiring on March 28, 2029, which have an exercise price of $1.66.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2023, through the date which the financial statements are available to be issued.

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

Note 4 – Commitments and Contingencies, continued

Costa Mesa Lease

On September 22, 2021, the Company signed a new lease for office space for its engineers based in Costa Mesa, California. Per the lease, the lease commencement date was October 1, 2021 and the expiration date was September 30, 2023. The Company did not have control of the new office space until October 2021, at which time the Company recorded a new ROU lease asset of $104,563 and operating lease liability of $104,563. The new Costa Mesa lease had an initial monthly lease payment of $4,369 starting October 1, 2021 and was subject to an annual escalation up to a maximum monthly lease payment of $4,522. The lease expired on September 30, 2023 and was not renewed.

Operating Lease Commitments

The Company follows ASC 842, Leases, (“Topic 842”) and recognizes the required ROU assets and operating lease liabilities on its balance sheet. The Company anticipates having future total lease payments of $1,477,914 during the period from the fourth quarter of 2023 to the third quarter of 2025. As of September 30, 2023, the Company has total operating lease ROU assets of $1,411,930, current portion of operating lease liabilities of $696,573 and long-term portion of operating lease liabilities of $739,767. The weighted average remaining lease term is 2.0 years as of September 30, 2023.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of September 30, 2023 is as follows:

Amount
(unaudited)
2023	182,009
2024	733,497
2025	562,408
Total future lease payments	1,477,914
Present value discount (3.0% weighted average)	(41,574)
Total operating lease liabilities	$1,436,340

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

During the three and nine months ended September 30, 2023, the Company recorded $146,758 and $445,394 in expense, respectively, under the Bonus Plan. As of September 30, 2023, the Company had an unpaid total of $187,798 under the Bonus Plan which is expected to be paid during the first quarter of 2024.

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

Under the terms of his offer letter, Mr. Johnston will receive an annual base salary of $400,000 per year. Beginning in 2022, he is eligible to receive a discretionary annual bonus of up to 100% of his base salary, at the recommendation of the Compensation Committee, with the approval of the Board. In addition, as an inducement to accept his appointment as Chief Executive Officer, Mr. Johnston received, subject to continued employment, (a) a special one-time sign-on bonus in the amount of $120,000, payable in two equal installments of $60,000 each on the first payroll date in 2022 and the first payroll date after December 6, 2022, (b) a grant of 7,500 RSUs to acquire shares of the Company’s common stock, one third of which vested on December 6, 2022 and the remaining two thirds of which vest in eight equal installments of 625 each on each quarterly anniversary thereafter and (c) a grant of an option to purchase 15,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date, half of which shall vest on December 31, 2023, a quarter of which shall vest on December 31, 2024 and the remainder of which shall vest on December 31, 2025.

Also pursuant to the terms of his offer letter, Mr. Johnston is eligible for (a) an additional equity award in the amount of 14,350 PSUs to acquire shares of the Company’s common stock, to vest at various amounts to be agreed upon each year by the Board over a three year period commencing January 1, 2022 and ending December 31, 2024, upon the achievement of performance criteria to be mutually established by Mr. Johnston and the Compensation Committee, and (b) an additional equity award of up to 1,250 PSUs per calendar year for each of 2022, 2023 and 2024, based on outperformance of agreed upon goals per calendar year, as determined by the Compensation Committee with approval of the Board. On July 20, 2022, the Board approved, by unanimous written consent, the grant to Mr. Johnston of up to 14,350 PSUs pursuant to the terms of Mr. Johnston’s offer letter. The 14,350 PSUs that have been approved shall vest as follows: (a) up to 9,350 PSU shares shall vest on December 31, 2022, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics previously determined by the Compensation Committee and approved by the Board, (b) up to an additional 2,500 PSU shares shall vest on December 31, 2023, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics determined by the Board on May 17, 2023, and (c) up to an additional 2,500 PSU shares shall vest on December 31, 2024, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined and granted in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics to be recommended by the Compensation Committee and approved by the Board at a subsequent date. As of September 30, 2023, the Board had not yet approved the performance criteria applicable to the up to 2,500 PSU shares that will vest on December 31, 2024; therefore, these 2,500 PSUs have not been considered granted.

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

In connection with Mr. Rizzone’s retirement, the Company and Mr. Rizzone entered into an Executive Transition Agreement (the “Separation Agreement”), providing for continued employment through August 31, 2021. Upon his termination of employment, the Separation Agreement provides severance payments and benefits to Mr. Rizzone consistent with the terms of his existing employment agreement with the Company, including without limitation: compensation-based payments of $1,460,000 in the aggregate, payable under a certain payment scheme as set forth therein, an additional lump sum cash payment of $2,000,000, a pro-rated bonus payment for the two months of employment during the then current quarterly bonus period payable at the same time bonus payments were made to other executives of the Company, settlement of deferred vested RSUs and an extension of the exercise periods of all stock options held by Mr. Rizzone until the one year anniversary of his termination date, and additional benefits related to Mr. Rizzone’s medical insurance. In addition, the Company agreed to pay-off all amounts owed under a lease agreement relating to a company car and that Mr. Rizzone would receive the title to the vehicle. All compensation under the Separation Agreement has been or will be subject to applicable withholding.

As of September 30, 2023, the Company had no accrued expense pertaining to Mr. Rizzone's Separation Agreement.

Executive Transition Agreement – Neeraj Sahejpal

On April 29, 2022, the Company announced the departure of Neeraj Sahejpal, former Senior Vice President of Marketing and Business Development, effective April 30, 2022. Pursuant to the terms of Mr. Sahejpal’s severance and change of control agreement with the Company, Mr. Sahejpal received payments and benefits including compensation equal to twelve months of Mr. Sahejpal’s then-current salary of $261,250, twelve months of maximum potential bonus of $261,250, and twelve months of COBRA reimbursements. In addition, all RSUs held by Mr. Sahejpal that were due to vest in the twelve months after his departure, totaling RSUs covering 4,297 shares, were accelerated.

As of September 30, 2023, the Company had no unpaid accrued severance expense pertaining to Mr. Sahejpal’s agreement.

Note 4 – Commitments and Contingencies, continued

Executive Transition Agreement – William Mannina

On July 20, 2023, the Company announced the departure of William Mannina, former Acting Chief Financial Officer, effective August 16, 2023. Pursuant to the terms of a letter agreement between Mr. Mannina and the Company, Mr. Mannina will receive payments and benefits including cash severance payments equivalent to nine months of his then-current salary of $265,825 and premium payments for continued healthcare coverage for nine months following his resignation effective date. Mr. Mannina’s restricted stock units continued to vest through August 16, 2023.

As of September 30, 2023, the Company had accrued unpaid severance expense of $196,941 pertaining to Mr. Mannina's agreement.

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

Note 5 – Stockholders’ Equity, continued

Financing

On September 15, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on September 24, 2020 (the "Prior Shelf"), and contains two prospectuses: a base prospectus, which covered the offering, issuance and sale by the Company of up to $75,000,000 of its common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and an at-the-market sales agreement prospectus supplement covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $40,000,000 of its common stock that may be issued and sold under the At Market Issuance Sales Agreement, as amended, between the Company and B. Riley Securities, Inc. (the “ATM Program”). The $40,000,000 of common stock to be offered, issued and sold under the ATM Program was included in the $75,000,000 of securities that could have been offered, issued and sold by the Company under the base prospectus. On September 24, 2023, the Prior Shelf expired and no further securities were issued under it. Pursuant to the Prior Shelf, the Company sold shares which raised net proceeds of $38,832,711 (net of $1,167,289 in issuance costs) during the third and fourth quarters of 2020 under the ATM Program.

On October 4, 2021, the Company filed a prospectus supplement to the Prior Shelf covering the offering, issuance and sale of up to an additional $35,000,000 of shares of the Company’s common stock pursuant to the ATM Program. The Company raised net proceeds of $27,043,751 (net of $868,122 in issuance costs) during 2021 under the ATM Program. During 2022, the Company raised an additional $744,787 (net of $73,403 in issuance costs) under the ATM Program. During the first quarter of 2023, the Company raised $2,674,697 (net of $68,637 in issuance costs) under the ATM Program. During the third quarter of 2023, the Company raised $880,866 (net of $94,162 in issuance costs) under the ATM Program. As of September 30, 2023, there is no amount left remaining on the Prior Shelf due to its expiration on September 24, 2023.

On November 15, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on December 16, 2021 (the "Current Shelf"). This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $100,000,000. Pursuant to this registration statement, on March 28, 2023, the Company completed an underwritten offering pursuant to which it issued and sold an aggregate of (i) 412,500 shares of its common stock (the “Shares”) and (ii) warrants to purchase up to 412,500 shares of its common stock (the “2023 Warrants”), for net proceeds of $2,677,191, after deducting underwriting discounts, commission and expenses payable by the Company. The 2023 Warrants were immediately exercisable upon issuance and have a term of six years and an exercise price of $8.00. The Company allocated the proceeds received first to the 2023 Warrants based on the fair value of the 2023 Warrants as determined at initial measurement, with the remaining proceeds allocated to the Shares (see Note 7 – Warrant Liability and Note 8 – Fair Value Measurements). Pursuant to the terms of the 2023 Warrants, the exercise price was adjusted to $1.66 as of September 30, 2023.

On August 30, 2023, the Company filed a prospectus supplement to the Current Shelf covering the offering, issuance and sale of up to an additional $25,000,000 of shares of the Company’s common stock pursuant to the ATM Program. During the third quarter of 2023, the Company raised $1,986 (net of $56 in issuance costs) under the ATM Program. As of September 30, 2023, the Company has $24,997,958 remaining available under the ATM Program.

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

Note 6 – Stock-Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

Effective on June 14, 2023, the Company’s stockholders approved the amendment and restatement of the 2013 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 50,000 shares, bringing to 489,298 the total number of shares approved for issuance under that plan.

As of September 30, 2023, 118,565 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2014 Non-Employee Equity Compensation Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 40,000 shares, bringing to 82,500 the total number of shares approved for issuance under that plan.

As of September 30, 2023, 29,137 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 85,000 shares, bringing to 255,505 the total number of shares approved for issuance under that plan.

As of September 30, 2023, 106,272 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

2017 Equity Inducement Plan

On December 28, 2017, the Board approved the 2017 Equity Inducement Plan. Under the 2017 Equity Inducement Plan, the Board reserved 30,000 shares for the grant of RSUs. These grants will be administered by the Board or a committee of the Board. These awards will be granted to individuals who (a) are being hired as an employee by the Company or any subsidiary and such award is a material inducement to such person being hired; (b) are being rehired as an employee following a bona fide period of interruption of employment with the Company or any subsidiary; or (c) will become an employee of the Company or any subsidiary in connection with a merger or acquisition.

On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 100,000 shares. As of September 30, 2023, 48,834 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

Employee Stock Purchase Plan

In April 2015, the Company’s Board approved the ESPP, under which 30,000 shares of common stock have been reserved for purchase by the Company’s employees, subject to the approval by the Company’s stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. Effective on June 14, 2023, the Company’s stockholders approved the amendment and restatement of the ESPP to increase the number of shares reserved for issuance through equity-based instruments thereunder by 25,000 shares, bringing to 102,500 the total number of shares approved for issuance under that plan. Under the ESPP, employees may designate an amount not less than 1% but not more than 10% of their annual compensation for the purchase of Company shares. An offering period shall be six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of the option will be the lesser of 85% of the fair market of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

Note 6 – Stock-Based Compensation, continued

As of September 30, 2023, 18,741 shares of common stock remain eligible to be issued under the ESPP. Employees contributed $3,493 through payroll withholdings to the ESPP as of September 30, 2023 for the current offering period which ends on December 31, 2023 with shares deemed delivered on that date.

Stock Option Activity

In February 2022, the Board granted our Chief Executive Officer 15,000 stock options under the 2013 Equity Incentive Plan at an exercise price of $25.40 per share with half of the options vesting on the second anniversary of the vesting start date and a quarter of the options vesting on each of the two following anniversaries.

The Company estimated the fair value of stock options granted during the second quarter of 2022 using the Black-Scholes option pricing model. No stock options were granted during the nine months ended September 30, 2023. The fair values of stock options granted during the second quarter of 2022 were estimated using the following assumptions:

Three Months Ended June 30,
2022
Stock price	$25.40
Dividend yield	0%
Expected volatility	108%
Risk-free interest rate	1.92%
Expected life	5.6 years

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2023	15,013	$25.42	8.9	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	(13)	49.80	–	–
Outstanding at September 30, 2023	15,000	$25.40	8.2	$–
Exercisable at January 1, 2023	13	$49.80	0.3	$–
Vested	–	–	–	–
Exercised	–	–	–	–
Forfeited	(13)	49.80	–	–
Exercisable at September 30, 2023	–	$–	–	$–

As of September 30, 2023, the unamortized fair value of options was $169,700. The unamortized amount will be expensed over a weighted average period of 2.1 years.

PSUs

PSUs are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s revenue and achievement of sales and marketing goals.

Note 6 – Stock-Based Compensation, continued

On July 20, 2022, the Board granted the Company’s Chief Executive Officer, Cesar Johnston, up to 14,350 PSUs under the Company’s 2015 Performance Share Unit Plan pursuant to the terms of Mr. Johnston’s offer letter with the Company (See Note 4 – Commitments and Contingencies). The up to 14,350 PSUs that have been approved shall vest as follows: (a) up to 9,350 PSU shares shall vest on December 31, 2022, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics previously determined by the Compensation Committee and approved by the Board, (b) up to an additional 2,500 PSU shares shall vest on December 31, 2023, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics determined and granted by the Board on May 17, 2023, and (c) up to an additional 2,500 PSU shares shall vest on December 31, 2024, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics to be recommended by the Compensation Committee and approved by the Board at a subsequent date. On December 31, 2022, 6,779 PSUs were achieved, vested and deemed delivered on that date. As of September 30, 2023, the performance criteria for the additional up to 2,500 PSUs that shall vest on December 31, 2024 had not been approved by the Board.

As of September 30, 2023, the unamortized value of outstanding PSUs was $9,848. The unamortized amount will be expensed over a period of 0.3 years. A summary of the activity related to PSUs for the nine months ended September 30, 2023 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	–	$–
PSUs granted	2,500	6.20
PSUs forfeited	–	–
PSUs vested	–	–
Outstanding at September 30, 2023	2,500	$6.20

RSUs

During the nine months ended September 30, 2023, the Compensation Committee granted various employees RSUs covering 3,439 shares of common stock under the 2013 Equity Incentive Plan. The awards vest over five years.

During the nine months ended September 30, 2023, the Compensation Committee granted various non-employees RSUs covering 6,223 shares of common stock under the 2014 Non-Employee Equity Compensation Plan. The awards vest over terms ranging from one to four years.

During the nine months ended September 30, 2023, the Compensation Committee granted various employees RSUs covering 30,750 shares of common stock under the 2017 Equity Inducement Plan. The awards vest over four years.

As of September 30, 2023, the unamortized fair value of the outstanding RSUs was $1,428,206. The unamortized amount will be expensed over a weighted average period of 1.9 years. A summary of the activity related to RSUs for the nine months ended September 30, 2023 is presented below:

	Total	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	108,251	$32.67
RSUs granted	40,412	12.81
RSUs forfeited	(10,340)	28.02
RSUs vested	(54,636)	32.26
Outstanding at September 30, 2023	83,687	$23.92

Note 6 – Stock-Based Compensation, continued

Employee Stock Purchase Plan (“ESPP”)

The current offering period under the ESPP began on July 1, 2023 and will conclude on December 31, 2023. The recently completed offering period under the ESPP started on January 1, 2023 and concluded on June 30, 2023. During the year ended December 31, 2022, there were two offering periods. The first offering period began on January 1, 2022 and concluded on June 30, 2022. The second offering period began on July 1, 2022 and concluded on December 31, 2022.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under the ESPP was approximately $4.05 and $7.29 for the nine months ended September 30, 2023 and 2022, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the ESPP of $1,412 and $22,084 for the three months ended September 30, 2023 and 2022, respectively. The Company recognized compensation expense for the ESPP of $42,419 and $104,485 for the nine months ended September 30, 2023 and 2022, respectively.

The Company estimated the fair value of ESPP purchase options granted during the nine months ended September 30, 2023 and 2022 using the Black-Scholes option pricing model. The fair values of ESPP purchase options granted were estimated using the following assumptions:

	Nine Months Ended September 30,
	2023	2022
Stock price	$4.80-16.72	$19.20-$25.00
Dividend yield	0%	0%
Expected volatility	59% - 67%	61% - 68%
Risk-free interest rate	4.42% - 5.47%	0.19% - 2.52%
Expected life	6 months	6 months

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$21,564	$21,564	$63,989	$53,207
RSUs	341,443	586,652	1,273,380	1,933,301
PSUs	4,488	67,922	15,089	67,922
ESPP	1,412	22,084	42,419	104,485
Total	$368,907	$698,222	$1,394,877	$2,158,915

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$138,976	$273,923	$557,767	$922,447
Sales and marketing	84,491	109,702	292,850	344,478
General and administrative	145,440	314,597	544,260	804,328
Severance expense	–	–	–	87,662
Total	$368,907	$698,222	$1,394,877	$2,158,915

Note 7 – Warrant Liability

2023 Warrants

In March 2023, the Company issued 412,500 warrants to purchase up to 412,500 shares of its common stock. The 2023 Warrants have a six-year term and were exercisable upon issuance on March 28, 2023. At issuance, each 2023 Warrant was exercisable for one share of the Company’s common stock at a price of $8.00 per share. As of September 30, 2023, the exercise price of the 2023 Warrants was adjusted to $1.66 per share (subject to further adjustment in certain circumstances, including in the event of stock dividends and splits; recapitalizations; change of control transactions; and issuances or sales of, or agreements to issue or sell, shares of common stock or common stock equivalents at a price per share less than the then-applicable exercise price for the 2023 Warrants, including sales under the ATM, the “Exercise Price”).

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

The Company accounted for the 2023 Warrants in accordance with the derivative guidance contained in ASC 815-40, as the warrants did not meet the criteria for equity treatment. The Company believes that the adjustments to the Exercise Price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the 2023 Warrants are not eligible for an exception from derivative accounting. As such, the 2023 Warrants were initially measured at fair value and recorded as a liability in the amount of $3,135,000. As of September 30, 2023, all 2023 Warrants were outstanding. As of September 30, 2023, the fair value of the warrant liability was $450,000. The Company recorded a change in fair value of the warrant liability of $788,000 and $2,685,000 for the three and nine months ended September 30, 2023, respectively.

Note 8 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Balance as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$16,578,659	$–	$–	$16,578,659
Liabilities:
Warrant liability	$–	$–	$450,000	$450,000

	Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$26,287,293	$–	$–	$26,287,293
Liabilities:
Warrant liability	$–	$–	$–	$–

Note 8 – Fair Value Measurements, continued

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

The key inputs into the Monte Carlo simulation model for the 2023 Warrants are as follows:

	At March 31, 2023	At June 30, 2023	At September 30, 2023
Share price	$10.80	$4.80	$1.60
Exercise price	$8.00	$8.00	$1.66
Term (in years)	6.0	5.7	5.5
Volatility	65%	65%	75%
Risk-free rate	3.6%	4.1%	4.6%
Dividend yield	0%	0%	0%

The decrease in the fair value of the 2023 Warrant liability was determined to be $788,000 and $2,685,000 during the three and nine months ended September 30, 2023, respectively (see Note 7 – Warrant Liability).

Note 9 – Related Party Transactions

In November 2016, the Company and Dialog entered into the Alliance Agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 4 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 86,985 shares and received warrants to purchase up to 70,878 shares. As of September 30, 2023, none of the warrants remain outstanding. As of September 30, 2023, Dialog owns approximately 1.7% of the Company’s outstanding common shares. The Company did not record any revenue under the Alliance Agreement during the three or nine months ended September 30, 2023 and 2022. The Company incurred $0 and $124,055 in chip test development expense from Renesas Electronics Corporation, which acquired Dialog in August 2021 (“Renesas”), during the three and nine months ended September 30, 2023, respectively. The Company did not incur any expense from Renesas during the three and nine months ended September 30, 2022.

On September 20, 2021, the Company was notified by Dialog that it was terminating the Alliance Agreement between the Company and Dialog.

Note 10 – Customer Concentrations

Three customers accounted for approximately 75% of the Company’s revenue for the three months ended September 30, 2023, and two customers accounted for approximately 87% of the Company’s revenue for the three months ended September 30, 2022. Three customers accounted for approximately 67% of the Company's revenue for the nine months ended September 30, 2023, and one customer accounted for approximately 46% of the Company's revenue for the nine months ended September 30, 2022. Three customers accounted for approximately 93% of the Company’s accounts receivable balance as of September 30, 2023. One customer accounted for approximately 87% of the Company’s accounts receivable balance as of December 31, 2022.

Note 11 - Subsequent Event

On November 13, 2023, Cesar Johnston, the Company’s President and Chief Executive Officer, purchased 52,000 shares of the Company’s common stock at a purchase price of $1.82 per share pursuant to the Common Stock Purchase Agreement dated as of November 13, 2023 between the Company and Mr. Johnston.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “would,” “should,” “could,” “seek,” “intend,” “plan,” “continue,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed business strategy; market opportunities; regulatory approval; expectations for current and potential business relationships; and expectations for revenues, liquidity cash flows and financial performance, the anticipated results of our research and development efforts, the timing for receipt of required regulatory approvals and product launches; and the impact of geopolitical, macroeconomic, health and other world events. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements relate to the future and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to develop commercially feasible technology; timing of customer implementations of our technology in consumer products; timing and receipt of regulatory approvals in the United States and internationally; our ability to find and maintain development partners; market acceptance of our technology; competition in our industry; our ability to protect our intellectual property; competition; and other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis sections of our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any of our forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

We have developed our WattUp® wireless power technology, consisting of semiconductor chipsets, software controls, hardware designs and antennas, that enables RF based charging for electronic devices. The WattUp technology has a broad spectrum of capabilities to enable the next generation of wireless power networks, delivering power and data in a seamless device portfolio. This includes near field and at-a-distance wireless charging with multiple power levels at various distances. We believe our WattUp technologies will help facilitate the deployment of the growing IoT applications. According to the International Data Corporation (IDC) August 2022 Market Forecast, the IoT market is forecasted to grow to approximately $1.1 trillion in spending by 2026. The initial IoT applications that we are targeting are in the area of RF tags, ESL and IoT sensors for the retail, industrial, healthcare and smart home/office markets.

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

Three Months Ended September 30, 2023 and 2022

Revenue. During the three months ended September 30, 2023 and 2022, we recorded revenue of $168,708 and $223,201, respectively. The decrease of $54,493 is primarily due to a decrease in production-level systems sales volume.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expense. Losses from operations for the three months ended September 30, 2023 and 2022 were $5,081,439 and $6,107,715, respectively.

Cost of Revenue. Cost of revenue was $48,394 and $420,060, respectively, for the three months ended September 30, 2023 and 2022. The decrease of $371,666 is primarily due to a decrease in sales volume of higher cost products and a decrease in lower of cost or net realizable value adjustment.

Research and Development Costs. Research and development costs were $2,460,123 and $2,885,830, respectively, for the three months ended September 30, 2023 and 2022. The decrease of $425,707 is primarily due to a $181,084 decrease in compensation, consisting of a $46,137 decrease in payroll costs and a $134,947 decrease in stock-based compensation, a $72,213 decrease in patent legal fees, a $41,627 decrease in chip design, engineering supplies and components, a $34,536 decrease in consulting and third party services expenses, a $25,229 decrease in shipping costs, a $22,275 decrease in recruiting fees, a $16,272 decrease in regulatory legal fees and a $13,835 decrease in computer software and support.

Sales and Marketing Costs. Sales and marketing costs for the three months ended September 30, 2023 and 2022 were $774,141 and $1,093,640, respectively. The decrease of $319,499 is primarily due to a $177,381 decrease in compensation, consisting of a $152,170 decrease in payroll costs and a $25,211 decrease in stock-based compensation, a $38,293 decrease in legal fees related to trademarks and customer contracts, a $28,223 decrease in engineering supplies used by the sales and marketing staff, a $25,925 decrease in travel costs, a $19,454 decrease in tradeshow expense, a $16,500 decrease in warranty expense, a $15,471 decrease in depreciation and a $12,500 decrease in bad debt expense, partially offset by a $37,395 increase in public relations, consulting and third party expenses.

General and Administrative Expenses. General and administrative costs for the three months ended September 30, 2023 and 2022 were $1,698,380 and $1,931,386, respectively. The decrease of $233,006 is primarily due to a $317,604 decrease in compensation, consisting of a $148,447 decrease in payroll costs and $169,157 decrease in stock-based compensation, a $54,567 decrease in insurance premiums, a $40,816 decrease in travel costs, a $27,712 decrease in supplies and general office expenses and a $15,311 decrease in training and subscriptions, partially offset by a $57,299 increase in general corporate legal fees, a $26,707 increase in stock registration and annual meeting costs and a $20,249 increase in accounting and audit fees.

Severance expense. Severance expense for the three months ended September 30, 2023 was $269,109, primarily relating to the termination of the former Acting Chief Financial Officer. Severance expense for the three months ended September 30, 2022 was $0.

Change in fair value of warrant liability. Other income resulting from the change in fair value of the warrant liability was $788,000 for the three months ended September 30, 2023. We did not have a warrant liability as of September 30, 2022.

Interest Income. Interest income for the three months ended September 30, 2023 was $178,845 as compared to interest income of $142,840 for the three months ended September 30, 2022. The increase of $36,005 is primarily due to higher savings interest rates.

Net Loss. As a result of the above, net loss for the three months ended September 30, 2023 was $4,114,594 as compared to $5,964,875 for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 and 2022

Revenue. During the nine months ended September 30, 2023 and 2022, we recorded revenue of $382,517 and $672,133, respectively. The decrease of $289,616 is primarily due to a decrease in production-level systems sales volume.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expense. Losses from operations for the nine months ended September 30, 2023 and 2022 were $17,503,680 and $20,328,057, respectively.

Cost of Revenue. Cost of revenue was $270,025 and $894,693, respectively, for the nine months ended September 30, 2023 and 2022. The decrease of $624,668 is primarily due to a decrease in sales volume and a decrease in adjustments to inventory to net realizable value.

Research and Development Costs. Research and development costs were $8,418,779 and $9,622,886, respectively, for the nine months ended September 30, 2023 and 2022. The decrease of $1,204,107 is primarily due to a $365,193 decrease in compensation, consisting primarily of a $364,680 decrease in stock-based compensation from older awards becoming fully expensed prior to the current year, a $190,884 decrease in consulting and third party services expenses, a $171,425 decrease in recruiting fees, a $136,800 decrease in chip design, engineering supplies and components, a $97,139 decrease in patent legal fees, a $93,793 decrease in postage, a $69,761 decrease in regulatory testing and a $58,483 decrease in regulatory legal fees.

Sales and Marketing Costs. Sales and marketing costs for the nine months ended September 30, 2023 and 2022 were $3,074,163 and $3,865,322, respectively. The decrease of $791,159 is primarily due to a $268,274 decrease in compensation, consisting of a $216,646 decrease in payroll costs and a $51,628 decrease in stock-based compensation, a $179,563 decrease in the cost of engineering supplies utilized by the sales and marketing staff, a $75,720 decrease in recruiting fees, a $66,432 decrease in depreciation, a $62,306 decrease in tradeshow expense, a $39,007 decrease in supplies and general office expenses, a $38,553 decrease in trademark and customer contract legal fees and a $23,452 decrease in public relations, consulting and third party services expenses, partially offset by a $24,514 increase in marketing and promotional costs.

General and Administrative Expenses. General and administrative costs for the nine months ended September 30, 2023 and 2022 were $5,763,811 and $5,983,845, respectively. The decrease of $220,034 is primarily due to a $465,678 decrease in compensation, consisting of a $205,610 decrease in payroll costs from lower executive bonus expense and a $260,068 decrease in stock-based compensation from older grants becoming fully expensed prior to the current year and the cancellation of grants in connection with the resignation of our former Acting Chief Financial Officer, a $151,444 decrease in recruiting fees, a $90,162 decrease in insurance premiums and a $53,776 decrease in training, dues and subscriptions, partially offset by a $337,103 increase in general corporate legal fees, a $100,402 increase in accounting and auditing fees, a $76,501 increase in investor relations, consulting and third party services expenses and a $44,330 increase in annual meeting expense.

Severance expense. Severance expense for the nine months ended September 30, 2023 was $359,419 relating to the resignation of our former Acting Chief Financial Officer, as well as the departure of six other employees. Severance expense for the nine months ended September 30, 2022 was $633,444 from the termination of the former Senior Vice President of Marketing and Business Development.

Offering costs related to warrant liability. Offering costs related to warrant liability were $591,670 for the nine months ended September 30, 2023. We did not have a warrant liability as of September 30, 2022.

Change in fair value of warrant liability. Other income resulting from the change in fair value of the warrant liability was $2,685,000 for the nine months ended September 30, 2023. We did not have a warrant liability as of September 30, 2022.

Interest Income. Interest income for the nine months ended September 30, 2023 was $648,083 as compared to interest income of $192,715 for the nine months ended September 30, 2022. The increase of $455,368 is primarily due to higher savings interest rates.

Net Loss. As a result of the above, net loss for the nine months ended September 30, 2023 was $14,762,267 as compared to $20,135,342 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

During the nine months ended September 30, 2023 and 2022, we recorded revenue of $382,517 and $672,133, respectively. We incurred net losses of $14,762,267 and $20,135,342 for the nine months ended September 30, 2023 and 2022, respectively. Net cash used in operating activities was $15,916,294 and $18,838,453 for the nine months ended September 30, 2023 and 2022, respectively. We are currently meeting our liquidity requirements through the proceeds of securities offerings that raised net proceeds of $27,043,751 during 2021, $744,787 during 2022 and $6,234,740 during the first nine months of 2023, along with proceeds from contributions to the ESPP and payments received from customers.

We believe our cash on hand as of September 30, 2023, together with expected additional ATM financing during the fourth quarter of 2023, implementation of cost and expense reductions and anticipated revenues, will be sufficient to fund our operations through November 2024. Although we intend to continue our research and development activities, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we will likely continue to pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that we would find acceptable, or at all. If we are unsuccessful in implementing this plan, the Company will be required to make further cost and expense reductions or modifications to its on-going and strategic plans.

During the nine months ended September 30, 2023, cash flows used in operating activities were $15,916,294, consisting of a net loss of $14,762,267, less adjustments to reconcile net loss to net cash used in operating activities aggregating $140,084 (principally stock-based compensation of $1,394,877, issuance costs allocated to warrant liability of $591,670, amortization of operating lease ROU assets of $547,939, inventory net realizable adjustment of $166,086 and depreciation and amortization expense of $137,772, partially offset by a decrease in fair value of the warrant liability of $2,685,000), a $533,685 decrease in operating lease liabilities, a $259,881 increase in net inventory, a $213,570 decrease in accrued severance expense, a $131,824 decrease in accounts payable, a $117,478 decrease in accrued expenses and a $68,702 increase in prepaid expenses and other current assets, partially offset by a $35,655 decrease in accounts receivable.

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

During the nine months ended September 30, 2023 and 2022, cash flows used in investing activities were $97,242 and $127,198, respectively. The cash used in investing activities for the nine months ended September 30, 2023 consisted primarily of the purchase of new testing equipment and website redesign. The cash used in investing activities for the nine months ended September 30, 2022 consisted of the purchase of new testing equipment and engineering software.

During the nine months ended September 30, 2023, cash flows provided by financing activities were $6,304,902, which consisted of $3,557,549 in net proceeds from the sale of shares of our common stock in an at-the-market (“ATM”) offering, $2,677,191 in net proceeds from the issuance and sale of common stock and warrants, and $70,162 in proceeds from the ESPP. During the nine months ended September 30, 2022, cash flows provided by financing activities were $249,705, which consisted of entirely of proceeds from contributions to the ESPP.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended September 30, 2023. See "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our Form 10-K for the year ended December 31, 2022 for a discussion of our exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of September 30, 2023, our principal executive and principal financial officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of September 30, 2023, we had an accumulated deficit of approximately $377 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and, if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of sufficient scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

We will need additional financings to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We may not have sufficient funds to fully implement our long-term business plans. We will need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of any substantial revenue being earned for such products. Such financings could include equity financing, which may be dilutive to our current stockholders, and debt financing, which could restrict our operations and ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of current macroeconomic conditions and general global economic uncertainty (including as a result of the remaining effects of COVID-19, regional conflicts around the world, increases in inflation, fluctuating interest rates, disruptions to global supply chains, recent turmoil in the global banking sector, volatile global financial markets, the potential for government shutdowns and uncertainty regarding the federal budget and debt ceiling), political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, recent turmoil in the global banking sector, general economic uncertainty or any other factor, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to raise adequate funds on commercially reasonable terms or at all could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

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

Because our industry is characterized by competing intellectual property, we may become involved in litigation based on claims that we have violated the intellectual property rights of others. Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. No assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields (including some pertaining specifically to wireless charging technologies), our competitors or other third parties have currently and may in the future assert that our products and technology and the methods we employ in the use of our products and technology are covered by United States or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending which may result in issued patents that our technology under development or other future products would infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our technologies, products or parts may infringe and of which we are unaware. As the number of competitors in the market for wire-free power and alternative recharging solutions increases, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of September 30, 2023, we cannot assure you that we will not identify any material weakness in our internal control in the future.

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
•
general macroeconomic, political, industry and market conditions, including increases in inflation, fluctuating interest rates, volatile global financial markets, the potential of government shutdowns and uncertainty regarding the federal budget and debt ceiling, disruptions to global supply chains, and perceptions of future economic growth prospects in the economy at large;
•
recent turmoil in the global banking sector;
•
regional conflicts around the world, terrorist acts, acts of war or periods of widespread civil unrest;
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

As of December 31, 2022, we had Federal net operating loss (“NOL”) carry forwards of approximately $273,056,000. Under the Internal Revenue Code of 1986, as amended, NOLs arising in tax years ending on or before December 31, 2017 can generally be carried forward to offset future taxable income for a period of 20 years, and NOLs arising in tax years ending after December 31, 2017 can generally be carried forward indefinitely. Our ability to use our NOLs will be dependent on our ability to generate taxable income, and the NOLs that arose in tax years ending on or before December 31, 2017 could expire before we generate sufficient taxable income to take advantage of the NOLs. As of September 30, 2023, based on our history of operating losses it is possible that a portion of our NOLs will not be fully realizable.

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

General Risk Factors

If we fail to comply with the requirements for continued listing on Nasdaq, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

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

On July 20, 2023, Nasdaq notified us that we did not regain compliance by July 19, 2023, but that Nasdaq had granted us an additional 180-day period to regain compliance because we met the continued listing requirement for market value of publicly held shares and all other applicable Nasdaq listing requirements (other than the minimum closing bid price requirement) and we provided written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split. On August 15, 2023, we executed a reverse stock split of our common stock at a ratio of 1-for-20. As a result of the reverse stock split, on August 30, 2023 we received notification from the Nasdaq Listing Qualifications Staff that we were in compliance with its minimum bid price requirement and the matter was closed.

If our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, our common stock will be subject to “penny stock” rules and trading of our shares of common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Item 2. Sales of Unregistered Securities; Use of Proceeds; and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter Agreement by and between Energous Corporation and William Mannina, dated July 28, 2023, as amended as of August 14, 2023 (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a)/15d-14a

31.2	Certification of Periodic Report by the Interim Chief Financial Officer (principal financial officer) pursuant to Rule 13a-14(a)/15d-14a

32.1+	Certification of Periodic Report by Chief Executive Officer (principal executive officer) and the Acting Chief Financial Officer (principal financial officer) pursuant to U.S.C. Section 1350

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

ENERGOUS CORPORATION
(Registrant)

Date: November 13, 2023	By:	/s/ Cesar Johnston
		Name:	Cesar Johnston
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Susan Kim-van Dongen
		Name:	Susan Kim-van Dongen
		Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)