Form 10-K
period 2023-12-31
Energous Corp
filed 2024-03-28
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Securities registered pursuant to Section 12 (g) of the Act: None

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. 

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $21,787,566. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 25, 2024, there were 6,082,686 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2023. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ENERGOUS CORPORATION

PART I

As used in this Annual Report on Form 10-K (“Report”), unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed business strategy; market opportunities; regulatory approval; expectations for current and potential business relationships; expectations for revenues, cash flows and financial performance; payment of future dividends; use of our at-the-market (“ATM”) offering program; our liquidity position and capital resources; the impact of certain market risk exposures on our financial condition, results of operations or cash flows; and anticipated results of research and development efforts. These forward-looking statements are based on our current information and beliefs. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unpredictable and many of which are outside of our control. Actual results may differ materially from what is anticipated, so you should not rely on these forward-looking statements. Important factors that could cause actual outcomes to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully execute our commercialization strategy for our products that have received regulatory certification; receipt of necessary regulatory approval; our ability to find and maintain development partners; market acceptance of our technology; competition in our industry; protection of our intellectual property; and other risks and uncertainties described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Report and our subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Item 1. Business

Overview

We have developed our wireless power networks technology (“WPNT”), consisting of semiconductor chipsets, software controls, hardware designs and antennas, that enable radio frequency (“RF”) based charging for Internet of Things (“IoT”) devices. Our WPNT has a broad spectrum of capabilities to enable the next generation of wireless power networks, delivering power and data in a seamless device portfolio. This includes near field and at-a-distance wireless charging, with multiple power levels at various distances. We believe our WPNTs will facilitate the deployment of the growing universe of IoT applications. According to Statista 2024, the number of IoT connected devices worldwide is forecasted to grow to 29.4 billion units by 2030. The initial IoT applications we are targeting are RF tags for asset tracking and cold chain applications, electronic shelf labeling (“ESL”), and IoT sensors for retail, industrial, healthcare, and logistics markets.

We believe our technology is innovative in its approach, in that we are developing solutions that charge IoT devices using RF technology. To date, we have developed and released to production multiple transmitters and receivers, including prototypes and partner production designs. The transmitters vary based on form factor and power specifications and frequencies, while the receivers are designed to support a myriad of wireless charging applications, including:

Device Type	Application
RF Tags	Cold Chain, Asset Tracking, Medical IoT
IoT Sensors	Cold Chain, Logistics, Asset Tracking
Electronic Shelf Labels	Retail and Industrial IoT

The first end product featuring our technology entered the market in 2019. We started shipping our first at-a-distance wireless PowerBridges for commercial IoT applications in the fourth quarter of 2021, and we expect additional wireless power enabled products to be released as we move our business forward.

Our common stock is quoted on The Nasdaq Capital Market under the symbol “WATT.” We were incorporated in Delaware in 2012. Our corporate headquarters is located at 3590 North First Street, Suite 210, San Jose, CA 95134. Our website can be accessed at www.energous.com. The information contained on, or that may be obtained from our website, is not, and shall not be deemed to be, part of this Report.

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
•
Develop, license, and manufacture a complete transmitter system solution to enable wireless power network growth;
•
Develop reference designs to reduce early adopter risks, enable easier integration at lower costs, and foster adoption;
•
Continue to build additional value by converging networking, power, and data to provide smarter vertical solutions in the retail, industrial, healthcare, and logistic markets through our PowerBridge products designed for powering next generation IoT. Our first applications include RF tags, ESLs, and IoT sensors;
•
Partner with leading technology providers, systems integrators and value-added resellers (“VARs”);
•
Provide cost effective benefits to customers in terms of utility and convenience;
•
Develop and execute a strategy to gain global regulatory approval for ubiquitous unlimited distance charging; and
•
Support the AirFuel™ Alliance (“AFA”), which recently announced that AirFuel RF, the radio frequency-based wireless charging technology from AirFuel Alliance, is now an industry standard, underpinning the compatibility of our WPNT across a variety of vendors and development of a common user experience at the application level.

For our technology to become a ubiquitous solution for charging at-a-distance, we intend to pursue and build an ecosystem strategy, engaging not only potential customers for our transmitter, receiver, and power amplifier IC’s but also their upstream and downstream value chain partners. We intend to capitalize on our first-to-market advantage and prioritize protection of our intellectual property portfolio, as we believe this strategy will increase the barrier to entry for a competing platform to gain a solid foothold in the RF-based wireless charging market and compete with our technology in a meaningful way.

To engage with potential customers, we offer several evaluation kits consisting of a transmitter and a receiver along with a custom software application (“WattUp”), allowing potential strategic partners to test the technology in their labs. The kits form a base “building block” component that is scalable to meet the needs of specific applications.

To validate our technology, we originally engaged with customers that were smaller, more nimble early adopters with relatively short product cycles, with the aim of shipping fully integrated WPNT devices to customers as quickly as possible. As the market and our technology reaches a more mature phase, we are now engaging larger, top-tier customers able to use our WPNT in mass quantities. We are also working with companies with much longer product cycles in multiple vertical markets to integrate our technology into a cost-effective strategic solution specific to their respective use cases.

Impact of Current Global Economic Conditions on Our Business

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing exposure relating to the current macroeconomic environment, including inflation and rising interest rates, geopolitical factors, including the ongoing conflict between Russia and Ukraine as well as in the Middle East and the responses thereto and supply chain disruptions. We are closely monitoring the impact of these factors on all aspects of our business, including their impact on our operations, financial position, cash flows, inventory, supply chains, global regulatory approvals, purchasing trends, customer payments, and the industry in general, in addition to the impact on our employees.

Our Technology

Our award-winning, RF-based, scalable WPNT enables wireless charging, ranging from contact-based applications to at-a-distance applications, that charge over the air, transforming the way electronic devices are charged and powered.

Figure 1 below shows the current IC product line for Energous:

Energous Chips & Modules for Wireless Power Networks

energous
EN4100

EN4100 Transmitter

•EN4100 is a highly integrated System-on-Chip WattUp® RF-transmitter IC designed to provide optimal charging of WattUp® receiver devices

---

energous
EN2210

OR

energous
EN2223

EN 2210 & EN2223 Receivers

• EN2210 and EN2223 feature four RF-to-DC receiver paths, allowing connection of 1 to 4 antennas dependent upon desired power and antenna area available

---

energous
EN3210

EN3210 Power Amplifier

• EN3210 is a high power, high efficiency CMOS RF power amplifier that, together with the WattUp® wireless power transmitter EN4100, is designed to provide optimal charging of WattUp® receiver devices

---

energous
EN3913M

energous
EN3921

EN3913M Power Amplifier Module & EN3921 Power Amplifier Controller

• EN3913M is a highly efficient, GaN power amplifier that delivers up to 38dBm of output power

• EN3921 supports biasing, monitoring and dynamic control

WattUP®

By Energous Corporation

Our small form factor antennas and one transmitter to multiple receivers capabilities produce significant advantages over RF-beamforming transmitters, which are larger, and higher cost wireless power technology implementations. Our current generation ICs have significantly reduced the size and cost of both transmitter technology and our receiver technology, and products under development are designed to further reduce size and cost. In addition, our ICs are designed for both lower-power and higher-power applications, efficiency and faster synchronization, while working within the constraints of multiple international regulatory environments.

In 2023 we continued to leverage the growing ecosystem of investments made by a number of IoT leaders. While exhibiting at the CES 2023, we demonstrated the world’s first smart football in partnership with Catapult, a global sports science and analytics company. We also demonstrated the world’s first battery-free CO2 sensor in partnership with Sensirion, a leader in sensor technology, and a full battery-free sensor for a lighting application targeting vertical farming in partnership with ams Osram AG, a global leader in intelligent sensors and emitters. During 2023, we also upgraded our IoT WPNT, connecting Juniper Mist WiFi Access Points to multiple PowerBridge transmitters at 1W, 2W, and 5W. We demonstrated charging receiver device interoperability by simultaneously powering RF tags from Wiliot controlled by their Sensing as a Service Cloud Software, ESL tags using e-Peas devices, an IoT Device using Atmosic’s BLE chips, and network edge computing, driven by Syntiant’s Artificial Intelligence voice recognition technology, all of which were managed by our WPNT Software.

Figure 2 below shows the block diagram for our 1W WattUp PowerBridge Transmitter

Our Competition

Competing methods for charging battery-powered devices include wall plug-in charging, inductive charging, magnetic resonance charging and more. To our knowledge, almost all consumer electronics equipped with a rechargeable battery come bundled with a charging method, such as a power cord. We believe the advantages of our wireless power network technology - including size, cost, mobility, foreign object detection, and portability - coupled with the unique capability to charge devices both on contact as well as at-a-distance in a fully compatible ecosystem, will foster broad adoption of the technology over time.

A variety of wireless charging technologies are on the market or under development today. These competitive technologies fall into the following short-range categories:

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

Transmitter System Target Markets

Transmitters are devices that broadcast RF energy that can be accessed by WPNT enabled receivers for IoT applications. We believe our transmitter target market can be divided into three distinct applications for our technology:

•
Stand-alone transmitters that are either sold independently or bundled as part of a pairing with wireless power technology-enabled receiver devices;
•
Transmitters that are integrated into third party industrial, medical and enterprise devices; and
•
Transmitters that can be integrated into Bridge and Wi-Fi routers to form a single device that provides both connectivity and wire-free power for a particular area.

To date we have released stand-alone transmitters in both near field and far field applications. Our plan in the future is to integrate our WPNT in third party devices:

Near Field Transmitters:

Because of its advantages over other forms of contact-based wireless charging, including incorporation into multiple form factors and potential compatibility with future distance transmitters, we expect transmitters using our Near Field wireless power technology to be the first wireless transmitter products on the market. These contact-based charging solutions are ideally suited for many electronic devices in both consumer and industrial markets such as wearables, IoT devices and other small electronics that require a small form factor receiver and a low-cost charging solution. They are also suitable for larger, more power-hungry devices such as smart watches and tablets. Initially these transmitters will be one-to-one (one transmitter to one receiver), with future versions being single transmitters for multiple receivers.

Far Field Transmitters:

Transmitters based on the Energous Far Field technology, which we refer to as the Wireless PowerBridge, are expected to provide low power charging for multiple devices with the capability of extending the range through the deployment of multiple PowerBridges. We expect that our PowerBridge transmitter systems will have the ability to broadcast wireless power to wireless power enabled receiving devices for charging. PowerBridge transmitters may play a significant role in the charging of low power IoT devices– such as ESLs, RF tags, and IoT sensors.

Transmitters Integrated into Third Party Devices:

The “building block” core architecture developed for the wireless power network technology is suited to a broad range of third-party devices in both industrial and consumer markets. The flexibility of the architecture in terms of size, power, distance, and cost affords Energous customers the opportunity to match our technology with specific requirements and limitations typically found with complex integrations. For example, the wireless power transmitter technology could be integrated into a Wi-Fi router on the ceiling of a manufacturing floor or hospital ward, providing both internet connectivity and wireless power to any devices within range.

PowerBridges:

We see the combination of wireless power routers and wireless bridges as a natural integration point and a synergistic application of both technologies. PowerBridges provide the bridge to Wi-Fi, 5G and other Wide Area network technologies while also providing wireless power to in-range receiver devices. PowerBridges share a number of technical characteristics with Wi-Fi routers in that: (1) both devices operate in the airwaves in the unlicensed industrial, scientific and medical bands, (2) both devices owe their success to the utility and convenience they bring to the consumer, (3) both devices rely on antennas, and (4) both devices “pair” or provide hand off capabilities which allow for networks to provision large sites.

Receiver Target Markets

We believe there are many potential uses for our receiver technology, including:

•
IOT devices including asset trackers, sensors, retail displays, security devices
•
Smart home, medical, industrial, and other sensors
•
ESLs
•
Logistics and asset tracking tags and sensors
•
Peripheral devices such as computer mice and keyboards
•
Remote controls
•
Gaming consoles and controllers
•
Hearing aids
•
Rechargeable batteries
•
Automotive accessories
•
Smart textiles
•
Wearables
•
Medical devices

This list is meant to be illustrative only; we cannot guarantee that we will address any of these markets, and we may decide to address a market that is not on the list. We intend to continue to evaluate our target markets and identify new markets based on factors including (but not limited to) time-to-market, market size and growth, and the strength of our value proposition for a specific application.

Our Intellectual Property

Our most valuable asset is our intellectual property. This includes U.S. and foreign patents, patent applications and know-how. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of March 1, 2024, the Energous IP portfolio contained over 250 issued patents organized along five (5) critical paths to implementation that we believe a competitor may have to navigate to commercialize wireless power technology. The paths are: Processing Algorithms, Antenna Designs, Transmitter and Receiver ASICs, Other Software Controls (e.g., Bluetooth® Management and Hardware (e.g., Board Layout). Further, we have additional pending patent applications in the U.S. and abroad. We intend to file for patent protection for the most valuable of our inventions, as well as for other new inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and issued patent to ensure we pursue those that we believe are most protective for our business and expand our core value. So long as we make the business decision to continue paying maintenance and/or annuity fees, our issued patents have terms that would not expire earlier than 2030.

Government Regulation

Our wire-free charging technology involves the transmission of power using RF energy, which is subject to regulation by the FCC, international regulators and may be subject to regulation by other federal, state, local and international agencies. Our technology has been tested against U.S. and international safety requirements which has consistently demonstrated that our technology is safe. We continue to work with regulatory bodies to establish processes, standards and spectrum allocation to ensure devices incorporating our technology can secure required domestic and international approvals.

As part of the regulatory approval process, devices incorporating our technology must obtain approvals under FCC Part 15 and/or FCC Part 18 in the U.S., depending on the specific application. Energous has received Part 15 and Part 18 FCC approvals our products and has received regulatory approvals from many international agencies.

Current FCC Approvals for Energous Technology

FCC ID	Description	Grant Date
2ADNG-MLA1599	Digital Transmission System Bluetooth Accessory 2.4GHz	12/30/2014
2ADNG-MT100	Close Coupled 5.8 GHz Charger Pad	05/24/2016
2ADNG-NF130	RF Wireless Charger and Receiver 5.8 GHz	05/02/2017
2ADNG-NF130	Digital Transmission System for Bluetooth 2.4 GHz	05/02/2017
2ADNG-MS300	Wireless Charger 913 MHz	12/26/2017
2ADNG-MS300	Digital Transmission System for Bluetooth 2.4 GHz	12/26/2017
2ADNG-MS300A	WPT Client Device 913 MHz	01/05/2018
2ADNG-MS300A	Digital Transmission System WPT Client Device with BLE 2.4 GHz	01/05/2018
2ADNG-NF230	RF Wireless Charger 918 MHz	04/09/2018
2ADNG-NF230	Digital Transmission System for Bluetooth 2.4 GHz	04/09/2018
2ADNG-NF330	RF Wireless Charger 918MHz	07/29/2019
2ADNG-NF330	Digital Transmission System for Bluetooth 2.4 GHz	07/29/2019
2ADNG-MS550	RF Wireless Charger 918MHz	04/21/2020
2ADNG-MS550	Digital Transmission System for Bluetooth 2.4 GHz	04/21/2020
2ADNG-MS550	RF Wireless Charger 918MHz	09/30/2020
2ADNG-MS550	Digital Transmission System for Bluetooth 2.4 GHz	09/30/2020
2ADNG-VN15	RF Wireless Charger 918MHz	10/19/2021
2ADNG-VN15	Digital Transmission System for Bluetooth 2.4 GHz	10/19/2021
2ADNG-VN1810	RF Wireless Charger 918MHz	11/30/2021
2ADNG-VN1810	Digital Transmission System for Bluetooth 2.4 GHz	11/30/2021
2ADNG-VN25	RF Wireless Charger 918MHz	01/14/2022
2ADNG-VN25	Digital Transmission System for Bluetooth 2.4 GHz	01/14/2022
2ADNG-VN55	RF Wireless Charger 918MHz	06/02/2022
2ADNG-VN55	Digital Transmission System for Bluetooth/Zigbee 2.4 GHz	06/02/2022
2ADNG-VN1820	RF Wireless Charger 918MHz	08/10/2022
2ADNG-VN1820	Digital Transmission System for Bluetooth 2.4 GHz	08/10/2022
2ADNG-VN55	RF Wireless Charger 918MHz	11/14/2023
2ADNG-VN55	Digital Transmission System for Bluetooth/Zigbee 2.4 GHz	11/14/2023

As of December 31, 2023, we announced completion of the regulatory process for our PowerBridge wireless charging technology in US, Canada, Europe, India, China, UK, Korea, Australia and New Zealand, for unlimited distance wireless charging. As of March 1, 2024, products integrating this technology had received international regulatory approvals in over 110 countries.

Manufacturing

As a fabless semiconductor company in the research and development stage, we foresee our manufacturing strategy to follow an outsourced manufacturing process. We are engaged with contract manufacturing partners in the United States and internationally.

Human Capital

As of March 1, 2024, we had 37 full-time employees, 30 of whom are Engineers. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants, including technical advisors, on an as-needed basis, for their technical expertise. Consultants and technical advisors provide us with expertise in electrical engineering, software development, market research and accounting.

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

Summary of Risk Factors

Risks Related to Our Financial Condition

•
We have no history of generating meaningful product revenue, and we may never achieve or maintain profitability.
•
We will need additional financings to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.
•
We may be adversely affected by the effects of inflation.

Risks Related to Our Technology and Products

•
We may not be able to develop all the features we seek to include in our technology.
•
We make significant investments in our products and may be unable to demonstrate the commercial feasibility of the full capability of our technology or achieve profitability.
•
Expanding our business operations as we intend will impose new demands on our financial, technical, operational and management resources.
•
If products incorporating our technology are launched commercially but do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.
•
Our products, or the products of our licensing partners, could be susceptible to errors, defects, or unintended performance problems that could result in lost revenue, liability or delayed or limited market acceptance.
•
As products incorporating our technology are launched commercially, we may experience seasonality or other unevenness in our financial results in consumer markets or a long and variable sales cycle in enterprise markets.
•
Future products based on our technology may require the user to purchase additional products to use with existing devices. To the extent these additional purchases are inconvenient or costly, the adoption of our technology under development or other future products could be slowed, which would harm our business.
•
Laboratory conditions differ from field conditions, which could reduce the effectiveness of our technology under development or other future products. Failures to move from laboratory to the field effectively would harm our business.
•
Safety concerns and legal action by private parties may affect our business.
•
Our industry is subject to intense competition and rapid technological change, which may result in technology that is more advanced or superior to ours. If we do not keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our technology and products may become less useful or obsolete and our operating results will suffer.

•
If the quality of our products does not meet the expectations of our licensing partners or the end users of our licensing partners’ products or regulatory or industry standards, then our sales and operating earnings, and ultimately our reputation, could be negatively impacted.
•
If our products do not effectively interoperate with wireless networks and the wireless devices that integrate them, future sales of our products could be negatively affected.
•
We require third-party components, including components from limited or sole source suppliers, to build our products. The unavailability of these components could substantially disrupt our ability to manufacture our products and fulfill sales orders.
•
Our dependence on commodities and certain components subjects us to cost volatility and potential availability constraints.
•
Our products rely on the availability of unlicensed RF spectrum and if such spectrum were to become unavailable through overuse or licensing, the performance of our products could suffer and our revenues from their sales could decrease.
•
Reliance upon a few major customers may adversely affect our revenue and operating results.
•
If our licensing partners do not effectively manage inventory of their products which integrate our technology, fail to timely resell such products or overestimate expected future demand, they may reduce purchases in future periods, causing our revenues and operating results to fluctuate or decline.
•
If we are not able to effectively forecast demand or manage our inventory, we may be required to record write-downs for excess or obsolete inventory.

Risks Related to Our Intellectual Property and Other Legal Risks

•
It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.
•
We depend upon a combination of patents, trade secrets, copyright and trademark laws to protect our intellectual property and technology.
•
We may be subject to patent infringement or other intellectual property lawsuits that could be costly to defend.
•
We could become subject to product liability claims, product recalls, and warranty claims that could be expensive, divert management’s attention and harm our business.
•
Our business is subject to data security risks, including security breaches.
•
If we are not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our business, results of operations and financial condition could be harmed.
•
If we are not able to secure advantageous license agreements for our technology, our business and results of operations will be adversely affected.

Risks Related to Regulation of Our Business

•
Domestic and international regulators may deny approval for our technology, and future legislative or regulatory changes may impair our business.

Risks Related to Personnel

•
We are highly dependent on key members of our executive management team. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.
•
Our success and growth depend on our ability to attract, integrate and retain high-level engineering talent.

•
We are subject to risks associated with our utilization of engineering consultants.

Risks Related to Ownership of Our Common Stock

•
We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.
•
If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.
•
You might lose all or part of your investment.
•
Our stock price is likely to continue to be volatile.
•
We have not paid dividends in the past and have no immediate plans to pay dividends.
•
We expect to continue to incur significant costs as a result of being a public reporting company and our management will be required to devote substantial time to meet our compliance obligations.
•
We may be subject to securities litigation, which is expensive and could divert management attention.
•
Our ability to use Federal net operating loss carry forwards to reduce future tax payments may be limited if our taxable income does not reach sufficient levels.
•
Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.
•
Our warrants that are accounted for as liabilities and the changes in value of our warrants could have a material effect on the market price of our common stock or our financial results.

General Risk Factors

•
If we fail to comply with the requirements for continued listing on Nasdaq, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.
•
Adverse macroeconomic conditions, natural disasters or reduced technology spending could adversely affect our business, operating results, and financial condition.
•
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.

Risks Related to Our Financial Condition

We have no history of generating meaningful product revenue, and we may never achieve or maintain profitability.

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of December 31, 2023, we had an accumulated deficit of approximately $382 million. Our ability to generate revenues and achieve profitability will depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and, if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of sufficient scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

We will need additional financings to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We may not have sufficient funds to fully implement our long-term business plans. We will need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of any substantial revenue being earned for such products. Such financings could include equity financing, which may be dilutive to our current stockholders, and debt financing, which could restrict our operations and ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of current macroeconomic conditions and general global economic uncertainty (including as a result of the remaining effects of the global health pandemic, regional conflicts around the world, increases in inflation, fluctuating interest rates, disruptions to global supply chains, recent turmoil in the global banking sector, volatile global financial markets, the potential for government shutdowns and uncertainty regarding the federal budget and debt ceiling), political change, labor market shortages and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, recent turmoil in the global banking sector, general economic uncertainty or any other factor, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to raise adequate funds on commercially reasonable terms or at all could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The U.S. capital markets have experienced and continue to experience extreme volatility and disruption. Inflation rates in the U.S. have increased significantly since 2022 resulting in federal action to increase interest rates, adversely affecting capital markets activity. We expect certain inflationary elements to ease, with a moderate increase in 2024. However, the existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, labor shortages, weakening exchange rates and other similar effects. As a result of inflation, we have and may continue to experience cost increases, including increases in our supply chain costs. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, any positive impact on our results of operations could be delayed and not immediately apparent. Additionally, because we purchase component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures. Similarly, inflationary pressures may also negatively impact consumer purchasing power, which could result in reduced demand for our products.

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

We make significant investments in our products and may be unable to demonstrate the commercial feasibility of the full capability of our technology or achieve profitability.

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

In addition, we have made and will continue to make significant investments in the research and development of new and existing technologies and products. Investments in new technologies and enhancements to our existing technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenue from our product investments for a number of years, if at all. Moreover, new technologies and products may not be profitable, and even if they are profitable, operating margins for new products may not be as high as the margins we originally anticipated. If we fail to develop practical and economical commercial products based on our technology, or are unable to achieve profitability in commercializing those products, our business may fail and you could lose all or part of the value of your investment in our stock.

Expanding our business operations as we intend will impose new demands on our financial, technical, operational and management resources.

Our ability to grow our business involves various risks, including the need to invest significant resources in unfamiliar and new markets and the possibility that we may not realize a return on our investments in the near future or at all. To date we have operated primarily in the research and development phase of our business. To be successful in commercializing our product offerings, we will need to expand our business operations, which will require us to incur significant expenses before we generate any material revenue and will impose new demands on our financial, technical, operational and management resources. For example, if we do not invest in developing and upgrading our technical, administrative, operating and financial control systems, or if unexpected expansion difficulties arise, including issues relating to our research and development activities, then retention of experienced scientists, managers and engineers could become more challenging and have a material adverse effect on our business, results of operations and financial condition.

If products incorporating our technology are launched commercially but do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

We may successfully complete the technical development of our products, but still fail to develop a commercially successful product. Market acceptance of an RF-based charging system as a preferred method for charging electronic devices will be crucial to our success. The following factors, among others, may affect the level of market acceptance of our products:

•
the price of products incorporating our technology relative to other products or competing technologies;
•
the rate of innovation of competing technologies;
•
user perceptions of the convenience, safety, efficiency and benefits of our technology;
•
the effectiveness of sales and marketing efforts of our commercialization partners and of our competitors;
•
the support and rate of acceptance of our technology and solutions with our development partners;
•
press and blog coverage, social media coverage, and other publicity factors that are not within our control; and
•
regulatory developments and the failure to obtain any required regulatory approvals for the use of our products or the products of our licensing partners.

If we are unable to successfully commercialize, including to achieve or maintain market acceptance of our technology, and if related products do not win widespread market acceptance, our business will be significantly harmed.

Our products, or the products of our licensing partners, could be susceptible to errors, defects, or unintended performance problems that could result in lost revenue, liability or delayed or limited market acceptance.

Despite our quality assurance testing, our technology may contain undetected defects or errors that may affect the proper use of our products or the products of our licensing partners’ which incorporate them. Because our products are embedded in other end-use products and rely on stable transmissions, the performance of our products could unintentionally jeopardize the performance of our licensing partners’ product performance. Defects or errors in our technology may discourage existing and future partners from using our technology to develop a range of commercial products. These defects or errors could also result in product liability, service level agreement claims or warranty claims. Any such defects, errors, or unintended performance problems in our products, and any inability to meet the expectations of our licensing partners or retail consumers in a timely manner, could adversely impact our sales and result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service costs, any of which could materially harm our business.

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

For rechargeable devices that utilize our receiver technology, the technology may be embedded in a sleeve, case or other enclosure. For example, products such as remote controls or toys equipped with replaceable AA size or other batteries would need to be outfitted with enhanced batteries and other hardware enabling the devices to be rechargeable by our system. In each case, an end user would be required to retrofit the device with a receiver and may be required to upgrade the battery technology used with the device (unless, for example, compatible battery technology and a receiver are built into the device). These additional steps and expenses may offset the convenience of our products for users and discourage customers from licensing our technology. Such factors may inhibit adoption of our technology, which could harm our business. We have not developed an enhanced battery for use in devices with our technology, and our ability to enable use of our technology with devices that require an enhanced battery will depend on our ability to develop a commercial version of such a battery that could be manufactured at a reasonable cost. If a commercially practicable enhanced battery of this nature is not developed, our business could be harmed, and we may need to change our strategy and target markets, which could have a material adverse impact on our financial condition and results of operations.

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

Even if they are not real, perceived safety issues could result in reduced sales, as could safety incidents or reports occurring solely with respect to the products of our competitors or licensing partners, which could negatively impact attitudes towards our technology and similar technologies. Any real or perceived safety issues relating to our products, our licensing partners’ products or competing technologies in the marketplace could negatively affect our business, revenue, and profits.

Our industry is subject to intense competition and rapid technological change, which may result in technology that is more advanced or superior to ours. If we do not keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our technology and products may become less useful or obsolete and our operating results will suffer.

The consumer electronics industry in general, and the charging segments in particular, are subject to intense competition and rapidly evolving technologies, evolving regulations and industry standards and frequent introductions of new products and services. If, among other things, our products are not cost effective, brought to market in a timely manner, compliant with evolving industry standards, accepted in the market or recognized as meeting our licensing partners’ or retail consumers’ requirements, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, because products incorporating our technology are expected to have long development cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to demonstrate the advantages of our products and technologies over established alternatives and other emerging methods of power delivery. Traditional wall plug-in recharging remains an inexpensive alternative to our technology. Directly competing technologies such as inductive charging, magnetic resonance charging, conductive charging, ultrasound and other yet unidentified solutions may have greater consumer acceptance than the technology we have developed. Furthermore, some competitors may have greater resources than we have and may be better established in the market than we are. We cannot be certain which other companies may have already decided to or may in the future choose to enter our markets. For example, consumer electronics products companies may invest substantial resources in wireless power or other recharging technologies and may decide to enter our target markets. Successful developments of competitors that result in new approaches for recharging could reduce the attractiveness of our products and technologies or render them obsolete.

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render our technology or future products based on our technology obsolete. Many of our competitors have more corporate, financial, operational, sales and marketing resources than we have, as well as more experience in research and development. We cannot assure you that our competitors will not develop or market technologies that are more effective, economical or commercially attractive than our products or that would render our technologies and products obsolete. In addition, we may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future.

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
•
properly identify existing and evolving customer needs and deliver new products or product enhancements to address those needs;
•
limit the time required from proof of feasibility to routine production;
•
limit the timing and cost of regulatory approvals;
•
adapt to evolving regulatory requirements;
•
attract and retain qualified personnel;
•
protect our inventions with patents or otherwise develop proprietary products and processes; and
•
secure sufficient capital resources to expand both our continued research and development, and sales and marketing efforts.

If our technology does not compete well based on these or other factors, our business could be materially and adversely harmed.

If the quality of our products does not meet the expectations of our licensing partners or the end users of our licensing partners’ products or regulatory or industry standards, then our sales and operating earnings, and ultimately our reputation, could be negatively impacted.

Some of the products we sell, and some of the products our licensing partners sell which integrate our products, may have quality issues resulting from the design or manufacture of our products, or from the software, hardware or components used in those products. Sometimes, these issues may be caused by components we purchase from our suppliers. Any such issues identified prior to the shipment of the products may cause delays in shipping products to customers, or even the cancellation of orders by customers. If quality issues are discovered in our products after they have been shipped to our customers, we would be required to resolve such issues in a timely manner that is the least disruptive to our customers. Such pre-shipment and post-shipment quality issues can have legal, financial and reputational ramifications, including: (i) delays in the recognition of revenue, loss of revenue or future orders, (ii) customer-imposed penalties for failure to meet contractual requirements, (iii) increased costs associated with repairing or replacing products, and (iv) a negative impact on our reputation.

In some cases, if the quality issue affects the product's performance, safety or regulatory compliance, then such a “defective” product may need to be “stop-shipped” or recalled. Depending on the nature of the quality issue and the number of products in the field, it could cause us to incur substantial recall or corrective field action costs, in addition to the costs associated with the potential loss of future orders and the damage to our reputation. In addition, we may be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that we receive from the contracts. Recalls and field actions involving regulatory non-compliance could also result in fines and additional costs. Recalls and field actions could result in third-party litigation by persons or companies alleging harm or economic damage as a result of the use of the products. In addition, privacy advocacy groups and other technology and industry groups have established or may establish various new or different self-regulatory standards that may place additional obligations on us. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third-parties. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our products and adversely affect our business.

If our products do not effectively interoperate with wireless networks and the wireless devices that integrate them, future sales of our products could be negatively affected.

Our products are designed to interoperate with wireless networks using Wi-Fi technology and certain wireless devices produced by our licensing partners. These networks and devices have varied and complex specifications. As a result, we must ensure that our products interoperate effectively with these existing and planned networks and devices. To meet these requirements, we must continue development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost-effectively, or at all. If our products do not interoperate effectively, orders for our products could be delayed or cancelled, which would harm our revenue, operating results and reputation, potentially resulting in the loss of existing and potential licensing partners. The failure of our products to interoperate effectively with wireless devices may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. In addition, our licensing partners may require our products to comply with new and rapidly evolving security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors first achieve compliance with these certifications and standards, such end customers may not purchase our products, which would harm our business, operating results, financial condition and cash flows.

We require third-party components, including components from limited or sole source suppliers, to build our products. The unavailability of these components could substantially disrupt our ability to manufacture our products and fulfill sales orders.

We rely on third-party components to build our products, and we generally rely on our third-party manufacturers to obtain the components necessary for the manufacture of our products. We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If forecasts exceed orders, we may have excess and/or obsolete inventory, which could have a material adverse effect on our business, operating results and financial condition. If orders exceed forecasts, or available supply, we may have inadequate supplies of certain materials and components, which could have a material adverse effect on our ability to meet customer delivery requirements and to recognize revenue. If we underestimate our requirements or our third-party suppliers are not able to timely deliver components, our third-party manufacturers may have inadequate materials and components required to produce our products. This could result in an interruption in the manufacture of our products, delays in shipments and fulfillment of customer orders, and deferral or loss of revenues.

Our third-party manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build our products in a timely manner, adversely impacting our ability to meet demand for our products. In addition, if our component suppliers cease manufacturing needed components, we could be required to redesign our products to incorporate components from alternative sources or designs, a process which could cause significant delays in the manufacture and delivery of our products. Unpredictable price increases for such components may also occur. The unavailability of these components could substantially disrupt our ability to manufacture our products and fulfill sales orders.

We currently depend on a limited number of suppliers for several critical components for our products, and in some instances, we use sole or single source suppliers for our components to simplify design and fulfillment logistics. Neither we nor our third-party manufacturers carry substantial inventory of our product components. Many of these components are also widely used in other product types. Shortages are possible and our ability to predict the availability of such components may be limited. In the event of a shortage or supply interruption from our component suppliers, we may not be able to develop alternate or second sources in a timely manner, on commercially reasonable terms or at all, and the development of alternate sources may be time-consuming, difficult and costly. Any resulting failure or delay in shipping products could result in lost revenues and a material and adverse effect on our operating results. If we are unable to pass component price increases along to our end customers or maintain stable pricing, our gross margins could be adversely affected and our business, financial condition, results of operations and prospects could suffer.

Our dependence on commodities and certain components subjects us to cost volatility and potential availability constraints.

Our profitability may be materially affected by changes in the market price and availability of certain raw materials and components, some of which are linked to the commodity markets. The principal raw materials and components used in our products are aluminum, copper, steel, bimetals, optical fiber, plastics and other polymers, capacitors, memory devices and silicon chips. Prices for some of these materials have experienced significant volatility as a result of changes in the levels of global demand, supply disruptions, including port, transportation and distribution delays or interruptions, and other factors. As a result, we have seen a significant increase in costs that has negatively impacted our results of operations. We have adjusted our prices for our products, but we may have to adjust prices again in the future. Delays in implementing price increases or a failure to achieve market acceptance of price increases could have a material adverse impact on our results of operations. Conversely, in an environment of falling commodities prices, we may be unable to sell higher-cost inventory before implementing price decreases, which could have a material adverse impact on our business, financial condition and results of operations.

Our products rely on the availability of unlicensed RF spectrum and if such spectrum were to become unavailable through overuse or licensing, the performance of our products could suffer and our revenues from their sales could decrease.

Our products are designed to operate in unlicensed RF spectrum, which is used by a wide range of consumer devices and is becoming increasingly crowded. If such spectrum usage continues to increase through the proliferation of consumer electronics and products competitive with our products, the resultant higher levels of noise in the bands of operation our products use could decrease the effectiveness of our products, which could adversely affect our ability to sell our products, including as a result of reduced sales of our licensing partners’ products. Our business could be further harmed if currently unlicensed RF spectrum becomes licensed in the United States or elsewhere. We and our licensing partners that use our products in manufacturing their own may be unable to obtain licenses for RF spectrum. Even if the unlicensed spectrum remains unlicensed, existing and new governmental regulations may require we make changes in our products. The operation of our products in the United States or elsewhere in a manner not in compliance with local law could result in fines, operational disruption, or harm to our reputation.

Reliance upon a few major customers may adversely affect our revenue and operating results.

We rely on a relatively small number of customers for a significant portion of our revenue. Our top three customers represented approximately 70% of our revenue for the year ended December 31, 2023. It is possible that we will continue to derive a significant portion of our revenue from a concentrated group of customers in the future. If, among other things, a major customer fails to pay us or reduces their order volume, our revenue would be impacted and our operating results and financial condition could be materially harmed. Additionally, if we were to lose any material customer or our customers were to consolidate or merge with other companies, we may not be able to maintain product sales at similar volume or pricing levels and such loss or reduced sales volume or pricing could have a material adverse effect on our business, cash flows and results of operations.

If our licensing partners do not effectively manage inventory of their products which integrate our technology, fail to timely resell such products or overestimate expected future demand, they may reduce purchases in future periods, causing our revenues and operating results to fluctuate or decline.

Our licensing partners purchase and maintain inventories of their products, which integrate our products, to meet future demand and have only limited rights to return the products they have purchased from us. If our licensing partners purchase more product from us than is required to meet demand in a particular period, causing their inventory levels to grow, they may delay or reduce additional future purchases, causing our quarterly results to fluctuate and adversely impacting our ability to accurately predict future earnings.

If we are not able to effectively forecast demand or manage our inventory, we may be required to record write-downs for excess or obsolete inventory.

We maintain inventory of our products and, to a lesser extent, raw materials that we believe are sufficient to allow timely fulfillment of sales, subject to the impact of supply shortages. Growth in our sales and new product launches may require us to build inventory in the future. Higher levels of inventory expose us to a greater risk of carrying excess or obsolete inventory, which may in turn lead to write-downs. We may also record write-downs in connection with the end-of-life for specific products. Decisions to increase or maintain higher inventory levels are typically based upon uncertain forecasts or other assumptions. Because the markets in which we compete are volatile, competitive and subject to rapid technology and price changes, if the assumptions on which we base these decisions turn out to be incorrect, our financial performance could suffer and we could be required to write-off the value of excess products or components inventory. In addition, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with suppliers that allow them to procure inventory based upon criteria as defined by us, such as forecasted demand. We may be liable to purchase excess product or aged material from our suppliers following reasonable mitigation efforts, resulting in an adverse impact on our cash flows, operating expenses, results of operation and financial condition.

Risks Related to Our Intellectual Property and Other Legal Risks

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to our technologies. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. For example, we may be unsuccessful in defending our patents and other proprietary rights against third party challenges. If we do not have the resources to defend our intellectual property, the value of our intellectual property and our licensed technology will decline. In addition, some companies that integrate our technology into their products may acquire rights in the technology that limit our business or increase our costs. If we are not successful in protecting our intellectual property effectively, our financial results may be adversely affected and the price of our common stock could decline.

We depend upon a combination of patents, trade secrets, copyright and trademark laws to protect our intellectual property and technology.

We rely on a combination of patents, trade secrets, copyright and trademark laws in the United States and similar laws in other countries, nondisclosure agreements, noncompetition covenants and other contractual provisions and technical security measures to protect our intellectual property rights and proprietary information. However, these protections may not be available in all jurisdictions and may be inadequate to prevent our competitors or other third-party manufacturers from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products, which would adversely affect our ability to compete in the market.

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

Similarly, even if patents are issued based on our applications or future applications, any issued patents may not provide us with any competitive advantages. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. Competitors may be able to design around our patents or develop products that provide outcomes comparable or superior to ours. Our patents may be held invalid or unenforceable as a result of legal challenges or claims of prior art by third parties, and others may challenge the inventorship or ownership of our patents and pending patent applications. In addition, if we secure protection in countries outside the United States, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

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

The policies we use to protect our trade secrets might not be effective in preventing misappropriation of our trade secrets by others. In addition, confidentiality and other restrictive agreements executed by our customers, employees, consultants and advisors might not be enforceable or might not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. Litigating a trade secret claim is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge methods and know-how. If we are unable to protect our intellectual property rights, we may be unable to prevent competitors from using our own inventions and intellectual property to compete against us, and our business may be harmed.

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

If we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property are upheld as valid and enforceable and we are found to have infringed or violated the terms of a license to which we are a party, we could be prevented from selling any infringing products of ours unless we could obtain a license or were able to redesign the product to avoid infringement. If we are unable to obtain a license or successfully redesign, we might be prevented from selling our technology under development or other future products. If there is a determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, pay a settlement, or pay ongoing royalties, or be enjoined. In these circumstances, we may be unable to sell our products or license our technology at competitive prices or at all, and our business and operating results could be harmed. Even if there is a determination that we have not infringed the intellectual property rights of a competitor or other person, litigation can be a significant distraction to management and could subject us to significant legal costs, adversely affecting our cash flows and operating results.

We could become subject to product liability claims, product recalls, and warranty claims that could be expensive, divert management’s attention and harm our business.

Our business exposes us to potential liability risks that are inherent in the marketing and sale of products used by consumers. We may be held liable if our technology causes injury or death or is found otherwise unsuitable. While we believe our technology is safe, users could allege and possibly prove defects (some of which could be alleged or proved to cause harm to users or others) because we design our technology to perform complex functions involving RF energy in close proximity to users. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and reduced demand for our products. The coverage limits of the insurance policies we may choose to purchase to cover related risks may not be adequate to cover future claims. If sales of products incorporating our technology increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could negatively affect our sales or require a change in the design or manufacturing process, any of which could harm our reputation, harm our relationship with licensors of our products, result in a decline in revenue and harm our business.

In addition, if a product that we or a licensing partner design is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we or our licensing partner may be required to notify regulatory authorities and/or to recall the product. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities into the products incorporating our technology, which could in turn result in required recalls, restrictions on the sale of such products or other penalties. The adverse publicity resulting from any of these actions could adversely affect the perceptions of our customers and potential customers. These investigations or recalls, especially if accompanied by unfavorable publicity, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

The ability of our products to operate effectively can be negatively impacted by many different elements unrelated to our products. Although certain technical problems experienced by consumers of the products incorporating our products may not be caused by our products, users may perceive them to be the underlying cause of poor performance of the wireless network. This perception, even if incorrect, could harm our business.

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

If we are not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our business, results of operations and financial condition could be harmed.

The regulatory frameworks relating to privacy, data protection and information security matters are rapidly evolving and are likely to remain uncertain for the foreseeable future. The cost of compliance with, and other burdens imposed by new privacy and data security laws may limit the use and adoption of our products and could have an adverse impact on our business, results of operations and financial condition. Although we work to comply with applicable privacy and data security laws and regulations, industry standards, contractual obligations and other legal obligations, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. As such, we cannot assure ongoing compliance with all such laws, regulations, standards and obligations. Any failure or perceived failure by us to comply with applicable laws, regulations, standards or obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause our licensing partners to lose trust in us, which could have an adverse effect on our reputation and business.

If we are not able to secure advantageous license agreements for our technology, our business and results of operations will be adversely affected.

We pursue the licensing of our technology as a primary means of revenue generation. Creating a licensing business relationship often takes substantial effort, as we expect to have to convince the counterparty of the efficacy of our technology, meet design and manufacturing requirements, satisfy marketing and product needs, and comply with selection, review, and contracting requirements. It is critical that we continue to evolve our intellectual property portfolio, particularly in 5G. If we do not maintain a strong portfolio that is applicable to current and future standards, products and services, our future licensing revenues could be negatively impacted. There can be no assurance that we will be able to gain access to potential licensing partners, or that they will ultimately decide to integrate our technology with their products. We also cannot guarantee that existing licensing partners will continue their relationships with us. We may not be able to secure license agreements with customers on advantageous terms, and the timing and volume of revenue earned from license agreements will be outside of our control. If the license agreements we enter into do not prove to be advantageous to us, our business and results of operations will be adversely affected.

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

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of a very small number of key executives. If we lose the services of any of the key members of our executive management team, we could be required to expend significant time and money in the pursuit of replacements, which may result in a delay in the implementation of our business plan and plan of operations. If it becomes necessary to replace any key executives, we can give no assurance that we could find satisfactory permanent replacements for these individuals at all or on terms that would not be unduly expensive or burdensome to us. We do not currently carry any key-person life insurance that would help us recoup our costs in the event of the death or disability of any of these executives.

Our success and growth depend on our ability to attract, integrate and retain high-level engineering talent.

Because of the highly specialized and complex nature of our business, our success depends on our ability to attract, hire, train, integrate and retain high-level engineering talent. Competition for such personnel is intense because we compete for talent against many large profitable companies and our inability to adequately staff our operations with highly qualified and well-trained engineers could render us less efficient and impede our ability to develop and deliver a commercial product. Further, in recent years, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. A number of such competitors for talent are significantly larger than us and/or offer compensation in excess of what we offer or other benefits that we do not offer. Such a competitive market could put upward pressure on labor costs for engineering talent. We may incur significant costs to attract and retain highly qualified talent, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. Volatility or lack of performance in our stock price may also affect our ability to attract and retain qualified personnel.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of December 31, 2023, we cannot assure you that we will not identify any material weakness in our internal control in the future.

We qualify as a “smaller reporting company” and are therefore not required to file an auditor attestation report. If we experience a material weakness in our internal controls, we may fail to detect errors in our financial accounting, which may require a financial statement restatement or otherwise harm our operating results, cause us to fail to meet our SEC reporting obligations or listing requirements of The Nasdaq Stock Market, ("Nasdaq"), adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and financial resources which could adversely affect our business.

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
regulatory announcements and approvals;
•
actual or anticipated variations in our operating results;
•
general macroeconomic, political, industry and market conditions, including increases in inflation, fluctuating interest rates, volatile global financial markets, the potential of government shutdowns and uncertainty regarding the federal budget and debt ceiling, disruptions to global supply chains and transportation, and perceptions of future economic growth prospects in the economy at large;
•
recent uncertainty in the global banking sector;
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
•
announcements, innovations and other developments by other companies in our industry;
•
articles published or rumors circulated by third parties regarding our business, technology or licensing partners;
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

As of December 31, 2023, we had Federal net operating loss (“NOL”) carry forwards of approximately $297,696,000. Under the Internal Revenue Code of 1986, as amended, NOLs arising in tax years ending on or before December 31, 2017 can generally be carried forward to offset future taxable income for a period of 20 years, and NOLs arising in tax years ending after December 31, 2017 can generally be carried forward indefinitely. Our ability to use our NOLs will be dependent on our ability to generate taxable income, and the NOLs that arose in tax years ending on or before December 31, 2017 could expire before we generate sufficient taxable income to take advantage of the NOLs. As of December 31, 2023, based on our history of operating losses it is possible that a portion of our NOLs will not be fully realizable.

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

We account for the 2023 Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. Such guidance provides that, because the 2023 Warrants do not meet the criteria for equity treatment thereunder, each 2023 Warrants must be recorded as a liability. Accordingly, we classify each 2023 Warrants as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. With each such remeasurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the 2023 Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

General Risk Factors

If we fail to comply with the requirements for continued listing on Nasdaq, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of Nasdaq require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. As previously reported, on January 20, 2023, we received a notice from the Nasdaq Listing Qualifications Department notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with Nasdaq’s listing rules, we were afforded a grace period of 180 calendar days, or until July 19, 2023, to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock would need to close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.

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

Our business depends on the overall demand for our technology and on the economic health of our current and prospective customers and retail consumers generally. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional macroeconomic conditions, including labor shortages, supply chain and transportation disruptions, rising interest rates and inflation, low spending environments, geopolitical instability, warfare and uncertainty, weak economic conditions in certain regions or a reduction in technology spending regardless of macroeconomic conditions, including as a result of the ongoing conflict between Russia and the Ukraine and the global response thereto, could adversely affect our business, operating results, and financial condition, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers or expand our platform or sell additional products to our existing customers, lower prices for our products, higher default rates among our current suppliers and customers and reduced sales to new or existing customers.

There have been recent disruptions and uncertainty in the global banking system. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation. On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services. On May 1, 2023, First Republic was closed by the California Department of Financial Protection and Innovation. In each case, the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver. While we do not have any exposure to SVB, Signature Bank, or First Republic, we do maintain our cash at financial institutions, often in balances that exceed the current FDIC insurance limits. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents, including transferring funds, making payments or receiving funds, may be threatened and could have a material adverse effect on our business and financial condition. Moreover, such events, in addition to the global macroeconomic conditions discussed above, may cause further turbulence and uncertainty in the capital markets, which may adversely affect the trading price of our common stock and potentially our results of operations. Further, deterioration of the global macroeconomic environment and any regulatory action taken in response thereto may also adversely affect our business, operating results, and financial condition.

Further, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to, among other things, interruption by fire, power shortages, flooding, and other events beyond our control. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations, the products which embody our technology may not function properly or at all, and we may endure system interruptions, reputational harm, delays in development of our products, lengthy interruptions in service, breaches of data security, loss of critical data, and reduced sales, all of which could have an adverse effect on our operating results. Climate change could result in an increase in the frequency or severity of such natural disasters. For example, our corporate offices are located in California, a state that frequently experiences earthquakes, wildfires, heatwaves and droughts.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We believe cybersecurity is critical to supporting our vision and enabling our strategy. We face a multitude of cybersecurity threats that are common to most industries, such as ransomware and denial-of-service. Our customers, suppliers, and partners face similar cybersecurity threats and, while we have not been materially affected to date, a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we maintain a strong focus on cybersecurity.

We asses, identify and manage material risks from cybersecurity threats through various policies, procedures and processes of our information technology ("IT") department, which include 1) review of IT security policy and change management policy review, 2) IT control procedures, 3) firewall reviews, 4) system backups and 5) procurement of cyber liability insurance.

The Company also engages an IT consultant to frequently review and monitor policies, procedures and processes designed to mitigate the risk of cybersecurity threats. The IT consultant has regular communication with the Company's Chief Financial Officer to address any issues or concerns that may arise.

Governance

The Board of Directors oversees the risks of cybersecurity threats and communicates with the Chief Executive Officer and Chief Financial Officer regarding controls in place. Any cybersecurity threats, breaches or other concerns are immediately communicated to the Board of Directors.

Item 2. Properties

In 2014, we entered into a lease agreement for our corporate headquarters located at Northpointe Business Center, 3590 North First Street in San Jose, California. A new lease on this same property was signed in May 2022 for a term of three years starting from October 1, 2022. This space, with a total of 21,188 square feet, is used for our headquarters and for research and development efforts. In September 2021, we entered into a lease agreement for office space in Costa Mesa, CA, starting from October 1, 2021, which was utilized by our engineers residing in Southern California and had a total of 1,387 square feet. This lease expired on September 30, 2023 and was not renewed.

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

Holders of Record

As of March 15, 2024, there were 5 stockholders of record of our common stock, and we believe we have significantly more beneficial owners of our common stock.

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

Issuer Purchases of Equity Securities

None

Unregistered Sales of Equity Securities

For the purchase periods ended June 30, 2023 and December 31, 2023, the Company issued an aggregate of 20,336 shares of common stock to employees under the Company’s Employee Stock Purchase Plan. The shares were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act on the basis that the shares were issued in a transaction not involving any public offering.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have developed our wireless power networks technology (“WPNT”), consisting of semiconductor chipsets, software controls, hardware designs and antennas, that enable radio frequency (“RF”) based charging for Internet of Things (“IoT”) devices. Our WPNT has a broad spectrum of capabilities to enable the next generation of wireless power networks, delivering power and data in a seamless device portfolio. This includes near field and at-a-distance wireless charging, with multiple power levels at various distances. The initial IoT applications we are targeting are RF tags for asset tracking and cold chain applications, electronic shelf labeling (“ESL”), and IoT sensors for retail, industrial, healthcare, and logistics markets.

We believe our technology is innovative in its approach, in that we are developing solutions that charge IoT devices using RF technology. To date, we have developed and released to production multiple transmitters and receivers, including prototypes and partner production designs. The transmitters vary based on form factor and power specifications and frequencies, while the receivers are designed to support a myriad of wireless charging applications including:

Device Type	Application
RF Tags	Cold Chain, Asset Tracking, Medical IoT
IoT Sensors	Cold Chain, Logistics, Asset Tracking
Electronic Shelf Labels	Retail and Industrial IoT

.

The first end product featuring our technology entered the market in 2019. We started shipping our first at-a-distance wireless PowerBridges for commercial IoT applications in the fourth quarter of 2021, and we expect additional wireless power enabled products to be released as we move our business forward.

Impact of Current Global Economic Conditions on Our Business

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing exposure relating to the current macroeconomic environment, including inflation and rising interest rates, geopolitical factors, including the ongoing conflict between Russia and Ukraine as well as in the Middle East and the responses thereto and supply chain disruptions. We are closely monitoring the impact of these factors on all aspects of our business, including their impact on our operations, financial position, cash flows, inventory, supply chains, global regulatory approvals, purchasing trends, customer payments, and the industry in general, in addition to the impact on our employees.

Recent Developments

Effective March 24, 2024, Cesar Johnston is no longer serving as President and Chief Executive Officer of the Company. Mr. Johnston will remain a member of the Company’s Board of Directors. The Board has initiated a search to identify a permanent successor as chief executive officer of the Company. In addition, as of March 24, 2024, the Board appointed Mallorie Burak to also serve as interim principal executive officer until the appointment of a permanent replacement chief executive officer for the Company. The Board also established an Office of the Chair, composed of Reynette Au, Chair of the Board, and Ms. Burak. The Office of the Chair will oversee strategic planning and direction of the Company, working closely with the Board, the senior leadership team, and other stakeholders to deliver the strategic mission of the Company.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported expenses during the reporting periods.

Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although we believe that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Going Concern. ASC 205-40 Presentation of Financial Statements - Going Concern, requires management to assess our ability to continue as a going concern. In accordance with this guidance, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Financial Statements are issued.

Determining the extent to which conditions or events raise substantial doubt about our ability to continue as a going concern requires significant judgment and estimation by us. Our significant estimates related to this analysis may include identifying business factors used in the forecasted financial results and liquidity. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates.

Results of Operations

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

For the Years Ended December 31, 2023 and 2022

Revenues. During 2023 and 2022, we recorded revenue of $474,184 and $851,321, respectively. The decrease in revenue in 2023 is primarily due to a decrease in production-level systems sales volume.

Expenses. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expense. Operating expenses for 2023 and 2022 were $22,573,929 and $27,537,646, respectively.

Cost of Revenue. Cost of revenue was $279,083 and $1,277,565, respectively, for 2023 and 2022. The decrease of $998,482 is primarily due to a decrease in sales volume.

Research and Development Expenses. Research and development costs for 2023 and 2022 were $10,810,570 and $12,497,781, respectively. The $1,687,211 decrease in research and development expenses in 2023 is primarily due to a $476,065 decrease in stock-based compensation from older awards becoming fully expensed prior to the current year, a $368,844 decrease in engineering supplies, components and chip development due to project timing, a $208,929 decrease in consulting and third-party services, a $147,763 decrease in patent legal fees, a $143,700 decrease in recruiting expense, a $101,972 decrease in postage, a $93,430 decrease in regulatory testing and a $77,992 decrease in regulatory legal fees.

Sales and Marketing Expenses. Sales and marketing expenses for 2023 and 2022 were $3,852,393 and $4,884,959, respectively. The $1,032,566 decrease in sales and marketing expenses in 2023 is primarily due to a $366,181 decrease in compensation, consisting of a $286,222 decrease in payroll costs due to a lower headcount within the department and a $79,959 decrease in stock-based compensation, a $188,879 decrease in engineering supplies and components used by sales and marketing staff for customer demonstrations, an $85,280 decrease in tradeshow costs, an $80,720 decrease in recruiting expense, a $65,384 decrease in legal fees, a $61,882 decrease in depreciation, a $53,237 decrease in bad debt expense and a $43,886 decrease in supplies and general office expense.

General and Administrative Expenses. General and administrative costs for 2023 and 2022 were $7,272,464 and $8,078,950, respectively. The $806,486 decrease in general and administrative expense in 2023 is primarily due to a $722,294 decrease in compensation, consisting of an $432,254 decrease in stock-based compensation primarily due to reduced expense recorded for Board of Directors and executive equity awards and a $290,040 decrease in payroll costs primarily due to the departure of the former Acting Chief Financial Officer during 2023, a $151,844 decrease in recruiting expense, a $144,729 decrease in insurance premiums, a $101,972 decrease in postage, a $62,772 decrease in supplies and general office expense, a $57,258 decrease in training, dues and subscriptions, a $25,285 decrease in travel costs and a $23,110 decrease in Board of Director fees, partially offset by a $263,781 increase in legal fees, a $156,037 increase in investor relations, consulting and third party services expenses, an $83,107 increase in accounting and audit fees and a $41,857 increase in annual meeting expense.

Severance Expense. Severance expense for 2023 and 2022 was $359,419 and $798,391, respectively. During 2023, severance expense was incurred in connection with the resignation of the former Acting Chief Financial Officer and the departure of six other employees. During 2022, severance expense was incurred in connection with the separation agreement with our former Senior Vice President of Marketing and Business Development.

Loss from Operations. Loss from operations for 2023 and 2022 was $22,099,745 and $26,686,325, respectively, primarily due to the factors described above.

Offering Costs from Warrant Liability. Offering costs related to warrant liability were $591,670 during 2023. We did not have a warrant liability as of December 31, 2022.

Change in Fair Value of Warrant Liability. Other income resulting from the change in fair value of the warrant liability was $2,515,425 during 2023. We did not have a warrant liability as of December 31, 2022.

Interest Income. Interest income for 2023 was $809,227, compared to $411,065 for 2022, primarily due to higher interest rates for our money market account.

Net Loss. As a result of the factors described above, net loss for 2023 was $19,366,763, compared to $26,275,260 for 2022.

Liquidity and Capital Resources

During 2023 and 2022, we recorded revenue of $474,184 and $851,321, respectively. We incurred a net loss of $19,366,763 and $26,275,260 for 2023 and 2022, respectively. Net cash used in operating activities was $19,248,510 and $23,636,747 for 2023 and 2022, respectively. We are currently meeting our liquidity requirements through the proceeds of securities offerings that raised net proceeds of $27,043,751 during 2021, $744,787 during 2022 and $6,916,775 during 2023, along with proceeds of $94,640 from the sale of stock to our CEO Cesar Johnston during 2023, contributions to the ESPP of $72,930 during 2023 and payments received from customers.

We believe our current cash on hand, together with the expected sale of common stock through registered offerings and pursuant to our ATM offering program during 2024, implementation of cost and expense reductions and anticipated revenues, will be sufficient to fund our operations through March 2025.

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

During 2023, cash flows used in operating activities were $19,248,510, consisting of a net loss of $19,366,763, less adjustments to reconcile net loss to net cash used in operating activities aggregating $816,144 (principally stock-based compensation of $1,677,950, amortization of operating lease ROU assets of $719,827, issuance costs allocated to warrant liability of $591,670, depreciation and amortization expense of $187,209 and inventory net realizable adjustment of $167,413, partially offset by a decrease in fair value of the warrant liability of $2,515,425), a $705,895 decrease in operating lease liabilities, a $536,477 decrease in accrued expenses, a $491,230 increase in inventory and a $282,918 decrease in accrued severance, partially offset by a $978,569 increase in accounts payable, a $288,406 increase in prepaid expenses and other current assets and a $54,299 decrease in accounts receivable. During 2022, cash flows used in operating activities were $23,636,747, consisting of a net loss of $26,275,260, less non-cash expenses aggregating $3,936,182 (representing principally stock-based compensation of $2,918,817, decrease in right-of-use lease assets of $730,452 and depreciation and amortization expense of $246,156), a $770,031 decrease in operating lease liabilities, a $558,923 decrease in accrued severance, a $305,192 decrease in accounts payable and a $105,821 increase in inventory, partially offset by a $267,097 increase in accrued expense and a $99,512 decrease in accounts receivable.

During 2023 and 2022, cash flows used in investing activities were $187,078 and $164,994, respectively. The cash used in 2022 primarily consisted of the purchases of new testing equipment and website redesign. The cash used in 2022 primarily consisted of purchases of components to build new testing equipment and the purchases of engineering software licenses.

During 2023, cash flows provided by financing activities were $7,084,345, which consisted of $4,239,584 in net proceeds from the sale of shares of our common stock pursuant to our ATM offering program, $2,677,191 in net proceeds from the issuance and sale of common stock and warrants in registered offerings, $94,640 in net proceeds from the sale of common stock to the Chief Executive Officer and $72,930 in proceeds from the ESPP. During 2022, cash flows provided by financing activities were $1,017,620, which consisted of $744,787 in net proceeds from the sale of shares of our common stock pursuant to our ATM offering program and proceeds from contributions to the ESPP of $272,833.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, we may be exposed to certain market risks, such as interest rates. However, after an assessment of these risks to our operations, we do not believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) will have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

Item 8. Financial Statements and Supplementary Data.

Energous Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Energous Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Energous Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company has incurred operating losses and negative cash flows from operations. As the Company is dependent on its ability to raise funds in the future, to continue as a going concern, it places higher reliance on projected financial information in ascertaining that no substantial doubt exists for it to continue as a going concern.

In evaluating management’s assessment of whether substantial doubt exists, and the projected financial information used in such an evaluation, we identified assessing the reasonableness of management’s such evaluation of the Company’s ability to continue as a going concern and related disclosures as a critical audit matter. This matter required a high degree of auditor judgment and increased effort when performing audit procedures to evaluate (1) the reasonableness of management’s forecasted revenues, operating expenses, and projected ending cash balance as of March 31, 2025, and (2) the adequacy of the consolidated financial statements disclosure related to the going concern assessment.

How the Critical Audit Matter was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included the following:

•
We evaluated the design of the internal control related to the Company’s going concern assessment.
•
We evaluated the reasonableness of the Company’s forecasted revenues, operating expenses, and the projected cash balance as of March 31, 2025 (collectively, “forecasts”), by (1) inquiring of the senior management to gain an understanding of the Company’s operations and strategy, and (2) testing the forecasts by challenging the significant assumptions used by management in calculating such forecasts.
•
We also assessed management’s ability to forecast revenue and cash flows by comparing prior year forecasts to actual financial results.
•
We assessed the adequacy of the consolidated financial statements’ disclosure related to the going concern assessment by comparing it to the audit evidence obtained.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2013.

San Jose, CA
March 28, 2024

Energous Corporation

BALANCE SHEETS

	As of
	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$13,936,050	$26,287,293
Accounts receivable, net	101,554	143,353
Inventory	429,638	105,821
Prepaid expenses and other current assets	539,145	827,551
Total current assets	15,006,387	27,364,018
Property and equipment, net	428,904	429,035
Operating right-of-use lease assets	1,240,042	1,959,869
Total assets	$16,675,333	$29,752,922
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,879,334	$900,765
Accrued expenses	1,253,937	1,790,414
Accrued severance	133,598	416,516
Warrant liability	619,575	—
Operating lease liabilities, current portion	707,251	705,894
Deferred revenue	27,082	29,727
Total current liabilities	4,620,777	3,843,316

Long-term liabilities:
Operating lease liabilities, long-term portion	556,879	1,264,131
Total liabilities	5,177,656	5,107,447

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized at December 31, 2023 and December 31, 2022; no shares issued or outstanding	—	—
Common Stock, $0.00001 par value, 200,000,000 shares authorized at December 31, 2023 and December 31, 2022; 5,471,121 and 3,947,267 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	930	789
Additional paid-in capital	393,538,809	387,319,985
Accumulated deficit	(382,042,062)	(362,675,299)
Total stockholders’ equity	11,497,677	24,645,475
Total liabilities and stockholders’ equity	$16,675,333	$29,752,922

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Revenue	$474,184	$851,321
Expenses:
Cost of revenue	279,083	1,277,565
Research and development	10,810,570	12,497,781
Sales and marketing	3,852,393	4,884,959
General and administrative	7,272,464	8,078,950
Severance expense	359,419	798,391
Total expenses	22,573,929	27,537,646
Loss from operations	(22,099,745)	(26,686,325)
Other (expense) income:
Offering costs related to warrant liability	(591,670)	—
Change in fair value of warrant liability	2,515,425	—
Interest income	809,227	411,065
Total other income	2,732,982	411,065
Net loss	$(19,366,763)	$(26,275,260)
Basic and diluted loss per common share	$(4.15)	$(6.78)
Weighted average shares outstanding, basic and diluted	4,663,594	3,874,295

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2022	3,833,360	$767	$383,383,550	$(336,400,039)	$46,984,278
Stock-based compensation - stock options	—	—	74,771	—	74,771
Stock-based compensation - restricted stock units (“RSUs”)	—	—	2,581,726	—	2,581,726
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	124,053	—	124,053
Stock-based compensation - performance share units (“PSUs”)	—	—	138,287	—	138,287
Issuance of shares for RSUs	51,162	10	(10)	—	—
Issuance of shares for PSUs	6,779	1	(1)	—	—
Shares purchased from contributions to the ESPP	17,297	3	272,830	—	272,833
Issuance of shares in an at-the-market ("ATM") placement, net of $73,403 in issuance costs	38,669	8	744,779	—	744,787
Net loss	—	—	—	(26,275,260)	(26,275,260)
Balance, December 31, 2022	3,947,267	789	387,319,985	(362,675,299)	24,645,475
Stock-based compensation - stock options	—	—	84,741	—	84,741
Stock-based compensation - RSUs	—	—	1,532,911	—	1,532,911
Stock-based compensation - ESPP	—	—	43,831	—	43,831
Stock-based compensation - PSUs	—	—	16,467	—	16,467
Issuance of shares for RSUs	64,062	9	(9)	—	—
Issuance of shares for PSUs	1,125	—	—	—	—
Shares purchased from contributions to the ESPP	20,366	3	72,927	—	72,930
Cash in lieu of shares from reverse stock split	(1,857)	—	—	—	—
Issuance of shares in an ATM placement, net of $197,647 in issuance costs	975,658	45	4,239,539	—	4,239,584
Issuance of shares in a sale of common stock, net of $3,166,139 in issuance costs and fair value of liability warrant	412,500	83	133,778	—	133,861
Issuance of shares in a sale of common stock to Chief Executive Officer	52,000	1	94,639	—	94,640
Net loss	—	—	—	(19,366,763)	(19,366,763)
Balance, December 31, 2023	5,471,121	$930	$393,538,809	$(382,042,062)	$11,497,677

The accompanying notes are an integral part of these financial statements.

Energous Corporation

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,366,763)	$(26,275,260)
Adjustments to reconcile net loss to:
Net cash used in operating activities:
Depreciation and amortization	187,209	246,156
Stock based compensation	1,677,950	2,918,837
Change in operating lease right-of-use assets	719,827	730,452
Inventory net realizable value adjustment	167,413	—
Bad debt (recovered) expensed	(12,500)	40,737
Change in fair value of warrant liability	(2,515,425)	—
Offering costs allocated to warrant liability	591,670	—
Changes in operating assets and liabilities:
Accounts receivable	54,299	99,512
Inventory	(491,230)	(105,821)
Prepaid expenses and other current assets	288,406	47,335
Other assets	—	11,991
Accounts payable	978,569	(305,192)
Accrued expenses	(536,477)	267,097
Accrued severance	(282,918)	(558,923)
Operating lease liabilities	(705,895)	(770,031)
Deferred revenue	(2,645)	16,363
Net cash used in operating activities	(19,248,510)	(23,636,747)
Cash flows from investing activities:
Purchases of property and equipment	(187,078)	(164,994)
Net cash from investing activities	(187,078)	(164,994)
Cash flows from financing activities:
Net proceeds from an ATM offering	4,239,584	744,787
Net proceeds from a registered offering of common stock and warrants	2,677,191	—
Proceeds from a sale of common stock to the Chief Executive Officer	94,640	—
Proceeds from contributions to employee stock purchase plan	72,930	272,833
Net cash provided by financing activities	7,084,345	1,017,620
Net decrease in cash and cash equivalents	(12,351,243)	(22,784,121)
Cash and cash equivalents - beginning	26,287,293	49,071,414
Cash and cash equivalents - ending	$13,936,050	$26,287,293
Supplemental disclosure of non-cash financing activities:
Increase in operating lease right-of-use assets and operating lease liabilities	$—	$2,071,336
Common stock issued for RSUs	$9	$10
Common stock issued for PSUs	$—	$1

The accompanying notes are an integral part of these financial statements.

ENERGOUS CORPORATION

Notes to Financial Statements

Note 1 – Business Organization, Nature of Operations

Description of Business

Energous Corporation ("the Company") has developed a wireless power networks technology (“WPNT”), consisting of semiconductor chipsets, software controls, hardware designs and antennas, that enable radio frequency (“RF”) based charging for Internet of Things (“IoT”) devices. The WPNT has a broad spectrum of capabilities to enable the next generation of wireless power networks, delivering power and data in a seamless device portfolio. This includes near field and at-a-distance wireless charging with multiple power levels at various distances.

The Company believes its technology is innovative in its approach, in that the Company is developing solutions that charge IoT devices using RF technology. To date, the Company has developed and released to production multiple transmitters and receivers, including prototypes and partner production designs. The transmitters vary based on form factor and power specifications and frequencies, while the receivers are designed to support a myriad of wireless charging applications including:

Device Type	Application
RF Tags	Cold Chain, Asset Tracking, Medical IoT
IoT Sensors	Cold Chain, Logistics, Asset Tracking
Electronic Shelf Labels	Retail and Industrial IoT

The first end product featuring the Company's technology entered the market in 2019. The Company started shipping its first at-a-distance wireless PowerBridges for commercial IoT applications in the fourth quarter of 2021 and expects additional wireless power enabled products to be released as the Company's business moves forward.

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

Note 2 – Liquidity and Management Plans

During the years ended December 31, 2023 and 2022, the Company has recorded revenue of $474,184 and $851,321, respectively. The Company incurred a net loss of $19,366,763 and $26,275,260 for the years ended December 31, 2023 and 2022, respectively. Net cash used in operating activities was $19,248,510 and $23,636,747 for the years ended December 31, 2023 and 2022, respectively. However, the Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $27,043,751 during 2021, $744,787 during 2022 and $6,916,775 during 2023, along with proceeds from the sale of the Company's common stock to Cesar Johnston, the Company's President and Chief Executive Officer, contributions to the employee stock purchase plan (“ESPP”) and payments received from customers.

As of December 31, 2023, the Company had cash on hand of $13,936,050. The Company expects that cash and cash equivalents as of December 31, 2023, together with anticipated additional proceeds from the ATM financing during 2024, proceeds from the Company's securities offering that closed on February 20, 2024, continued cost and expense reductions and collections generated by anticipated revenues, will be sufficient to fund the Company's operations through March 2025.

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

Note 3 – Summary of Significant Accounting Policies, continued

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

Note 3 – Summary of Significant Accounting Policies, continued

The carrying amounts of the Company’s financial assets and liabilities, such as cash, cash equivalents, prepaid expenses, other current assets, and accounts payable & accrued expenses, are an approximate of their fair values because of the short maturity of these instruments. The Company’s derivative liabilities recognized at fair value on a recurring basis are a level 3 measurement (see Note 11 – Fair Value Measurement).

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

The Company’s revenue consists of its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the years ended December 31, 2023 and 2022, the Company recognized $474,184 and $851,321 in revenue, respectively.

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

Inventory

The Company follows ASC Topic 330, Inventory (“Topic 330”) to account for its inventory, which includes finished goods ready for sale, work in process and raw materials, at the lower of cost or net realizable value. Net realizable value is calculated at the end of each reporting period and adjustment, if needed, is made. Cost is determined by the first-in, first-out ("FIFO") method.

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $10,810,570 and $12,497,781 for the years ended December 31, 2023 and 2022, respectively.

Note 3 – Summary of Significant Accounting Policies, continued

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with accounting guidance that requires awards to be recorded at their fair value on the date of grant and are amortized over the vesting period of the award. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the award, which is typically the vesting term of the equity instrument issued. Forfeitures are recognized as they occur.

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees may purchase a limited number of shares of the Company’s stock at a 15% discount from the lower of the closing market prices measured on the first and last days of each half-year period. The Company recognizes stock-based compensation expense for the fair value of the purchase options, as measured on the grant date.

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2023, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2023 and 2022. The Company files income tax returns with the United States and California governments.

Property and Equipment

The Company currently uses the following expected life terms for depreciating property and equipment: computer software – 1-2 years, computer hardware – 3 years, furniture and fixtures – 7 years, leasehold improvements – remaining life of the lease.

Accounting for Reverse Stock Split

During the year ended December 31, 2023, the Company effected a reverse stock split of its common stock at a ratio of 1-for-20 (See Note 1 - Business Organization, Nature of Operations, Reverse Stock Split). On August 15, 2023, the Company had 92,069,632 shares of common stock issued and outstanding prior to the reverse stock split taking effect. On August 16, 2023, the Company had 4,601,654 shares of outstanding common stock after the reverse stock split became effective. No fractional shares were issued in connection with the reverse stock split, and stockholders of record who would have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof. The Company paid approximately $6,250 for cash in lieu of fractional shares. The par value of the Company's common stock did not change and no adjustments to historical par value were made. All information presented in the accompanying financial statements, unless otherwise indicated herein, reflects the 1-for-20 reverse stock split of the Company’s outstanding shares of common stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such reverse stock split.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 582,567 and 206,603 for the years ended December 31, 2023 and 2022, respectively, because their inclusion would be antidilutive.

Note 3 – Summary of Significant Accounting Policies, continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2023	2022
Warrants issued to private investors	495,833	83,333
Options to purchase common stock	15,000	15,013
RSUs	71,734	108,257
Total potentially dilutive securities	582,567	206,603

The table above includes 83,333 warrants expiring March 1, 2024, with an exercise price of $200.00 and 412,500 warrants expiring on March 28,2029, which have an exercise price of $1.66.

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

Note 4 – Property and Equipment

Property and equipment are as follows:

	As of December 31,
	2023	2022
Computer software	$900,641	$978,147
Computer hardware	2,283,837	2,144,364
Furniture and fixtures	488,465	488,465
Leasehold improvements	782,538	782,538
	4,455,481	4,393,514
Less – accumulated depreciation	(4,026,577)	(3,964,479)
Total property and equipment, net	$428,904	$429,035

The Company disposed of $125,112 and $166,192 in property and equipment during the years ended December 31, 2023 and 2022, respectively. Total depreciation and amortization expense of the Company’s property and equipment was $187,209 and $246,156 for the years ended December 31, 2023 and 2022, respectively.

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2023	2022
Accrued compensation	$992,743	$1,306,503
Accrued legal expenses	147,506	298,546
Other accrued expenses	113,688	185,365
Total	$1,253,937	$1,790,414

Note 6 – Commitments and Contingencies

Operating Leases

San Jose Lease

On May 20, 2022, the Company signed a lease amendment to the existing lease of its office space at its corporate headquarters in San Jose, California, extending the term of the lease for an additional three years. Upon signing the lease amendment, the Company recorded a new ROU lease asset of $2,071,336 and operating lease liability of $2,071,336, using a present value discount rate of 3.0% which was used as an incremental borrowing rate for a hypothetical fully collateralized real estate transaction. Upon expiration of the original lease on September 30, 2022, the new monthly lease payment starting October 1, 2022 was $58,903, subject to annual escalations up to a maximum monthly lease payment of $62,490.

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

Operating Lease Commitments

The Company follows ASC 842, Leases, (“Topic 842”) and recognizes the required ROU assets and operating lease liabilities on its balance sheet. The Company anticipates having future total lease payments of $1,295,905 during the period from the first quarter of 2024 to the third quarter of 2025. As of December 31, 2023, the Company has total operating lease right-of-use assets of $1,240,042, current portion operating lease liabilities of $707,251 and long-term portion of operating lease liabilities of $556,879. The weighted average remaining lease term is 1.75 years as of December 31, 2023.

Note 6 – Commitments and Contingencies, continued

Operating Leases, continued

Operating Lease Commitments, continued

The future minimum lease payments for leased locations are as follows:

For the Year Ended December 31,	Amount
2024	733,497
2025	562,408
Total future lease payments	1,295,905
Present value discount (3.0% weighted average)	(31,775)
Total operating lease liabilities	$1,264,130

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

During the years ended December 31, 2023 and 2022, the Company recognized a total of $698,842 and $1,293,875, respectively, in expense under the Bonus Plan. As of December 31, 2023, $530,888 of the 2023 amount was not yet paid and is included in accrued expenses. The expense under the Bonus Plan is recorded under operating expenses on the Company’s Statement of Operations within each executive’s department.

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

Under the offer letter, Mr. Johnston will receive an annual base salary of $400,000 per year. Beginning in year 2022, he is eligible to receive a discretionary annual bonus of up to 100% of his base salary, at the recommendation of the Company’s Compensation Committee, with the approval of the Company’s Board of Directors. In addition, as an inducement to accept his appointment as Chief Executive Officer, Mr. Johnston received, subject to continued employment, (a) a special one-time sign-on bonus in the amount of $120,000, payable in two equal installments of $60,000 each on the first payroll date in 2022 and the first payroll date after December 6, 2022, (b) a grant of 7,500 restricted stock units to acquire shares of the Company’s common stock, one third of which vested on December 6, 2022 and the remaining two thirds of which will vest in eight equal installments of 625 each on each quarterly anniversary thereafter and (c) a grant of an option to purchase 15,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date, half of which shall vest on December 31, 2023, a quarter of which shall vest on December 31, 2024 and the remainder of which shall vest on December 31, 2025.

Also pursuant to the terms of his offer letter, Mr. Johnston is eligible for (a) an additional equity award in the amount of 14,350 PSUs to acquire shares of the Company’s common stock, to vest at various amounts to be agreed upon by the Board per year over a three year period commencing January 1, 2022 and ending December 31, 2024, upon the achievement of performance criteria to be mutually established by Mr. Johnston and the Compensation Committee, and (b) an additional equity award of up to 1,250 PSUs per calendar year for each of 2022, 2023 and 2024, based on outperformance of agreed upon goals per calendar year, as determined by the Compensation Committee with approval of the Board. On July 20, 2022, the Board approved, by unanimous written consent, the grant to Mr. Johnston of up to 14,350 PSUs pursuant to the terms of Mr. Johnston’s offer letter. The 14,350 PSUs that have been approved shall vest as follows: (a) up to 9,350 PSU shares shall vest on December 31, 2022, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics previously determined by the Compensation Committee and approved by the Board, and (b) up to an additional 2,500 PSU shares shall vest on each of December 31, 2023 and December 31, 2024, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics to be recommended by the Compensation Committee and approved by the Board at a subsequent date. As of December 31, 2023, the Board had not yet approved the performance criteria applicable to the up to 2,500 PSU shares that will vest on December 31, 2024; therefore, these 2,500 PSUs have not been considered granted.

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

As of December 31, 2023 and 2022, the Company had $0 and $411,607, respectively, in unpaid severance expense pertaining to Mr. Rizzone's Separation Agreement.

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

The Company recorded $798,391 in total severance expense pertaining to Mr. Sahejpal’s departure for the year ended December 31, 2022, including $252,609 in stock-based compensation as a result of accelerated vesting of RSUs. As of December 31, 2023, the Company had no unpaid accrued severance expense pertaining to Mr. Sahejpal's agreement.

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

As of December 31, 2023, the Company had accrued unpaid severance expense of $127,593 pertaining to Mr. Mannina's agreement.

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

On October 4, 2021, the Company filed a prospectus supplement covering the offering, issuance and sale of up to an additional $35,000,000 of shares of the Company’s common stock pursuant to the ATM Program. The Company raised net proceeds of $27,043,751 (net of $868,122 in issuance costs), during 2021 under the ATM Program. During 2022, the Company raised an additional $744,787 (net of $73,403 in issuance costs). During 2023, the Company raised an additional $3,555,563 (net of $162,799 in issuance costs). As of December 31, 2023, there is no amount remaining in the Prior Shelf due to its expiration on September 24. 2023.

On November 15, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on December 16, 2021 (the "Current Shelf"). This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $100,000,000. Pursuant to this registration statement, on March 28, 2023, the Company completed an underwritten offering pursuant to which it issued and sold an aggregate of (i) 412,500 shares of its common stock (the “Shares”) and (ii) warrants to purchase up to 412,500 shares of its common stock (the “2023 Warrants”), for net proceeds of $2,677,191, after deducting underwriting discounts, commission and expenses payable by the Company. The 2023 Warrants were immediately exercisable upon issuance and have a term of six years and an exercise price of $8.00. The Company allocated the proceeds received first to the 2023 Warrants based on the fair value of the 2023 Warrants as determined at initial measurement, with the remaining proceeds allocated to the Shares (see Note 7 – Warrant Liability and Note 8 – Fair Value Measurements). Pursuant to the terms of the 2023 Warrants, the exercise price was adjusted to $1.66 as of December 31, 2023.

On August 30, 2023, the Company filed a prospectus supplement to the Current Shelf covering the offering, issuance and sale of up to an additional $25,000,000 of shares of the Company’s common stock pursuant to the ATM Program. During 2023, the Company raised $684,021 (net of $34,848 in issuance costs) under the ATM Program. As of December 31, 2023, the Company has $24,281,132 remaining available under the ATM Program.

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

As of December 31, 2023, 118,877 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2014 Non-Employee Equity Compensation Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 40,000 shares, bringing to 82,500 the total number of shares approved for issuance under that plan.

As of December 31, 2023, 29,137 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 85,000 shares, bringing to 255,505 the total number of shares approved for issuance under that plan.

As of December 31, 2023, 108,897 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

2017 Equity Inducement Plan

On December 28, 2017, the Board approved the 2017 Equity Inducement Plan (“2017 Plan”). Under the 2017 Plan, the Board reserved 30,000 shares for the grant of RSUs. These grants will be administered by the Board or a committee of the Board. These awards will be granted to individuals who (a) are being hired as an employee by the Company or any subsidiary and such award is a material inducement to such person being hired; (b) are being rehired as an employee following a bona fide period of interruption of employment with the Company or any subsidiary; or (c) will become an employee of the Company or any subsidiary in connection with a merger or acquisition.

On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Plan by 100,000 shares. As of December 31, 2023, 51,084 shares of common stock remain available to be issued through equity-based instruments under the 2017 Plan.

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

Note 8 – Stock Based Compensation, continued

Equity Incentive Plans, continued

Employee Stock Purchase Plan, continued

As of December 31, 2023, 14,716 shares of common stock remain eligible to be issued under the ESPP. For the year ended December 31, 2023, eligible employees contributed $72,930 through payroll deductions to the ESPP and 20,336 shares were deemed delivered for the year ended December 31, 2023. For the year ended December 31, 2022, eligible employees contributed $272,833 through payroll deductions to the ESPP and 17,297 shares were deemed delivered for the year ended December 31, 2022.

Stock Option Award Activity

In February 2022, the Board granted our Chief Executive Officer 15,000 stock options under the 2013 Equity Incentive Plan at an exercise price of $25.40 per share with half of the options vesting on the second anniversary of the vesting start date and a quarter of the options vesting on each of the next two anniversaries of the vesting start date. No options were granted during the year ended December 31, 2023.

The Company estimated the fair value of stock options granted during 2022 using the Black-Scholes option pricing model. The fair values of stock options granted during 2022 were estimated using the following assumptions:

Year Ended December 31, 2022
Stock price	$25.40
Dividend yield	0%
Expected volatility	108%
Risk-free interest rate	1.92%
Expected life	5.6 years

The following is a summary of the Company’s stock option activity during the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding at January 1, 2023	15,013	$25.42	8.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(13)	49.80	—	—
Outstanding at December 31, 2023	15,000	$25.40	7.9	$—
Exercisable at January 1, 2023	13	$49.80	0.3	$—
Vested	7,500	25.40	—	—
Exercised	—	—	—	—
Forfeited	(13)	49.80	—	—
Exercisable at December 31, 2023	7,500	$25.40	7.9	$—

As of December 31, 2023, the unamortized value of options was $148,948. The unamortized amount will be expensed over a weighted average period of 1.9 years.

The aggregate intrinsic value of options exercised was $0 for the years ended December 31, 2023 and 2022.

Note 8 – Stock Based Compensation, continued

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2023, the Compensation Committee granted various employees RSUs covering 3,439 shares of common stock under the 2013 Equity Incentive Plan . The awards vest over five years.

During the year ended December 31, 2023, the Compensation Committee granted various non-employees RSUs covering 6,223 shares of common stock under the 2014 Non-Employee Equity Compensation Plan. The awards granted vest over terms ranging from one to four years.

During the year ended December 31, 2023, the Compensation Committee granted employees RSUs covering 30,750 shares of common stock under the 2017 Equity Inducement Plan. The awards vest over four years.

At December 31, 2023, the unamortized value of the RSUs was $1,130,709. The unamortized amount will be expensed over a weighted average period of 1.8 years. A summary of the activity related to RSUs for the year ended December 31, 2023 is presented below:

	Total	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	108,251	$32.67
RSUs granted	40,412	$12.81
RSUs forfeited	(12,902)	$25.40
RSUs vested	(64,027)	$30.58
Unvested at December 31, 2023	71,734	$24.65

Performance Share Units (“PSUs”)

Performance share units (“PSUs”) are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s revenue and achievement of sales and marketing goals.

On July 20, 2022, the Board granted the Company’s Chief Executive Officer, Cesar Johnston, up to 14,350 PSUs under the Company’s 2015 Performance Share Unit Plan pursuant to the terms of Mr. Johnston’s offer letter with the Company (See Note 6 – Commitments and Contingencies). The up to 14,350 PSUs that have been approved shall vest as follows: (a) up to 9,350 PSU shares shall vest on December 31, 2022, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics previously determined by the Compensation Committee and approved by the Board, (b) up to an additional 2,500 PSU shares shall vest on December 31, 2023, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics determined and granted by the Board on May 17, 2023, and (c) up to an additional 2,500 PSU shares shall vest on December 31, 2024, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics to be recommended by the Compensation Committee and approved by the Board at a subsequent date. As of December 31, 2022, 6,779 PSUs were achieved, vested and deemed delivered on that date. As of December 31, 2023, an additional 1,125 PSUs were achieved, vested and deemed delivered on that date. As of December 31, 2023, the performance criteria for the additional 2,500 PSUs that shall vest on December 31, 2024 have not been approved by the Board.

Note 8 – Stock Based Compensation, continued

Performance Share Units (“PSUs”), continued

At December 31, 2023, the unamortized value of all PSUs was $0. A summary of the activity related to PSUs for the year ended December 31, 2023 is presented below:

	Total	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	—	$—
PSUs granted	2,500	$6.16
PSUs forfeited	(1,375)	$6.16
PSUs vested	(1,125)	$6.16
Unvested at December 31, 2023	—	$—

Employee Stock Purchase Plan (“ESPP”)

During the years ended December 31, 2023 and 2022, there were two offering periods per year for the ESPP. The first offering period started on January 1 of each year and concluded on June 30 of each year. The second offering period started on July 1 of each year and concluded on December 31 of each year.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under the ESPP was approximately $4.66 and $7.29 during the years ended December 31, 2023 and 2022, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recorded stock-based compensation expense for the plan of $43,831 and $124,053 for the years ended December 31, 2023 and 2022, respectively.

The Company estimated the fair value of the purchase options granted during the years ended December 31, 2023 and 2022 using the Black-Scholes option pricing model. The fair values of the purchase options granted were estimated using the following assumptions:

For the Year Ended December 31, 2023
Stock price range	$4.80 – 16.72
Dividend yield	0%
Expected volatility range	59 – 67%
Risk-free interest rate range	4.42 – 5.47%
Expected life	6 months

For the Year Ended December 31, 2022
Stock price range	$19.20 - 25.00
Dividend yield	0%
Expected volatility range	61 – 68%
Risk-free interest rate range	0.06 – 2.52%
Expected life	6 months

Note 8 – Stock Based Compensation, continued

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Options	$84,741	$74,771
RSUs	1,532,911	2,581,726
PSUs	16,467	138,287
ESPP	43,831	124,053
Total	$1,677,950	$2,918,837

The total amount of stock-based compensation was reflected within the statements of operations as:

	For the Years Ended December 31,
	2023	2022
Research and development	$658,041	$1,134,106
Sales and marketing	368,388	448,347
General and administrative	651,521	1,083,775
Severance expense	—	252,609
Total	$1,677,950	$2,918,837

Note 9 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance as of December 31, 2023.

Note 9 – Income Taxes, continued

As of December 31, 2023 and 2022, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31,
	2023	2022
Deferred tax assets:
Research and development tax credits	$11,638,252	$10,526,768
Net operating loss carryovers	83,393,532	76,477,629
Property and equipment	147,008	162,698
Research and development costs	8,652,830	9,829,326
Start-up and organizational costs	9,884	9,275
Stock-based compensation	118,807	283,285
Operating lease liability	353,749	551,284
Other accruals	351,214	464,948
Total gross deferred tax assets	104,665,276	98,305,213
Less: valuation allowance	(104,318,267)	(97,756,771)
Total deferred tax assets	347,009	548,442
Deferred tax liabilities:
Operating lease right-of-use asset	(347,009)	(548,442)
Total deferred tax liabilities	(347,009)	(548,442)
Total deferred taxes, net	$—	$—

The change in the Company’s valuation allowance is as follows:

	2023	2022
January 1,	$97,756,771	$93,718,497
Increase in valuation allowance	6,561,496	4,038,274
December 31,	$104,318,267	$97,756,771

The Company has federal and state net operating loss carryforwards of approximately $297,696,000 and $298,948,000, respectively, available to offset future taxable income. The federal and state NOL carryforwards will expire at various dates beginning in 2033. The Company has federal and state research and development tax credit carryforwards of approximately $7,152,000 and $5,678,000, respectively. The federal R&D credit carryforwards will expire beginning in 2032 and state R&D credit carryforwards do not expire. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company. Although management believes that the Company may have sufficient future taxable income to absorb the net operating loss carryforwards and research and development tax credit carryforwards before the expiration of the carryforward period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2023 and 2022.

The Inflation Reduction Act (IRA) of 2022 was signed into law by President Joe Biden on August 16, 2022. The IRA provides several tax incentives, including the expanded Internal Revenue Code (IRC) Section 179D deduction, increased ability to leverage the R&D credit to offset payroll taxes for eligible start-up businesses, and 15% alternative minimum tax (AMT) for corporations with average income more than $1 billion for the past three tax period. The provisions do not have material impact to the Company for the 2023 tax year and the Company will continue to monitor the effect of this legislation.

Note 9 – Income Taxes, continued

IRC Section 382 imposes limitations on the use of net operating loss carryforwards when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryforward. The Company completed a Section 382 analysis as of December 31, 2023 and determined that none of its NOLs or R&D credits would be limited.

	For the Year Ended December 31,
	2023	2022
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes	(8.8)	(4.4)
Permanent differences:
Stock-based compensation	0.1	12.4
Executive compensation	—	—
Research and development tax credits	(4.0)	(2.4)
Increase in valuation allowance	33.9	15.4
Mark-to-market warrant liability	(2.1)	—
Other	1.9	—
Effective income tax rate	0.0%	0.0%

Note 10 - Warrant Liability

2023 Warrants

In March 2023, the Company issued 412,500 warrants to purchase up to 412,500 shares of its common stock. The 2023 Warrants have a six-year term and were exercisable upon issuance on March 28, 2023. At issuance, each 2023 Warrant was exercisable for one share of the Company’s common stock at a price of $8.00 per share. As of December 31, 2023, the exercise price of the 2023 Warrants was adjusted to $1.66 per share (subject to further adjustment in certain circumstances, including in the event of stock dividends and splits; recapitalizations; change of control transactions; and issuances or sales of, or agreements to issue or sell, shares of common stock or common stock equivalents at a price per share less than the then-applicable exercise price for the 2023 Warrants, including sales under the ATM, the “Exercise Price”).

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

Note 10 - Warrant Liability, continued

The Company accounted for the 2023 Warrants in accordance with the derivative guidance contained in ASC 815-40, as the warrants did not meet the criteria for equity treatment. The Company believes that the adjustments to the Exercise Price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the 2023 Warrants are not eligible for an exception from derivative accounting. As such, the 2023 Warrants were initially measured at fair value and recorded as a liability in the amount of $3,135,000. As of December 31, 2023, all 2023 Warrants were outstanding. As of December 31, 2023, the fair value of the warrant liability was $619,575. The Company recorded a change in fair value of the warrant liability of $2,515,425 for the year ended December 31, 2023.

Note 11 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Balance as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,936,050	$–	$–	$13,936,050
Liabilities:
Warrant liability	$–	$–	$619,575	$619,575

	Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$26,287,293	$–	$–	$26,287,293
Liabilities:
Warrant liability	$–	$–	$–	$–

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

The key inputs into the Monte Carlo simulation model for the 2023 Warrants are as follows:

	At March 31, 2023	At June 30, 2023	At September 30, 2023	At December 31, 2023
Share price	$10.80	$4.80	$1.60	$1.83
Exercise price	$8.00	$8.00	$1.66	$1.66
Term (in years)	6.0	5.7	5.5	5.2
Volatility	65%	65%	75%	85%
Risk-free rate	3.6%	4.1%	4.6%	3.8%
Dividend yield	0%	0%	0%	0%

The decrease in the fair value of the 2023 Warrant liability was determined to be $2,515,425 during the year ended December 31, 2023, respectively (see Note 10 – Warrant Liability).

Note 12 – Related Party Transactions

In November 2016, the Company and Dialog entered into the Alliance Agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 6 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 86,985 shares and received warrants to purchase up to 70,878 shares. As of December 31, 2023, none of the warrants remain outstanding. Dialog presently owns approximately 1.6% of the Company’s outstanding common shares. The Company did not record any revenue under the Alliance Agreement during the years ended December 31, 2023 and 2022. The Company incurred $87,701 and $0 in chip development expense from Renesas Electronics Corporation, which acquired Dialog in August 2021 ("Renesas"), during the years ended December 31, 2023 and 2022, respectively.

On September 20, 2021, the Company was notified by Dialog, then acquired by Renesas Electronics Corporation, that it was terminating the Alliance Agreement between the Company and Dialog.

Note 13 – Customer Concentration

Three customers accounted for approximately 70% of the Company’s revenue for the year ended December 31, 2023 and one customer accounted for approximately 50% of the Company’s revenue for the year ended December 31, 2022. Two customers accounted for approximately 88% of the Company’s accounts receivable balance as of December 31, 2023. One customer accounted for approximately 87% of the Company’s accounts receivable balance as of December 31, 2022.

Note 14 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2023, through the date which the financial statements are issued.

On February 15, 2024, the Company entered into a securities purchase agreement with an institutional investor, providing for the issuance and sale by the Company, in a registered direct offering (the “Offering”), of (i) 570,000 shares of the Company’s common stock, par value $0.00001 (“Common Stock”), (ii) pre-funded warrants to purchase up to 450,409 shares of Common Stock (referred to individually as a “Pre-Funded Warrant” and collectively as the “Pre-Funded Warrants”), and (iii) warrants to purchase up to an aggregate of 1,020,409 shares of Common Stock (referred to individually as a “Warrant” and collectively as the “Warrants”). Each share of Common Stock and Pre-Funded Warrant was offered and sold together with an accompanying Warrant at a combined price of $1.96 per share of Common Stock or Pre-Funded Warrant, as applicable. Each Pre-Funded Warrant and Warrant is exercisable at any time on or after the date of issuance to purchase one share of Common Stock at a price of either $0.001 per share, in the case of the Pre-Funded Warrants, or $1.84 per share, in the case of the Warrants. The Pre-Funded Warrants expire when they are exercised in full, and the Warrants expire five years from the date of issuance.

The Offering closed on February 20, 2024. The Company received net proceeds of approximately $1.8 million from the Offering, after deducting placement agent fees and estimated offering expenses payable by the Company.

On March 26, 2024, the Company announced that effective March 24, 2024 Cesar Johnston is no longer serving as President and Chief Executive Officer. Mr. Johnston will remain a member of the Board. No agreement pertaining to Mr. Johnston's departure has yet been signed.

Except for the events stated above, no events have occurred that would require adjustment to the amounts, or disclosures, in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, have assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that our internal controls over financial reporting were effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Our officers (as defined by Rule 16-1(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) ("Section 16 Officers") and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions and written plans as "Rule 10b5-1 trading plans" and each one as a "Rule 10b5-1 trading plan." During the fiscal quarter ended December 31, 2023, no Section 16 officer or director adopted, modified or terminated a Rule 10b5-1 trading plan.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by Item 12 will be included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.

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

3.1

Second Amended and Restated Certificate of Incorporation of Energous Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020)

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2023)

3.3

Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014)

4.1

Specimen Certificate representing shares of common stock of Energous Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)

4.2	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2019)

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934+

4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on March 27, 2023).

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on February 20, 2024).

10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2021)*

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

10.19

Offer Letter effective as of October 9, 2014 between Energous Corporation and Neeraj Sahejpal (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)*

10.20	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)*

10.21	Energous Corporation MBO Bonus Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)*

Exhibit No.	Description of Document
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

10.24	2013 Equity Incentive Plan, as amended and restated on June 14, 2023 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on May 1, 2023).*

10.25

Energous Corporation Employee Stock Purchase Plan, as amended on June 14, 2023 (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on May 1, 2023).*

10.26

Letter Agreement by and between Energous Corporation and William Mannina dated July 28, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2023)*

10.27

Burak Offer Letter by and between Energous Corporation and Mallorie Burak, dated December 1, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 16, 2024)*

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

23.1	Consent of Marcum LLP +

24.1	Power of Attorney (included on signature page) +

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 +

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ++

97.1	Clawback Policy+

101.INS	Inline XBRL Instance Document +

101.SCH	Inline XBRL Taxonomy Extension Schema Document +

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document +

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

* Indicates a management contract or any compensatory plan, contract or arrangement.

+ Filed herewith.

++Furnished herewith.

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

ENERGOUS CORPORATION

Dated: March 28, 2024	By:	/s/ Mallorie Burak
Mallorie Burak
Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned officers and directors of Energous Corporation, a Delaware corporation, do hereby constitute and appoint Mallorie Burak as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mallorie Burak	Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 28, 2024
Mallorie Burak

/s/ Reynette Au	Director and Board Chair	March 28, 2024
Reynette Au

/s/ Rahul Patel	Director	March 28, 2024
Rahul Patel

/s/ J. Michael Dodson	Director	March 28, 2024
J. Michael Dodson

/s/ David Roberson	Director	March 28, 2024
David Roberson

/s/ Cesar Johnston	Director	March 28, 2024
Cesar Johnston