Form 10-Q
period 2024-03-31
Energous Corp
filed 2024-05-14
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 10, 2024, there were 6,538,240 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	March 31, 2024	December 31, 2023
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$10,655	$13,876
Restricted cash	60	60
Accounts receivable, net	27	102
Inventory	623	430
Prepaid expenses and other current assets	316	539
Total current assets	11,681	15,007

Property and equipment, net	382	429
Operating lease right-of-use assets	1,029	1,240
Total assets	$13,092	$16,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,532	$1,879
Accrued expenses	1,170	1,254
Accrued severance expense	1,469	134
Warrant liability	702	620
Operating lease liabilities, current portion	684	707
Deferred revenue	10	27
Total current liabilities	5,567	4,621

Operating lease liabilities, long-term portion	369	557
Total liabilities	5,936	5,178

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued or outstanding as of March 31, 2024 and December 31, 2023.	—	—
Common Stock, $0.00001 par value, 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 6,085,766 and 5,471,121 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	1	1
Additional paid-in capital	395,796	393,539
Accumulated deficit	(388,641)	(382,042)
Total stockholders’ equity	7,156	11,498
Total liabilities and stockholders’ equity	$13,092	$16,676

(1)	The condensed balance sheet as of December 31, 2023 was derived from the audited balance sheet as of that date.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2023, as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$64	$97
Costs and expenses:
Cost of revenue	109	139
Research and development	2,349	3,079
Sales and marketing	873	1,212
General and administrative	1,835	1,961
Severance expense	1,563	—
Total costs and expenses	6,729	6,391
Loss from operations	(6,665)	(6,294)
Other income (expense):
Offering costs related to warrant liability	—	(592)
Change in fair value of warrant liability	(82)	—
Interest income	148	233
Total other income (expense)	66	(359)
Net loss	$(6,599)	$(6,653)
Basic and diluted loss per common share	$(1.11)	$(1.63)
Weighted average shares outstanding, basic and diluted	5,961,186	4,070,438

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2023, as dicussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except for share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2024	5,471,121	$1	$393,539	$(382,042)	$11,498
Stock-based compensation - options	—	—	72	—	72
Stock-based compensation - restricted stock units (“RSUs”)	—	—	313	—	313
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	19	—	19
Issuance of shares for RSUs	16,775	—	—	—	—
Proceeds from contributions to the ESPP	—	—	36	—	36
Issuance of shares in an at-the-market (“ATM”) placement, net of $2 in issuance costs	27,870	—	47	—	47
Issuance of shares in a sale of common stock, pre-funded warrants and warrants, net of $230 in issuance costs	570,000	—	1,770	—	1,770
Net loss	—	—	—	(6,599)	(6,599)
Balance as of March 31, 2024	6,085,766	$1	$395,796	$(388,641)	$7,156

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	3,947,267	$1	$387,320	$(362,675)	$24,646
Stock-based compensation - options	—	—	21	—	21
Stock-based compensation - RSUs	—	—	476	—	476
Stock-based compensation - ESPP	—	—	25	—	25
Issuance of shares for RSUs	9,347	—	—	—	—
Proceeds from contributions to the ESPP	—	—	65	—	65
Issuance of shares in an ATM placement, net of $69 in issuance costs	182,511	—	2,675	—	2,675
Issuance of shares in a sale of common stock, net of $3,166 in issuance costs and fair value of liability warrant	412,500	—	134	—	134
Net loss	—	—	—	(6,653)	(6,653)
Balance as of March 31, 2023	4,551,625	$1	$390,716	$(369,328)	$21,389

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2023, as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,599)	$(6,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	46
Stock based compensation	404	522
Inventory net realizable value adjustment	—	111
Allowance for credit losses	—	(13)
Change in fair value of warrant liability	82	—
Offering costs allocated to warrants	—	592
Changes in operating assets and liabilities:
Accounts receivable, net	75	56
Inventory	(193)	(77)
Prepaid expenses and other current assets	223	178
Operating lease right-of-use assets	160	181
Accounts payable	(347)	450
Accrued expenses	(84)	(420)
Accrued severance expense	1,335	(167)
Operating lease liabilities	(160)	(176)
Deferred revenue	(17)	6
Net cash used in operating activities	(5,073)	(5,364)
Cash flows from investing activities:
Purchases of property and equipment	(1)	—
Net cash used in investing activities	(1)	—
Cash flows from financing activities:
Net proceeds from an ATM offering	47	2,675
Net proceeds from a sale of common stock and warrant issuance	1,770	2,677
Proceeds from contributions to the ESPP	36	65
Net cash provided by financing activities	1,853	5,417
Net decrease in cash, cash equivalents and restricted cash	(3,221)	53
Cash, cash equivalents and restricted cash - beginning	13,936	26,287
Cash, cash equivalents and restricted cash - ending	$10,715	$26,340
Supplemental disclosure of non-cash investing and financing activities:
Decrease in operating lease right-of-use assets and operating lease liabilities from incremental borrowing rate change	$51	$—

The accompanying notes are an integral part of these condensed financial statements.

Note 1 - Business Organization, Nature of Operations

Description of Business

Energous Corporation (the “Company”) has developed a wireless power networks technology (“WPNT”), consisting of semiconductor chipsets, software controls, hardware designs and antennas, that enable radio frequency (“RF”) based charging for Internet of Things (“IoT”) devices. The WPNT has a broad spectrum of capabilities to enable the next generation of wireless power networks, delivering power and data in a seamless device portfolio. This includes near field and at-a-distance wireless charging with multiple power levels at various distances.

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

The first end product featuring the Company’s technology entered the market in 2019. The Company started shipping its first at-a-distance wireless PowerBridges for commercial IoT applications in the fourth quarter of 2021 and expects additional wireless power enabled products to be released as the Company’s business moves forward.

Reverse Stock Split

On June 14, 2023, at the Company’s 2023 annual meeting of stockholders, the Company’s stockholders approved a proposal to effect a reverse stock split of the Company’s common stock by a ratio not to exceed 1-for-20.

On August 15, 2023, the Company announced that its Board of Directors had determined to set the reverse stock split ratio at 1-for-20 and that the Company’s common stock would begin trading at the split-adjusted price beginning August 16, 2023. Upon effectiveness of the reverse stock split, every twenty shares of issued and outstanding common stock held were converted into one share of common stock. No fractional shares were distributed as a result of the reverse stock split and stockholders were entitled to a cash payment in lieu of fractional shares. Additionally, the par value of the Company’s common stock did not change.

All information presented herein, unless otherwise indicated herein, reflects the 1-for-20 reverse stock split of the Company’s outstanding shares of common stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such reverse stock split.

Note 2 – Liquidity and Management Plans

During the three months ended March 31, 2024 and 2023, the Company recorded revenue of $0.1 million and $0.1 million, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded net losses of $6.6 million and $6.7 million, respectively. Net cash used in operating activities was $5.1 million and $5.4 million for the three months ended March 31, 2024 and 2023, respectively. However, the Company is currently meeting its liquidity requirements through the proceeds of securities offerings that raised net proceeds of $27.0 million during 2021, $0.7 million during 2022, $6.9 million during 2023 and $1.8 million during the first quarter of 2024.

As of March 31, 2024, the Company had cash and cash equivalents of $10.7 million. The Company expects that cash and cash equivalents as of March 31, 2024, together with additional anticipated proceeds from the ATM sales agreement during 2024, continued cost and expense reductions and collections generated by anticipated revenues, will be sufficient to fund the Company’s operations through May 2025.

Research and development of new technologies is by its nature unpredictable. Although the Company intends to continue its research and development activities and transition to commercial production, there can be no assurance that its available resources and revenue generated from its business operations will be sufficient to sustain its operations. Accordingly, the Company expects to pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that the Company would find acceptable, or at all. If the Company is unsuccessful in implementing this plan, the Company will be required to make further cost and expense reductions or modifications to its on-going and strategic plans.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the period presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for other future periods.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 28, 2024. The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the Company’s December 31, 2023 audited financial statements.

Reclassifications

Certain reclassifications have been made to the fiscal year 2023 condensed balance sheet to conform to the fiscal year 2024 presentation. The reclassifications had no impact on total assets, total liabilities, or stockholders’ equity.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions. The Company reports restricted cash on its balance sheet to disclose the amount reserved for a specific purpose aside from ordinary business operations. The Company has restricted cash as collateral for the Company’s corporate credit card program. As of March 31, 2024 and December 31, 2023, the carrying value of restricted cash was $0.1 million and $0.1 million, respectively.

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

Offering costs associated with warrants classified as liabilities are expensed as incurred and are presented as offering cost related to warrant liability in the statement of operations. Offering costs associated with the sale of warrants classified as equity are charged against the proceeds received.

Note 3 – Summary of Significant Accounting Policies, continued

Fair Value

The Company follows ASC 820, “Fair Value Measurements” (“ASC 820”), which establishes a common definition of fair value to be applied when US GAAP requires the use of fair value, establishes a framework for measuring fair value, and requires certain disclosure about such fair value measurements.

ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities to which the Company has access at a measurement date.
●	Level 2: Observable inputs other than Level 1 quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3: Unobservable inputs for which little or no market data exists and for which the Company must develop its own assumptions regarding the assumptions that market participants would use in pricing the asset or liability, including assumptions regarding risk.

Because of the uncertainties inherent in the valuation of assets or liabilities for which there are no observable inputs, those estimated fair values may differ significantly from the values that may have been used had a ready market for the assets or liabilities existed.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, cash equivalents, prepaid expenses and other current assets, and accounts payable and accrued expenses, are an approximate of their fair values because of the short maturity of these instruments. The Company’s warrant liability recognized at fair value on a recurring basis is a level 3 measurement (see Note 8 – Fair Value Measurement).

Revenue Recognition

The Company follows Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“Topic 606”).

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

The Company’s revenue consists of its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the three months ended March 31, 2024 and 2023, the Company recognized $0.1 million and $0.1 million, respectively, in revenue.

Note 3 – Summary of Significant Accounting Policies, continued

The Company records revenue associated with product development projects that it enters into with certain customers. In general, these product development projects are complex, and the Company does not have certainty about its ability to achieve the project milestones. The achievement of a milestone is dependent on the Company’s performance obligation and requires acceptance by the customer. The Company recognizes this revenue at the point in time at which the performance obligation is met. The payment associated with achieving the performance obligation is generally commensurate with the Company’s effort or the value of the deliverable and is nonrefundable. Any deferred revenue is recognized upon achievement of the performance obligation or expiration of a support agreement.

Inventory

The Company follows ASC 330, “Inventory” (“Topic 330”) to account for its inventory, which includes finished goods ready for sale, work in process and raw materials, at the lower of cost or net realizable value. Net realizable value is calculated at the end of each reporting period and adjustment, if needed, is made. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the new cost basis.

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $2.3 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2024, no liability for unrecognized tax benefits was required to be reported. The guidance from ASC 740, “Income Taxes” also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2024 and 2023. The Company files income tax returns with the United States, California, Texas and Arizona governments.

Note 3 – Summary of Significant Accounting Policies, continued

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 1,546,213 and 644,530, as outlined in the table below, for the three months ended March 31, 2024 and 2023, respectively, because their inclusion would be anti-dilutive.

	For the Three Months Ended
	March 31,
	2024	2023
Warrants issued to investors [1]	1,432,909	495,833
Options to purchase common stock	11,250	15,000
RSUs	102,054	133,697
Total potentially dilutive securities	1,546,213	644,530

For the three months ended March 31, 2024, the table above includes 1,020,409 warrants expiring on February 20, 2029, which have an exercise price of $1.84 and 412,500 warrants expiring on March 28, 2029, which have an exercise price of $1.66. For the three months ended March 31, 2023, the table above includes 83,333 warrants that expired on March 1, 2024, which had an exercise price of $200, and 412,500 warrants expiring on March 28, 2029, which have an exercise price of $1.66.

1 The weighted average number of common shares outstanding as of March 31, 2024 includes the weighted average effect of the 450,409 pre-funded warrants issued in connection with a registered direct offering the Company entered into on February 15, 2024 (see Note 7 – Capital Stock and Warrants) because the exercise of such warrants requires nominal consideration ($0.001 per share exercise price for each pre-funded warrant). As of March 31, 2024, none of the pre-funded warrants have been exercised; therefore, all 450,409 outstanding pre-funded warrants as of that date are not included in the table above.

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

Note 3 – Summary of Significant Accounting Policies, continued

Recently Issued Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting” (“Topic 280”), Improvements to Reportable Segment Reporting. This standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses This standard is effective for the Company’s annual fiscal period beginning January 1, 2024 and for the Company’s interim periods beginning January 1, 2025. Adoption of this standard will not likely have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes” (“Topic 740”), Improvements to Income Tax Disclosures. This standard is intended to enhance the transparency and usefulness of income tax disclosures to better asses how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This standard is effective for the Company’s annual fiscal period beginning January 1, 2025. Adoption of this standard will not likely have a material impact on the Company’s financial statements.

Note 4 – Inventory

Below is a summary of the Company’s inventory as of March 31, 2024 and December 31, 2023 (in thousands):

	Balance as of
	March 31, 2024	December 31, 2023
Raw Materials	$295	$101
Work-in-process	51	52
Finished goods	277	277
Total	$623	$430

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	Balance as of
	March 31, 2024	December 31, 2023
Accrued compensation	$660	$993
Accrued legal expenses	303	147
Other accrued expenses	207	114
Total	$1,170	$1,254

Note 6 – Commitments and Contingencies

Operating Leases

San Jose Lease

On May 20, 2022, the Company signed a lease amendment to the existing lease for its office space at its corporate headquarters in San Jose, California, extending the term of the lease for an additional three years. Upon signing the lease amendment, the Company recorded a new ROU lease asset of $2.1 million and operating lease liability of $2.1 million, using a present value discount rate of 3.0%, which was used as an incremental borrowing rate for a hypothetical fully collateralized real estate transaction. As of January 1, 2024, the discount rate was adjusted to 8% in order to reflect a realistic incremental borrowing rate at lease commencement. The adjustment created a one-time reduction to the ROU lease asset and operating lease liability of approximately $51,000. Upon expiration of the original lease on September 30, 2022, the new monthly lease payment starting October 1, 2022 is approximately $59,000, subject to annual escalations up to a maximum monthly lease payment of approximately $62,000. The Company recorded lease expense of $0.2 million for both the three months ended March 31, 2024 and 2023.

Note 6 – Commitments and Contingencies, continued

Operating Lease Commitments

The Company follows ASC 842, Leases, (“Topic 842”) and recognizes the required ROU assets and operating lease liabilities on its balance sheet. The Company anticipates having future total lease payments of $1.1 million during the period from the second quarter of 2024 to the third quarter of 2025. As of March 31, 2024, the Company has total operating lease ROU assets of $1.0 million, current portion of operating lease liabilities of $0.7 million and long-term portion of operating lease liabilities of $0.4 million. The weighted average remaining lease term is 1.5 years as of March 31, 2024.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of March 31, 2024 is as follows (in thousands):

For the year ending December 31,	Amount
2024 (remaining)	$552
2025	562
Total future lease payments	1,114
Present value discount (8.0% weighted average)	(61)
Total operating lease liabilities	$1,053

Hosted Design Software Agreement

In June 2021, the Company entered into an electronic design automation software in a hosted environment license agreement with a term of three-years under which the Company is required to remit quarterly payments of approximately $0.2 million through the second quarter of 2024.

Litigations, Claims, and Assessments

The Company is from time to time involved in various disputes, claims, liens and litigation matters arising in the normal course of business. While the outcome of these disputes, claims, liens and litigation matters cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s combined financial position, results of operations or cash flows.

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

The Company did not record any expense under the Bonus Plan during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company recorded $0.1 million in expense under the Bonus Plan. As of December 31, 2023, the Company had $0.5 million in bonuses earned during 2023 that had not yet been paid and was included in accrued expenses. As of March 31, 2024, the Company had $0.2 million in MBO bonus expense earned and accrued during 2023 that had not yet been paid and was subsequently paid during the second quarter of 2024.

Severance and Change in Control Agreement

On March 15, 2018, the Compensation Committee approved a form of Severance and Change in Control Agreement (“Severance Agreement”) that the Company may enter into with executive officers (each, an “Executive”).

Note 6 – Commitments and Contingencies, continued

Under the Severance Agreement, if an Executive is terminated in a qualifying change in control termination, the Company agrees to pay the Executive six to twelve months of that Executive’s monthly base salary. If an Executive elects continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) the Company will pay the full amount of the Executive’s premiums under the Company’s health, dental and vision plans, including coverage for the Executive’s eligible dependents, for the six-to-twelve-month period, as applicable, following the Executive’s termination.

Executive Transition – Cesar Johnston

On March 26, 2024, the Company announced that Cesar Johnston was no longer serving as President and Chief Executive Officer of the Company effective March 24, 2024. In connection with his cessation as an officer of the Company, Mr. Johnston is entitled to receive the benefits and payments set forth in the Amended and Restated Severance and Change in Control Agreement, dated December 6, 2021 (“Severance Agreement”), between the Company and Mr. Johnston. Accordingly, Mr. Johnston will receive (a) 18 months of his monthly salary plus the amount equal to 100% of his target bonus, (b) any outstanding unvested equity awards held by Mr. Johnston that were scheduled to vest during the next 18 months following the termination date, (c) reimbursement for continued COBRA payments, if elected by Mr. Johnston, during the 18 months following the termination date. The Company recorded $1.5 million in total severance expense pertaining to Mr. Johnston’s departure during the three months ended March 31, 2024, including $0.1 million in stock-based compensation as a result of accelerated vesting of RSUs and options (see Note 8 – Stock-Based Compensation for additional details).

As of March 31, 2024, the Company had accrued unpaid severance expense of $1.4 million pertaining to Mr. Johnston’s Severance Agreement, which is due to be paid approximately 60 days following of Mr. Johnston’s date of separation.

Executive Transition – William Mannina

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

As of March 31, 2024, the Company had accrued unpaid severance expense of approximately $0.1 million pertaining to Mr. Mannina’s agreement.

Strategic Alliance Agreement

In November 2016, the Company and Dialog Semiconductor plc (“Dialog”), a related party (see Note 11—Related Party Transactions), entered into a Strategic Alliance Agreement (“Alliance Agreement”) for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (“Licensed Products”). Pursuant to the terms of the Alliance Agreement, the Company agreed to engage Dialog as the exclusive supplier of the Licensed Products for specified fields of use, subject to certain exceptions (the “Company Exclusivity Requirement”). Dialog agreed to not distribute, sell or work with any third party to develop any competing products without the Company’s approval. In addition, both parties agreed on a revenue sharing arrangement and to collaborate on the commercialization of Licensed Products based on a mutually-agreed upon plan. Each party will retain all of its intellectual property.

The Alliance Agreement had an initial term of seven years, with automatic renewal annually thereafter unless terminated by either party upon 180 days’ prior written notice. The Company could terminate the Alliance Agreement at any time after the third anniversary of the Alliance Agreement upon 180 days’ prior written notice to Dialog, or if Dialog breached certain exclusivity obligations. Dialog could terminate the Alliance Agreement if sales of Licensed Products did not meet specified targets. The Company Exclusivity Requirement had a termination date of the earlier of January 1, 2021 or the occurrence of certain events relating to the Company’s pre-existing exclusivity obligations. The Company Exclusivity Requirement renewed automatically on an annual basis unless the Company and Dialog agreed to terminate the requirement.

Note 6 – Commitments and Contingencies, continued

On September 20, 2021, the Company was notified by Dialog, which had been recently acquired by Renesas Electronics Corporation (“Renesas”), that it was terminating the Alliance Agreement between the Company and Dialog. There is a wind down period included in the Alliance Agreement which will conclude in September 2024. During the wind down period, the Alliance Agreement’s terms will continue to apply to the Company’s products that are covered by certain existing customer relationships, except that the parties’ respective exclusivity rights have terminated (see Note 11 – Related Party Transactions for expenses incurred by the Company from Renesas).

Note 7 – Capital Stock and Warrants

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

Financing

On September 15, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on September 24, 2020 (“Prior Shelf”), and contained two prospectuses: a base prospectus, which covered the offering, issuance and sale by the Company of up to $75 million of its common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and an at-the-market sales agreement prospectus supplement covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $40 million of its common stock that may be issued and sold under the At Market Issuance Sales Agreement, as amended, between the Company and B. Riley Securities, Inc. (the “ATM Program”). The $40 million of common stock to be offered, issued and sold under the ATM Program is included in the $75 million of securities that may be offered, issued and sold by the Company under the base prospectus. Pursuant to this shelf registration statement, the Company sold shares which raised net proceeds of $38.8 million (net of $1.2 million in issuance costs) during the third and fourth quarters of 2020 under the ATM Program.

On October 4, 2021, the Company filed a prospectus supplement covering the offering, issuance and sale of up to an additional $35 million of shares of the Company’s common stock pursuant to the ATM Program. The Company raised net proceeds of $27.0 million (net of $0.9 million in issuance costs), during 2021 under the ATM Program. During 2022, the Company raised an additional $0.7 million (net of $0.1 million in issuance costs) under the ATM Program. During the first quarter of 2023, the Company raised $3.6 million (net of $0.2 million in issuance costs). As of March 31, 2024, there is no amount remaining in the Prior Shelf due to its expiration on September 24, 2023.

On November 15, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on December 16, 2021 (the “Current Shelf”). This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $100 million. Pursuant to this registration statement, on March 28, 2023, the Company completed an underwritten offering pursuant to which it issued and sold an aggregate of (i) 412,500 shares of its common stock (the “Shares”) and (ii) warrants to purchase up to 412,500 shares of its common stock (the “2023 Warrants”), for net proceeds of $2.7 million, after deducting underwriting discounts, commission and expenses payable by the Company. The 2023 Warrants were immediately exercisable upon issuance and have a term of six years and an exercise price of $8.00. The Company allocated the proceeds received first to the 2023 Warrants based on the fair value of the 2023 Warrants as determined at initial measurement, with the remaining proceeds allocated to the Shares (see Note 9 – Warrant Liability and Note 10 – Fair Value Measurements). Pursuant to the terms of the 2023 Warrants, the exercise price was adjusted to $1.66 during 2023.

Note 7 – Capital Stock and Warrants, continued

On February 15, 2024, the Company entered into a securities purchase agreement with an institutional investor, providing for the issuance and sale by the Company in a registered direct offering (the “Offering”), of (i) 570,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 450,409 shares of common stock (referred to individually as a “Pre-Funded Warrant” and collectively as the “Pre-Funded Warrants”), and (iii) warrants to purchase an aggregate of 1,020,409 shares of common stock (referred to individually as a “Warrant” and collectively as the “Warrants”). Each share of common stock and Pre-Funded Warrant was offered and sold together with an accompanying Warrant at a combined price of $1.96 per share of common stock or Pre-Funded Warrant, as applicable. Each Pre-Funded Warrant and Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.001 per share, in the case of Pre-Funded Warrants, or $1.84 per share, in the case of Warrants. The Pre-Funded Warrants expire when they are exercised in full, and the Warrants expire five years from the date of issuance. The Offering closed on February 20, 2024. The Company received net proceeds of approximately $1.8 million (net of $0.2 million in issuance costs).

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	March 31, 2024	December 31, 2023
Stock options outstanding	11,250	15,000
RSUs outstanding	102,179	71,734
Warrants outstanding	1,883,318	495,833
Shares available for issuance under the 2013 Equity Incentive Plan	120,949	118,877
Shares available for issuance under the 2014 Non-employee Equity Compensation Plan	23,262	29,137
Shares available for issuance under the 2015 Performance Share Unit Plan	112,647	108,897
Shares available for issuance under the 2017 Equity Inducement Plan	132,927	51,084
Shares available for issuance under the Employee Stock Purchase Plan	14,716	14,716
Total	2,401,248	905,278

Note 8 – Stock-Based Compensation

Equity Incentive Plans

2013 Equity Incentive Plan

Effective on June 14, 2023, the Company’s stockholders approved the amendment and restatement of the 2013 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 50,000 shares, bringing the total number of shares approved for issuance under that plan to 489,298.

As of March 31, 2024, 120,949 shares of common stock remain eligible to be issued through equity-based instruments under the 2013 Equity Incentive Plan.

2014 Non-Employee Equity Compensation Plan

Effective on May 26, 2020, the Company’s stockholders approved the amendment and restatement of the 2014 Non-Employee Equity Compensation Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 40,000 shares, bringing the total number of shares approved for issuance under that plan to 82,500.

As of March 31, 2024, 23,262 shares of common stock remain eligible to be issued through equity-based instruments under the 2014 Non-Employee Equity Compensation Plan.

2015 Performance Share Unit Plan

Effective on June 16, 2021, the Company’s stockholders approved the amendment and restatement of the 2015 Performance Share Unit Plan to increase the number of shares reserved for issuance through equity-based instruments thereunder by 85,000 shares, bringing the total number of shares approved for issuance under that plan to 255,505.

As of March 31, 2024, 112,647 shares of common stock remain eligible to be issued through equity-based instruments under the 2015 Performance Share Unit Plan.

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

On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 100,000 shares. On March 28, 2024, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 121,510 shares. As of March 31, 2024, 132,927 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

Note 8 – Stock-Based Compensation, continued

Employee Stock Purchase Plan

In April 2015, the Company’s Board approved the ESPP, under which 30,000 shares of common stock were reserved for purchase by the Company’s employees, subject to the approval by the Company’s stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. Effective on June 14, 2023, the Company’s stockholders approved the amendment and restatement of the ESPP to increase the number of shares reserved for issuance through equity-based instruments thereunder by 25,000 shares, bringing the total number of shares approved for issuance under that plan to 102,500. Under the ESPP, employees may designate an amount not less than 1% but not more than 10% of their annual compensation for the purchase of Company shares. No more than 375 shares may be purchased by an employee under the ESPP during an offering period. An offering period is six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of options purchased under the ESPP is the lesser of 85% of the fair market of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

As of March 31, 2024, 14,716 shares of common stock remain eligible to be issued under the ESPP. Employees contributed approximately $36,000 through payroll withholdings to the ESPP as of March 31, 2024 for the current offering period which will end on June 30, 2024 with shares deemed delivered on that date.

Stock Option Activity

In February 2022, the Board granted the Company’s former Chief Executive Officer 15,000 stock options under the 2013 Equity Incentive Plan at an exercise price of $25.40 per share with half of the options vesting on the second anniversary of the vesting start date and a quarter of the options vesting on each of the two following anniversaries. Under the former Chief Executive Officer’s Severance Agreement, unvested awards vesting within 18 months of termination were accelerated and became vested on March 26, 2024. Consequently, 3,750 options became vested and another 3,750 options were forfeited. This resulted in stock-based compensation expense of approximately $53,000 during the three months ended March 31, 2024.

No stock options were granted during the three months ended March 31, 2023 and 2024.

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life In	Intrinsic
	Options	Price	Years	Value
Outstanding as of January 1, 2024	15,000	$25.40	7.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(3,750)	25.40	—	—
Outstanding as of March 31, 2024	11,250	$25.40	0.2	$—
Exercisable as of January 1, 2024	7,500	$25.40	7.9	$—
Vested	3,750	25.40	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Exercisable as of March 31, 2024	11,250	$25.40	0.2	$—

As of March 31, 2024, the unamortized fair value of options was $0.

Note 8 – Stock-Based Compensation, continued

RSUs

During the three months ended March 31, 2024, the Board granted its interim principal executive officer and Chief Financial Officer RSUs covering 50,000 shares of common stock under the 2017 Equity Inducement Plan and RSUs covering 2,000 shares of common stock under the 2013 Equity Incentive Plan. The awards vest over four years.

During the three months ended March 31, 2024, the Compensation Committee granted various non-employees RSUs covering 6,000 shares of common stock under the 2014 Non-Employee Equity Compensation Plan. The awards vest on the one-year anniversary of the grant date.

Under the former Chief Executive Officer’s Severance Agreement, unvested RSUs vesting within 18 months of termination were accelerated and became vested on March 26, 2024. Consequently, 3,017 RSUs became vested resulting in stock-based compensation expense of approximately $77,000 during the three months ended March 31, 2024.

As of March 31, 2024, the unamortized fair value of the RSUs was $0.8 million. The unamortized amount will be expensed over a weighted average period of 1.9 years. A summary of the activity related to RSUs for the three months ended March 31, 2024 is presented below:

		Weighted
		Average
		Grant
		Date Fair
	Total	Value
Outstanding at January 1, 2024	71,734	$24.65
RSUs granted	58,000	1.67
RSUs forfeited	(10,780)	13.52
RSUs vested	(16,775)	18.82
Outstanding at March 31, 2024	102,179	$13.39

PSUs

PSUs are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s revenue and achievement of sales and marketing goals.

On July 20, 2022, the Board granted the Company’s former Chief Executive Officer, Cesar Johnston, up to 14,350 PSUs under the Company’s 2015 Performance Share Unit Plan pursuant to the terms of Mr. Johnston’s offer letter with the Company (See Note 6 – Commitments and Contingencies). The up to 14,350 PSUs that had been approved were to vest as follows: (a) up to 9,350 PSU shares would vest on December 31, 2022, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics previously determined by the Compensation Committee and approved by the Board, and (b) up to an additional 2,500 PSU shares would vest on each of December 31, 2023 and December 31, 2024, subject to Mr. Johnston’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by Mr. Johnston of certain performance metrics to be recommended by the Compensation Committee and approved by the Board at a subsequent date.

There was no PSU activity for the three months ended March 31, 2024 and 2023. The 2,500 PSU shares that were reserved for grant during 2024 per Mr. Johnston’s offer letter with the Company, as well as the 1,250 shares reserved for potential outperformance by Mr. Johnston of 2024 goals were returned to the 2015 Performance Share Unit Plan for future issuance.

Note 8 – Stock-Based Compensation, continued

Employee Stock Purchase Plan

The current offering period under the ESPP started on January 1, 2024 and will conclude on June 30, 2024. During the year ended December 31, 2023, there were two offering periods. The first offering period began on January 1, 2023 and concluded on June 30, 2023. The second offering period began on July 1, 2023 and concluded on December 31, 2023.

The weighted average grant-date fair value of the purchase option for each designated share purchased under the ESPP was approximately $0.85 and $8.00 for the three months ended March 31, 2024 and 2023, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the ESPP of approximately $19,000 and $25,000 for the three months ended March 31, 2024 and 2023, respectively.

The Company estimated the fair value of ESPP purchase options granted during the three months ended March 31, 2024 and 2023 using the Black-Scholes option pricing model. The fair values of ESPP purchase options granted were estimated using the following assumptions:

	Three Months Ended March 31,
	2024	2023
Stock price	$1.83	$16.72
Dividend yield	0%	0%
Expected volatility	112%	59%
Risk-free interest rate	5.26%	4.42%
Expected life	6 months	6 months

Stock-Based Compensation Expense

The total amount of stock-based compensation was reflected within the statements of operations as (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$107	$209
Sales and marketing	80	105
General and administrative	87	208
Severance expense	130	—
Total	$404	$522

Note 9 – Warrant Liability

2023 Warrants

In March 2023, the Company issued 412,500 warrants to purchase up to 412,500 shares of its common stock. The 2023 Warrants have a six-year term and were exercisable upon issuance on March 28, 2023. Each 2023 Warrant was initially exercisable for one share of the Company’s common stock at a price of $8.00 per share. As of March 31, 2024, the exercise price was adjusted to $1.66 per share (subject to further adjustment in certain circumstances, including in the event of stock dividends and splits; recapitalizations; change of control transactions; and issuances or sales of, or agreements to issue or sell, shares of common stock or common stock equivalents at a price per share less than the then-applicable exercise price for the 2023 Warrants, including sales under the ATM, the “Exercise Price”).

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

The Company accounted for the 2023 Warrants in accordance with the derivative guidance contained in ASC 815-40, as the warrants did not meet the criteria for equity treatment. The Company believes that the adjustments to the Exercise Price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the 2023 Warrants are not eligible for an exception from derivative accounting. As such, the 2023 Warrants were initially measured at fair value and recorded as a liability in the amount of $3.1 million. As of March 31, 2024, all 2023 Warrants were outstanding. As of March 31, 2024, the fair value of the warrant liability was $0.7 million. The Company recorded a change in fair value of the warrant liability of $0.1 million for the three months ended March 31, 2024. The Company did not record a change in fair value of the warrant liability for the three months ended March 31, 2023.

	For the three months ended March 31,
	2024	2023
Beginning value	$620	$—
Initial valuation of new warrants	—	3,135
Change in value of warrant liability	82	—
Ending value	$702	$3,135

Note 10 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Balance as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$10,110	$—	$—	$10,110
Liabilities:
Warrant liability	$—	$—	$702	$702

	Balance as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$12,567	$—	$—	$12,567
Liabilities:
Warrant liability	$—	$—	$620	$620

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

The key inputs into the Monte Carlo simulation model for the 2023 Warrants are as follows:

	As of March 31,
	2024	2023
Share price	$2.03	$10.80
Exercise price	$1.66	$8.00
Term (in years)	5.0	6.0
Volatility	85%	65%
Risk-free rate	4.2%	3.6%
Dividend yield	0%	0%

The change in the fair value of the 2023 Warrant liability was determined to be $0.1 million during the three months ended March 31, 2024. There was no change in fair value of the 2023 Warrant liability for the three months ended March 31, 2023 (see Note 9 – Warrant Liability).

Note 11 – Related Party Transactions

In November 2016, the Company and Dialog entered into the Alliance Agreement for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (See Note 6 – Commitments and Contingencies, Strategic Alliance Agreement). On November 7, 2016 and June 28, 2017, the Company and Dialog entered into securities purchase agreements under which Dialog acquired a total of 86,985 shares of common stock and received warrants to purchase up to 70,878 shares of common stock. As of March 31, 2024, none of the warrants remain outstanding. As of March 31, 2024, Renesas owns approximately 1.4% of the Company’s outstanding common stock. The Company did not record any revenue during the three months ended March 31, 2024 and 2023 under the Alliance Agreement. The Company incurred $0 and $0.1 million in chip test development expense from Renesas, which acquired Dialog in August 2021, during the three months ended March 31, 2024 and 2023, respectively.

On September 20, 2021, the Company was notified by Dialog that it was terminating the Alliance Agreement between the Company and Dialog.

Note 12 – Customer Concentrations

Four customers accounted for approximately 87% of the Company’s revenue for the three months ended March 31, 2024, and two customers accounted for approximately 84% of the Company’s revenue for the three months ended March 31, 2023. Two customers accounted for approximately 92% of the Company’s accounts receivable balance as of March 31, 2024, and two customers accounted for approximately 88% of the Company’s accounts receivable balance as of December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “would,” “should,” “could,” “seek,” “intend,” “plan,” “continue,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed business strategy; market opportunities; regulatory approval; expectations for current and potential business relationships; and expectations for revenues, liquidity cash flows and financial performance, the anticipated results of our research and development efforts, the timing for receipt of required regulatory approvals and product launches; and the impact of geopolitical, macroeconomic, health and other world events. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements relate to the future and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to develop commercially feasible technology; timing of customer implementations of our technology in consumer products; timing and receipt of regulatory approvals in the United States and internationally; our ability to find and maintain development partners; market acceptance of our technology; competition in our industry; our ability to protect our intellectual property; competition; and other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis sections of our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any of our forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Critical Accounting Policies and Estimates

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported expenses during the reporting periods.

Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although we believe that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

During the three months ended March 31, 2024, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Three Months Ended March 31, 2024 and 2023

The following table sets forth selected Condensed Statements of Operations data (in thousands) and such data as a percentage of revenue:

	Three months ended March 31,
	2024		2023
Revenue	$64	100%	$97	100%
Costs and expenses:
Cost of revenue	109	170%	139	143%
Research and development	2,349	3,670%	3,079	3,174%
Sales and marketing	873	1,364%	1,212	1,249%
General and administrative	1,835	2,867%	1,961	2,022%
Severance expense	1,563	2,442%	—	—
Total operating expenses	6,729	10,514%	6,391	6,589%
Loss from operations	(6,665)	(10,414)%	(6,294)	(6,489)%
Other (expense) income:
Offering costs related to warrant liability	—	—	(592)	(610)%
Change in fair value of warrant liability	(82)	(128)%	—	—
Interest income	148	231%	233	240%
Total other (expense) income	66	103%	(359)	(370)%
Net loss	$(6,599)	(10,311)%	$(6,653)	(6,859)%

Revenue. During the three months ended March 31, 2024 and 2023, we recorded revenue of $0.1 million and $0.1 million, respectively. There was a slight decrease due to a decrease in transmitter sales volume.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expense. Loss from operations for the three months ended March 31, 2024 and 2023 were $6.7 million and $6.3 million, respectively.

Cost of Revenue:

	Three months ended March 31,
	2024	2023	$Change	% Change
Cost of sales	$109	$139	$(30)	(22)%
Percent of total revenue	170%	143%

Cost of revenue was $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2024 and 2023. There was a slight decrease due to a lower cost of transmitters sold.

Research and Development Costs:

	Three months ended March 31,
	2024	2023	$Change	% Change
Research and development	$2,349	$3,079	$(730)	(24)%
Percent of total revenue	3,670%	3,174%

Research and development costs were $2.3 million and $3.1 million, respectively, for the three months ended March 31, 2024 and 2023. The decrease of $0.7 million is primarily due to a $0.3 million decrease in employee compensation, consisting of a $0.2 million decrease in payroll costs and a $0.1 million decrease in stock-based compensation, a $0.1 million decrease in engineering components and supplies, a $0.1 million decrease in legal fees pertaining to patents, a $0.1 million decrease in test development costs and a $0.1 million decrease in miscellaneous office and facility expenses.

Sales and Marketing Costs:

	Three months ended March 31,
	2024	2023	$Change	% Change
Sales and marketing	$873	$1,212	$(339)	(28)%
Percent of total revenue	1,364%	1,249%

Sales and marketing costs for the three months ended March 31, 2024 and 2023 were $0.9 million and $1.2 million, respectively. The decrease of $0.3 million is primarily due to a $0.2 million decrease in payroll costs, a $0.1 million decrease in stock-based compensation and a $0.1 million decrease in marketing, tradeshow and public relations costs, partially offset by a $0.1 million increase in consulting expenses.

General and Administrative Expenses:

	Three months ended March 31,
	2024	2023	$Change	% Change
General and administrative	$1,835	$1,961	$(126)	(6)%
Percent of total revenue	2,867%	2,022%

General and administrative costs for the three months ended March 31, 2024 and 2023 were $1.8 million and $2.0 million, respectively. The decrease of $0.1 million is primarily due to a $0.1 million decrease in stock-based compensation, a $0.1 million decrease in legal fees and a $0.1 million decrease in miscellaneous travel, facilities and office expenses, partially offset by a $0.1 million increase in franchise tax.

Severance Expense:

	Three months ended March 31,
	2024	2023	$Change	% Change
Severance expense	$1,563	—	$1,563	100%
Percent of total revenue	2,442%	—

Severance expense for the three months ended March 31, 2024 was $1.6 million which was mostly attributed to the departure of our former President and Chief Executive Officer, Cesar Johnston. We did not incur any such costs for the three months ended March 31, 2023.

Other (expense) income:

	Three months ended March 31,
	2024	2023	$Change	% Change
Offering costs related to warrant liability	—	(592)	$592	—
Change in fair value of warrant liability	(82)	—	$(82)	(100)%
Interest income	148	233	$(85)	(36)%
Total other (expense) income	66	(359)	$425	118%

Offering costs related to warrant liability were $0.6 million for the three months ended March 31, 2023. We did not incur any such costs for the three months ended March 31, 2024.

Other expense resulting from the change in fair value of the warrant liability was $0.1 million for the three months ended March 31, 2024. We did not incur any such expense for the three months ended March 31, 2023.

Interest income for the three months ended March 31, 2024 was $0.1 million as compared to interest income of $0.2 for the three months ended March 31, 2023. The decrease was due to a lower average cash balance in our savings account during the three months ended March 31, 2024 compared to the prior year period.

Net Loss. As a result of the above, net loss for the three months ended March 31, 2024 was $6.6 million as compared to $6.7 million for the three months ended March 31, 2023.

Liquidity and Capital Resources

During the three months ended March 31, 2024 and 2023, we recorded revenue of $0.1 million and $0.1 million, respectively. We incurred net losses of $6.6 million and $6.7 for the three months ended March 31, 2024 and 2023, respectively. Net cash used in operating activities was $5.1 million and $5.4 million for the three months ended March 31, 2024 and 2023, respectively. We are currently meeting our liquidity requirements through the proceeds of securities offerings that raised net proceeds of $27.0 million during 2021, $0.7 million during 2022, $5.4 million during 2023 and $1.8 million during the first quarter of 2024.

We believe our current cash on hand, together with proceeds from additional future equity financing, implementation of cost and expense reductions and anticipated revenues, will be sufficient to fund our operations through at least the next twelve months.

Although we intend to continue our research and development activities and transition to commercial production, there can be no assurance that our available resources will be sufficient to enable us to generate revenues sufficient to sustain operations. Accordingly, we will likely pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that we would find acceptable, or at all.

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

February 2024 Equity Offering

On February 15, 2024, we entered into a securities purchase agreement with an institutional investor, providing for the issuance and sale by us, in a registered direct offering (the “Offering”), of (i) 570,000 shares of our common stock, (ii) pre-funded warrants to purchase up to 450,409 shares of common stock, and (iii) warrants to purchase up to an aggregate of 1,020,409 shares of common stock. Each share of common stock and pre-funded warrant was offered and sold together with an accompanying warrant at a combined price of $1.96 per share of common stock or pre-funded warrant, as applicable. Each pre-funded warrant and other warrants are exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.001 per share, in the case of the pre-funded warrants, or $1.84 per share, in the case of the other warrants. The pre-funded warrants expire when they are exercised in full, and the other warrants expire five years from the date of issuance. We received net proceeds of approximately $1.8 million from the Offering, after deducting placement agent fees and estimated offering expenses.

Cash Flows

Operating Activities - During the three months ended March 31, 2024, cash flows used in operating activities were $5.1 million, consisting of a net loss of $6.6 million, less adjustments to reconcile net loss to net cash used in operating activities aggregating $0.6 million (principally stock-based compensation of $0.4 million and change in fair value of warrant liability of $0.1 million), a $0.3 million decrease in accounts payable, a $0.2 million increase in inventory and a $0.1 million decrease in accrued expenses, partially offset by a $1.3 million increase in accrued severance expense, a $0.2 decrease in prepaid expenses and other current assets and a $0.1 decrease in accounts receivable.

During the three months ended March 31, 2023, cash flows used in operating activities were $5.4 million, consisting of a net loss of $6.7 million, less adjustments to reconcile net loss to net cash used in operating activities aggregating $1.3 million (principally issuance costs allocated to warrant liability of $0.6 million, stock-based compensation of $0.5 million and an inventory net realizable adjustment of $0.1 million), a $0.4 million decrease in accrued expenses and a $0.2 million decrease in accrued severance expense, partially offset by a $0.5 million increase in accounts payable and a $0.2 million decrease in prepaid expenses and other current assets.

Investing Activities - During the three months ended March 31, 2024 and 2023, cash flows used in investing activities were not material. During the three months ended March 31, 2024, a small amount of testing equipment was purchased. No assets were purchased during the three months ended March 31, 2023.

Financing Activities - During the three months ended March 31, 2024, cash flows provided by financing activities were $1.9 million, which primarily consisted of $1.8 million in net proceeds from a registered direct offering that included the sale of common stock, pre-funded warrants and warrants. During the three months ended March 31, 2023, cash flows provided by financing activities were $5.4 million, which consisted of $2.7 million in net proceeds from the issuance and sale of common stock and warrants, $2.7 million in net proceeds from the sale of shares of our common stock in an at-the-market (“ATM”) offering and $0.1 million in proceeds from the ESPP.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board. Under the supervision and with the participation of our management, including our interim principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on the evaluation, our interim principal executive officer and our principal financial officer has concluded that these disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our interim principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the three months ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business, financial condition or cash flows. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following are filed, furnished or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of Energous Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020).

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2023).

3.3

Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014).

4.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 20, 2024).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on February 20, 2024).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 20, 2024).

10.2#

Energous Corporation 2017 Equity Inducement Plan, as amended and restated on March 14, 2024 (incorporated by reference to Exhibit 99.3 of the Registration Statement on Form S-8 (File No. 333-278352), filed on March 28, 2024).

31.1+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1+	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
†	Filed herewith.
+	Furnished herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGOUS CORPORATION
(Registrant)

Date: May 14, 2024	By:	/s/ Mallorie Burak
		Name:	Mallorie Burak
		Title:	Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)