Form 10-Q
period 2024-06-30
Energous Corp
filed 2024-08-12
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 9, 2024, there were 6,794,869 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	June 30, 2024	December 31, 2023
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$4,855	$13,876
Restricted cash	—	60
Accounts receivable, net	64	102
Inventory	556	430
Prepaid expenses and other current assets	452	539
Total current assets	5,927	15,007

Property and equipment, net	389	429
Operating lease right-of-use assets	866	1,240
Total assets	$7,182	$16,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,796	$1,879
Accrued expenses	991	1,254
Accrued severance expense	122	134
Warrant liability	366	620
Operating lease liabilities, current portion	703	707
Deferred revenue	10	27
Total current liabilities	3,988	4,621

Operating lease liabilities, long-term portion	186	557
Total liabilities	4,174	5,178

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued or outstanding as of June 30, 2024 and December 31, 2023.	—	—
Common Stock, $0.00001 par value, 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 6,554,296 and 5,471,121 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	1	1
Additional paid-in capital	395,906	393,539
Accumulated deficit	(392,899)	(382,042)
Total stockholders’ equity	3,008	11,498
Total liabilities and stockholders’ equity	$7,182	$16,676

(1)	The condensed balance sheet as of December 31, 2023 was derived from the audited balance sheet as of that date.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2023, as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$46	$117	$110	$214
Costs and expenses:
Cost of revenue	122	83	231	222
Research and development	2,439	2,880	4,788	5,959
Sales and marketing	819	1,088	1,692	2,300
General and administrative	1,586	2,104	3,421	4,065
Severance expense	(269)	90	1,294	90
Total costs and expenses	4,697	6,245	11,426	12,636
Loss from operations	(4,651)	(6,128)	(11,316)	(12,422)
Other income (expense), net:
Offering costs related to warrant liability	—	—	—	(592)
Change in fair value of warrant liability	336	1,897	254	1,897
Interest income	57	236	205	469
Total other income (expense), net	393	2,133	459	1,774
Net loss	$(4,258)	$(3,995)	$(10,857)	$(10,648)
Basic and diluted loss per common share	$(0.65)	$(0.88)	$(1.74)	$(2.47)
Weighted average shares outstanding, basic and diluted	6,539,202	4,562,079	6,250,194	4,316,259

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2023, as dicussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except for share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2024	5,471,121	$1	$393,539	$(382,042)	$11,498
Stock-based compensation - options	—	—	72	—	72
Stock-based compensation - restricted stock units (“RSUs”)	—	—	313	—	313
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	19	—	19
Issuance of shares for RSUs	16,775	—	—	—	—
Proceeds from contributions to the ESPP	—	—	36	—	36
Issuance of shares in an at-the-market (“ATM”) placement, net of $2 in issuance costs	27,870	—	47	—	47
Issuance of shares in a sale of common stock, pre-funded warrants and warrants, net of $230 in issuance costs	570,000	—	1,770	—	1,770
Net loss	—	—	—	(6,599)	(6,599)
Balance as of March 31, 2024	6,085,766	1	395,796	(388,641)	7,156
Stock-based compensation - RSUs	—	—	159	—	159
Stock-based compensation - ESPP	—	—	(16)	—	(16)
Issuance of shares for RSUs	14,371	—	—	—	—
Proceeds (refunds) from contributions to the ESPP	3,750	—	(33)	—	(33)
Pre-funded warrants exercised	450,409	—	—	—	—
Net loss	—	—	—	(4,258)	(4,258)
Balance at June 30, 2024 (unaudited)	6,554,296	$1	$395,906	$(392,899)	$3,008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	3,947,267	$1	$387,320	$(362,675)	$24,646
Stock-based compensation - options	—	—	21	—	21
Stock-based compensation - RSUs	—	—	476	—	476
Stock-based compensation - ESPP	—	—	25	—	25
Issuance of shares for RSUs	9,347	—	—	—	—
Proceeds from contributions to the ESPP	—	—	65	—	65
Issuance of shares in an ATM placement, net of $69 in issuance costs	182,511	—	2,675	—	2,675
Issuance of shares in a sale of common stock, net of $3,166 in issuance costs and fair value of liability warrant	412,500	—	134	—	134
Net loss	—	—	—	(6,653)	(6,653)
Balance as of March 31, 2023	4,551,625	1	390,716	(369,328)	21,389
Stock-based compensation - options	—	—	21	—	21
Stock-based compensation - RSUs	—	—	456	—	456
Stock-based compensation - PSUs	—	—	11	—	11
Stock-based compensation - ESPP	—	—	16	—	16
Issuance of shares for RSUs	34,075	—	—	—	—
Proceeds from contributions to the ESPP	16,341	—	1	—	1
Net loss	—	—	—	(3,995)	(3,995)
Balance at June 30, 2023 (unaudited)	4,602,041	$1	$391,221	$(373,323)	$17,899

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2023, as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,857)	$(10,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98	90
Stock-based compensation	547	1,026
Inventory net realizable value adjustment	—	142
Allowance for credit losses	—	(13)
Change in fair value of warrant liability	(254)	(1,897)
Offering costs allocated to warrant liability	—	592
Changes in operating assets and liabilities:
Accounts receivable, net	38	(12)
Inventory	(126)	(213)
Prepaid expenses and other current assets	87	(424)
Operating lease right-of-use assets	323	364
Accounts payable	(83)	152
Accrued expenses	(263)	(327)
Accrued severance expense	(12)	(201)
Operating lease liabilities	(324)	(354)
Deferred revenue	(17)	28
Net cash used in operating activities	(10,843)	(11,695)
Cash flows from investing activities:
Purchases of property and equipment	(58)	(51)
Net cash used in investing activities	(58)	(51)
Cash flows from financing activities:
Net proceeds from an ATM offering	47	2,675
Net proceeds from a sale of common stock and warrant issuance	1,770	2,677
Proceeds from contributions to the ESPP, net	3	67
Net cash provided by financing activities	1,820	5,419
Net decrease in cash, cash equivalents and restricted cash	(9,081)	(6,327)
Cash, cash equivalents and restricted cash - beginning	13,936	26,287
Cash and cash equivalents - ending	$4,855	$19,960
Supplemental disclosure of non-cash investing and financing activities:
Decrease in operating lease right-of-use assets and operating lease liabilities from incremental borrowing rate change	$51	$—

The accompanying notes are an integral part of these condensed financial statements.

Note 1 - Business Organization, Nature of Operations

Description of Business

Energous Corporation d/b/a Energous Wireless Power Solutions (the “Company”) has developed scalable, over-the-air wireless power networks (“WPN”) technology, consisting of semiconductor chipsets, software controls, hardware designs and antennas, that enable radio frequency (“RF”) based charging for Internet of Things (“IoT”) devices. The WPN technology has a broad spectrum of capabilities to enable the next generation of wireless power networks, delivering power and data in a seamless device portfolio, enabling unprecedented levels of visibility, control, and intelligent business automation. This includes near field and at-a-distance wireless charging with multiple power levels at various distances. The Company’s wireless power transmitter and receiver technologies deliver continuous access to wireless power, helping drive a new generation of battery-free devices for asset and inventory tracking and management – from retail sensors, electronic shelf labels, and asset trackers, to air quality monitors, motion detectors, and more.

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

The first WPN end product featuring the Company’s technology entered the market in 2019. The Company started shipping its first at-a-distance wireless PowerBridges for commercial IoT applications and proofs of concept in the fourth quarter of 2021 and expects additional wireless power enabled products to be released as the Company’s business moves forward.

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

Note 2 – Liquidity and Management Plans

During the three and six months ended June 30, 2024, the Company recorded revenue of $46,000 and $110,000, respectively. During the three and six months ended June 30, 2023, the Company recorded revenue of $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2024, the Company recorded net losses of $4.3 million and $10.9 million, respectively. During the three and six months ended June 30, 2023, the Company recorded net losses of $4.0 million and $10.6 million, respectively. Net cash used in operating activities was $10.8 million and $11.7 million for the six months ended June 30, 2024 and 2023, respectively. However, the Company is currently meeting its liquidity requirements through the proceeds of securities offerings, including the ATM Program (as defined in Note 7 below), which securities offerings generated aggregate net proceeds of $6.9 million during 2023 and $1.8 million during the six months ended June 30, 2024.

As of June 30, 2024, the Company had cash and cash equivalents of $4.9 million. The Company expects that cash and cash equivalents as of June 30, 2024, together with additional anticipated proceeds from the ATM Program and other financing transactions during 2024, continued cost and expense reductions and collections generated by anticipated revenues, will be sufficient to fund the Company’s operations through August 2025.

As the Company gains traction in the market with its new technology and continues to invest capital in transitioning and scaling the business from research and development of new technologies to commercial production, there can be no assurance that its available resources and revenue generated from its business operations will be sufficient to sustain its operations. Accordingly, the Company expects to pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that the Company would find acceptable, or at all. If the Company is unsuccessful in implementing this plan, the Company will be required to make further cost and expense reductions or modifications to its on-going and strategic plans.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the period presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for other future periods.

These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 28, 2024. The accounting policies used in preparing these interim unaudited condensed financial statements are consistent with those described in the Company’s December 31, 2023 audited financial statements.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions. The Company reports restricted cash on its balance sheet to disclose the amount reserved for a specific purpose aside from ordinary business operations. The Company had restricted cash as collateral for the Company’s corporate credit card program which was discontinued during the second quarter of 2024. As of June 30, 2024 and December 31, 2023, the carrying value of restricted cash was $0 and $0.1 million, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, cash equivalents, prepaid expenses and other current assets, and accounts payable and accrued expenses, are an approximate of their fair values because of the short maturity of these instruments. The Company’s warrant liability recognized at fair value on a recurring basis is a level 3 measurement (see Note 10 – Fair Value Measurement).

Revenue Recognition

The Company follows ASC 606, “Revenue from Contracts with Customers” (“Topic 606”).

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

Note 3 – Summary of Significant Accounting Policies, continued

The Company’s revenue consists of its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the three and six months ended June 30, 2024, the Company recognized $46,000 and $110,000, respectively. During the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.2 million, respectively, in revenue.

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

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $2.4 million and $4.8 million for the three and six months ended June 30, 2024, respectively. The Company incurred research and development costs of $2.9 million and $6.0 million for the three and six months ended June 30, 2023, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2024, no liability for unrecognized tax benefits was required to be reported. The guidance from ASC 740, “Income Taxes” also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three or six months ended June 30, 2024 and 2023. The Company files income tax returns with the United States, California, Texas and Arizona governments.

Note 3 – Summary of Significant Accounting Policies, continued

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 2,010,538 and 613,018, as outlined in the table below, for the three and six months ended June 30, 2024 and 2023, respectively, because their inclusion would be anti-dilutive.

	For the three	For the three
	and six months ended	and six months ended
	June 30,	June 30,
	2024	2023
Warrants issued to investors	1,432,909	495,833
Options to purchase common stock	—	15,000
RSUs	577,629	99,685
PSUs	—	2,500
Total potentially dilutive securities	2,010,538	613,018

For the three and six months ended June 30, 2024, the table above includes 1,020,409 warrants expiring on February 20, 2029, which have an exercise price of $1.84 per share and 412,500 warrants expiring on March 28, 2029, which have an exercise price of $1.66 per share. For the three and six months ended June 30, 2023, the table above includes 83,333 warrants that expired on March 1, 2024, which had an exercise price of $200 per share, and 412,500 warrants expiring on March 28, 2029, which have an exercise price of $1.66 per share.

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

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Interim Principal Executive Officer and Chief Financial Officer, reviews financial information on a regular basis for purposes of allocating resources and evaluating financial performance. All long-lived assets are located in the United States and substantially all revenue is attributed to customers based in the United States.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes” (“Topic 740”), Improvements to Income Tax Disclosures. This standard is intended to enhance the transparency and usefulness of income tax disclosures to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This standard is effective for the Company’s annual fiscal period beginning January 1, 2025. Adoption of this standard will not likely have a material impact on the Company’s financial statements.

Management has reviewed other recently issued accounting pronouncements issued or proposed by the FASB and does not believe any of these accounting pronouncements has had or will have a material impact on the condensed consolidated financial statements.

Note 4 – Inventory

Below is a summary of the Company’s inventory as of June 30, 2024 and December 31, 2023 (in thousands):

	Balance as of
	June 30, 2024	December 31, 2023
Raw materials	$301	$101
Work-in-process	—	52
Finished goods	255	277
Total	$556	$430

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	Balance as of
	June 30, 2024	December 31, 2023
Accrued compensation	$595	$993
Accrued legal expenses	206	147
Other accrued expenses	190	114
Total	$991	$1,254

Note 6 – Commitments and Contingencies

Operating Leases

San Jose Lease

On May 20, 2022, the Company signed a lease amendment to the existing lease for its office space at its corporate headquarters in San Jose, California, extending the term of the lease for an additional three years. Upon signing the lease amendment, the Company recorded a new ROU lease asset of $2.1 million and operating lease liability of $2.1 million, using a present value discount rate of 3.0%, which was used as an incremental borrowing rate for a hypothetical fully collateralized real estate transaction. As of January 1, 2024, the discount rate was adjusted to 8% in order to reflect a realistic incremental borrowing rate at lease commencement. The adjustment created a one-time reduction to the ROU lease asset and operating lease liability of approximately $51,000. Upon expiration of the original lease on September 30, 2022, the new monthly lease payment starting October 1, 2022 is approximately $59,000, subject to annual escalations up to a maximum monthly lease payment of approximately $62,000. The Company recorded lease expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively. The Company recorded lease expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively.

Note 6 – Commitments and Contingencies, continued

Operating Lease Commitments

The Company follows ASC 842, “Leases” (“Topic 842”) and recognizes the required ROU assets and operating lease liabilities on its balance sheet. The Company anticipates having future total lease payments of $0.9 million during the period from the third quarter of 2024 to the third quarter of 2025. As of June 30, 2024, the Company has total operating lease ROU assets of $0.9 million, current portion of operating lease liabilities of $0.7 million and long-term portion of operating lease liabilities of $0.2 million. The weighted average remaining lease term is 1.3 years as of June 30, 2024.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of June 30, 2024 is as follows (in thousands):

For the year ending December 31,	Amount
2024 (Remaining)	$370
2025	562
Total future lease payments	932
Present value discount (8.0% weighted average)	(43)
Total operating lease liabilities	$889

Hosted Design Software Agreement

In June 2024, the Company renewed an electronic design automation software in a hosted environment license agreement through the end of 2025 under which the Company is required to remit quarterly payments of approximately $52,000 through the fourth quarter of 2025.

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

Under the Bonus Plan, the Compensation Committee was responsible for selecting the amounts of potential bonuses for executive officers, the performance metrics used to determine whether any such bonuses would be paid and determining whether those performance metrics had been achieved.

The Company did not record any expense under the Bonus Plan during the three or six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company recorded $0.2 million and $0.3 million, respectively, in expense under the Bonus Plan. As of December 31, 2023, the Company had $0.5 million in bonuses earned during 2023 that had not yet been paid and was included in accrued expenses. As of June 30, 2024, the Company had paid all amounts accrued under the Bonus Plan.

On May 30, 2024, the Board, on the recommendation of the Compensation Committee, approved the 2024 Corporate Bonus Plan (“2024 Bonus Plan”), whereby employees’ bonuses will be based upon achievement of performance objectives set by the Compensation Committee and paid annually. Employees must be continuously employed throughout the applicable performance period and achieve the performance objectives.

Note 6 – Commitments and Contingencies, continued

Under the 2024 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents, the performance metrics used to determine whether any such bonuses will be paid and determining whether those performance metrics have been achieved. As of June 30, 2024, the Company did not record any expense under the 2024 Bonus Plan.

Severance and Change in Control Agreement

On March 15, 2018, the Compensation Committee approved a form of Severance and Change in Control Agreement that the Company may enter into with executive officers.

On May 30, 2024, the Compensation Committee approved a new form of Severance Agreement that the Company may enter into with executive officers and vice presidents (each, an “Executive”). Under the Severance Agreement, if an Executive party thereto is terminated without cause or in a qualifying change in control termination, the Company agrees to pay the Executive three to twelve months of that Executive’s monthly base salary and 25% to 100% of the Executive’s target bonus, and to accelerate the vesting of 25% to 100% of the Executive’s unvested equity awards. If an Executive elects continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) the Company will pay the full amount of the Executive’s premiums under the Company’s health, dental and vision plans, including coverage for the Executive’s eligible dependents, for the three-to-twelve-month period, as applicable, following the Executive’s termination.

Executive Transition – Cesar Johnston

On March 26, 2024, the Company announced that Cesar Johnston was no longer serving as President and Chief Executive Officer of the Company effective March 24, 2024. In connection with his cessation as an officer of the Company, Mr. Johnston was entitled to receive the benefits and payments set forth in the Amended and Restated Severance and Change in Control Agreement, dated December 6, 2021 (“Johnston Severance Agreement”), between the Company and Mr. Johnston. Accordingly, Mr. Johnston received (a) 18 months of his monthly salary plus the amount equal to 100% of his target bonus, (b) any outstanding unvested equity awards held by Mr. Johnston that were scheduled to vest during the next 18 months following the termination date, and (c) reimbursement for continued COBRA payments, if elected by Mr. Johnston, during the 18 months following the termination date. The Company recorded $1.5 million in total severance expense pertaining to Mr. Johnston’s departure during the three months ended March 31, 2024, including $0.1 million in stock-based compensation as a result of accelerated vesting of RSUs and options (see Note 8 – Stock-Based Compensation for additional details). The Company reversed $0.3 million in accrued severance during the three months ended June 30, 2024, as a result of the finalization of the negotiated settlement and payroll taxes. The Company, therefore, recorded expense of $1.2 million in total severance expense pertaining to Mr. Johnston’s departure during the six months ended June 30, 2024.

As of June 30, 2024, the Company had accrued unpaid severance expense related to COBRA reimbursements of approximately $46,000 pertaining to the Johnston Severance Agreement, which is due to be paid through September 2025.

Executive Transition – William Mannina

On July 20, 2023, the Company announced the departure of William Mannina, former Acting Chief Financial Officer, effective August 16, 2023. Pursuant to the terms of a letter agreement between Mr. Mannina and the Company, Mr. Mannina received payments and benefits including cash severance payments equivalent to nine months of his then-current salary of $265,825 and premium payments for continued healthcare coverage for nine months following his resignation effective date. Mr. Mannina’s restricted stock units continued to vest through August 16, 2023.

As of June 30, 2024, the Company had no accrued unpaid severance expense pertaining to Mr. Mannina’s agreement.

Note 6 – Commitments and Contingencies, continued

Strategic Alliance Agreement

In November 2016, the Company and Dialog Semiconductor plc (“Dialog”), a related party, entered into a Strategic Alliance Agreement (“Alliance Agreement”) for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (“Licensed Products”). Pursuant to the terms of the Alliance Agreement, the Company agreed to engage Dialog as the exclusive supplier of the Licensed Products for specified fields of use, subject to certain exceptions (the “Company Exclusivity Requirement”). Dialog agreed to not distribute, sell or work with any third party to develop any competing products without the Company’s approval. In addition, both parties agreed on a revenue sharing arrangement and to collaborate on the commercialization of Licensed Products based on a mutually-agreed upon plan. Each party will retain all of its intellectual property.

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

Financing

On September 15, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on September 24, 2020 (“Prior Shelf”), and contained two prospectuses: a base prospectus, which covered the offering, issuance and sale by the Company of up to $75 million of its common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and an at-the-market sales agreement prospectus supplement covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $40 million of its common stock that may be issued and sold under the At Market Issuance Sales Agreement, as amended, between the Company and B. Riley Securities, Inc. (the “Prior ATM Program”). The $40 million of common stock to be offered, issued and sold under the Prior ATM Program was included in the $75 million of securities that may be offered, issued and sold by the Company under the base prospectus. Pursuant to this shelf registration statement, the Company sold shares which raised net proceeds of $38.8 million (net of $1.2 million in issuance costs) during the third and fourth quarters of 2020 under the Prior ATM Program.

Note 7 – Capital Stock and Warrants, continued

On October 4, 2021, the Company filed a prospectus supplement covering the offering, issuance and sale of up to an additional $35 million of shares of the Company’s common stock pursuant to the Prior ATM Program. The Company raised net proceeds of $27.0 million (net of $0.9 million in issuance costs), during 2021 under the Prior ATM Program. During 2022, the Company raised an additional $0.7 million (net of $0.1 million in issuance costs) under the Prior ATM Program. During the first quarter of 2023, the Company raised $3.6 million (net of $0.2 million in issuance costs) under the Prior ATM Program. As of June 30, 2024, there is no amount remaining in the Prior Shelf due to its expiration on September 24, 2023.

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

On February 15, 2024, the Company entered into a securities purchase agreement with an institutional investor, providing for the issuance and sale by the Company in a registered direct offering (the “Offering”), of (i) 570,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 450,409 shares of common stock (referred to individually as a “Pre-Funded Warrant” and collectively as the “Pre-Funded Warrants”), and (iii) warrants to purchase an aggregate of 1,020,409 shares of common stock (referred to individually as a “Warrant” and collectively as the “Warrants”). Each share of common stock and Pre-Funded Warrant was offered and sold together with an accompanying Warrant at a combined price of $1.96 per share of common stock or Pre-Funded Warrant, as applicable. Each Pre-Funded Warrant and Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.001 per share, in the case of Pre-Funded Warrants, or $1.84 per share, in the case of Warrants. The Pre-Funded Warrants expired upon full exercise in April 2024, and the Warrants expire five years from the date of issuance. The Offering closed on February 20, 2024. The Company received net proceeds of approximately $1.8 million (net of $0.2 million in issuance costs).

On June 21, 2024, the Company filed a prospectus supplement covering the offering, issuance and sale of up to $3.5 million in shares of the Company’s common stock pursuant to the At the Market Offering Agreement, dated June 21, 2024, between the Company and H.C. Wainwright & Co., LLC (the “Current ATM Program”, and together with the Prior ATM program, the “ATM Program”). As of June 30, 2024, no transactions under this prospective supplement have been made. In addition, on June 20, 2024, the Company provided notice of termination of the Prior ATM Program that the Company had entered into with Roth Capital Partners, LLC, as sales agent. The Company entered into the Current ATM Program discussed above to replace the Prior ATM Program.

Note 7 – Capital Stock and Warrants, continued

Common Stock Outstanding

The Company’s outstanding shares of common stock typically include shares that are deemed delivered under US GAAP. Shares that are deemed delivered currently include shares that have vested, but have not yet been delivered, under tax-deferred equity awards, as well as shares purchased under the ESPP where actual transfer of shares normally occurs a few days after the completion of the purchase periods. There are no voting rights for shares that are deemed delivered under US GAAP until the actual delivery of shares takes place. There are currently 200,000,000 shares of common stock authorized for issuance.

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	June 30, 2024	December 31, 2023
Stock options outstanding	—	15,000
RSUs outstanding	577,629	71,734
Warrants outstanding	1,432,909	495,833
Shares available for issuance under the 2013 Equity Incentive Plan	—	118,877
Shares available for issuance under the 2014 Non-employee Equity Compensation Plan	—	29,137
Shares available for issuance under the 2015 Performance Share Unit Plan	—	108,897
Shares available for issuance under the 2017 Equity Inducement Plan	133,612	51,084
Shares available for issuance under the 2024 Equity Incentive Plan	233,570	—
Shares available for issuance under the Employee Stock Purchase Plan	17,166	14,716
Total	2,394,886	905,278

Note 8 – Stock-Based Compensation

Equity Incentive Plans

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

On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 100,000 shares. On March 28, 2024, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 121,510 shares. As of June 30, 2024, 133,612 shares of common stock remain available to be issued through equity-based instruments under the 2017 Equity Inducement Plan.

2024 Equity Incentive Plan

On June 12, 2024, the Energous Corporation 2024 Equity Incentive Plan (the “2024 Plan”) was approved by stockholders for the issuance of equity incentive awards to eligible participants, which replaced the following equity plans of the Company: (i) the 2013 Equity Incentive Plan, (ii) 2014 Non-Employee Equity Compensation Plan, (iii) the Performance Share Unit Plan, and (iv) the 2017 Equity Inducement Plan (collectively, the “Prior Equity Plans”). All existing outstanding awards remain outstanding under the Prior Equity Plans, and an additional 456,000 shares of common stock were approved for issuance under the 2024 Plan.

As of June 30, 2024, 233,570 shares of common stock remain available for issuance under the 2024 Plan.

Note 8 – Stock-Based Compensation, continued

Employee Stock Purchase Plan

In April 2015, the Board approved the Energous Corporation Employee Stock Purchase Plan (“ESPP”), under which 30,000 shares of common stock were reserved for purchase by the Company’s employees, subject to the approval by the Company’s stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. On June 12, 2024, the Company’s stockholders approved the amendment and restatement of the ESPP to increase the number of shares reserved for issuance under the ESPP by 6,200 shares. Under the ESPP, employees may designate an amount not less than 1% but not more than 10% of their annual compensation for the purchase of Company shares. No more than 375 shares may be purchased by an employee under the ESPP during an offering period. Excess contributions during an offering period are refunded to the employees. An offering period is six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of options purchased under the ESPP is the lesser of 85% of the fair market of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

As of June 30, 2024, 17,166 shares of common stock remain eligible to be issued under the ESPP. Employees contributed approximately $55,000 through payroll withholdings to the ESPP as of June 30, 2024 for the current offering period which ended on June 30, 2024. Approximately $52,000 was due to be refunded to employees due to share purchase limits for an offering period. The remaining $3,000 was used to purchase 3,750 shares with shares deemed delivered on June 30, 2024.

Stock Option Activity

In February 2022, the Board granted the Company’s former Chief Executive Officer 15,000 stock options at an exercise price of $25.40 per share with half of the options vesting on the second anniversary of the vesting start date and a quarter of the options vesting on each of the two following anniversaries. Under the former Chief Executive Officer’s Severance Agreement, unvested awards vesting within 18 months of termination were accelerated and became vested on March 26, 2024. Consequently, 3,750 options became vested and another 3,750 options were forfeited. This resulted in stock-based compensation expense of approximately $0 and $53,000 during the three and six months ended June 30, 2024, respectively. As of June 30, 2024, all stock options granted to the former Chief Executive Officer were forfeited.

No stock options were granted during the three and six months ended June 30, 2023 and 2024.

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life In	Intrinsic
	Options	Price	Years	Value
Outstanding as of January 1, 2024	15,000	$25.40	7.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(15,000)	25.40	—	—
Outstanding as of June 30, 2024	—	$—	—	$—
Exercisable as of January 1, 2024	7,500	$25.40	7.9	$—
Vested	3,750	25.40	—	—
Exercised	—	—	—	—
Forfeited	(11,250)	25.40	—	—
Exercisable as of June 30, 2024	—	$—	—	$—

As of June 30, 2024, the unamortized fair value of stock options was $0.

Note 8 – Stock-Based Compensation, continued

Restricted Stock Units (“RSUs”)

During the six months ended June 30, 2024, the Board granted its Interim Principal Executive officer and Chief Financial Officer 77,000 RSUs. Each RSU represents the contingent right to one share of common stock of the Company. The RSU awards vest over four years.

During the six months ended June 30, 2024, the Compensation Committee granted directors an aggregate of 6,000 RSUs for service on the board of directors. These RSU awards vest on the one-year anniversary of the grant date.

During the six months ended June 30, 2024, the Board granted employees an aggregate of 468,000 RSUs, which vest over four years.

Under the former Chief Executive Officer’s Severance Agreement, unvested RSUs vesting within 18 months of termination were accelerated and vested on March 26, 2024. Consequently, 3,017 RSUs vested resulting in stock-based compensation expense of approximately $0 and $77,000 during the three and six months ended June 30, 2024, respectively.

As of June 30, 2024, the unamortized fair value of the RSUs was $1.1 million. The unamortized amount will be expensed over a weighted average period of 2.9 years. A summary of the activity related to RSUs for the six months ended June 30, 2024 is presented below:

		Weighted
		Average
		Grant
		Date Fair
	Total	Value
Outstanding at January 1, 2024	71,734	$24.65
RSUs granted	551,000	1.18
RSUs forfeited	(13,959)	12.60
RSUs vested	(31,146)	23.01
Outstanding at June 30, 2024	577,629	$2.64

Performance Stock Units (“PSUs”)

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

There was no PSU activity for the three or six months ended June 30, 2024 and 2023. The 2,500 PSU shares that were reserved for grant during 2024 per Mr. Johnston’s offer letter with the Company, as well as the 1,250 shares reserved for potential outperformance by Mr. Johnston of 2024 goals were returned to the 2015 Performance Share Unit Plan for future issuance.

Note 8 – Stock-Based Compensation, continued

Employee Stock Purchase Plan

The recently completely offering period under the ESPP started on January 1, 2024 and concluded on June 30, 2024. During the year ended December 31, 2023, there were two offering periods. The first offering period began on January 1, 2023 and concluded on June 30, 2023. The second offering period began on July 1, 2023 and concluded on December 31, 2023.

The weighted average grant-date fair value of the purchase option for each designated share purchased under the ESPP was approximately $0.85 per share and $8.00 per share for the six months ended June 30, 2024 and 2023, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the ESPP of approximately $(16,000) and $3,000 for the three and six months ended June 30, 2024. The credit balance during the three months ended June 30, 2024 is primarily due to share purchase limitations recognized during the quarter resulting in the reversal of part of the previous quarter’s compensation expense. The Company recognized compensation expense for the ESPP of approximately $16,000 and $41,000 for the three and six months ended June 30, 2023, respectively.

The Company estimated the fair value of ESPP purchase options granted during the six months ended June 30, 2024 and 2023 using the Black-Scholes option pricing model. The fair values of ESPP purchase options granted were estimated using the following assumptions:

	Six Months Ended June 30,
	2024	2023
Stock price	$1.83	$16.72
Dividend yield	0%	0%
Expected volatility	112%	59%
Risk-free interest rate	5.26%	4.42%
Expected life	6 months	6 months

Stock-Based Compensation Expense

The total amount of stock-based compensation was reflected within the statements of operations as (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$52	$210	$159	$419
Sales and marketing	70	103	150	208
General and administrative	21	191	108	399
Severance expense	—	—	130	—
Total	$143	$504	$547	$1,026

Note 9 – Warrant Liability

2023 Warrants

In March 2023, the Company issued 412,500 warrants to purchase up to 412,500 shares of its common stock. The 2023 Warrants have a six-year term and were exercisable upon issuance on March 28, 2023. Each 2023 Warrant was initially exercisable for one share of the Company’s common stock at a price of $8.00 per share. As of June 30, 2024, the exercise price was adjusted to $1.66 per share (subject to further adjustment in certain circumstances, including in the event of stock dividends and splits; recapitalizations; change of control transactions; and issuances or sales of, or agreements to issue or sell, shares of common stock or common stock equivalents at a price per share less than the then-applicable exercise price for the 2023 Warrants, including sales under the ATM Program, the “Exercise Price”).

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

The Company accounted for the 2023 Warrants in accordance with the derivative guidance contained in ASC 815-40, as the warrants did not meet the criteria for equity treatment. The Company believes that the adjustments to the Exercise Price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the 2023 Warrants are not eligible for an exception from derivative accounting. As such, the 2023 Warrants were initially measured at fair value and recorded as a liability in the amount of $3.1 million. As of June 30, 2024, all 2023 Warrants were outstanding. As of June 30, 2024, the fair value of the warrant liability was $0.4 million. The Company recorded a change in fair value of the warrant liability of $0.3 million for both the three and six months ended June 30, 2024. The Company recorded a change in fair value of the warrant liability of $1.9 million for both the three and six months ended June 30, 2023.

Note 10 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Balance as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4,855	$—	$—	$4,855
Liabilities:
Warrant liability	$—	$—	$366	$366

	Balance as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$12,567	$—	$—	$12,567
Liabilities:
Warrant liability	$—	$—	$620	$620

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

The key inputs into the Monte Carlo simulation model for the 2023 Warrants are as follows:

	As of June 30, 2024	As of March 31, 2024	As of June 30, 2023	As of March 31, 2023
Share price	$1.09	$2.03	$4.80	$10.80
Exercise price	$1.66	$1.66	$8.00	$8.00
Term (in years)	4.75	5.0	5.75	6.0
Volatility	85%	85%	65%	65%
Risk-free rate	4.4%	4.2%	4.1%	3.6%
Dividend yield	0%	0%	0%	0%

The change in the fair value of the 2023 Warrant liability was determined to be $0.3 million during the six months ended June 30, 2024. The change in fair value of the 2023 Warrant liability was determined to be $1.9 million during the six months ended June 30, 2023 (see Note 9 – Warrant Liability).

	For the six months ended June 30,
(in thousands):	2024	2023
Beginning value	$620	$—
Initial valuation of new warrants	—	3,135
Change in value of warrant liability	(254)	(1,897)
Ending value	$366	$1,238

Note 11 – Customer Concentrations

Two customers accounted for approximately 87% of the Company’s revenue for the three months ended June 30, 2024, and three customers accounted for approximately 78% of the Company’s revenue for the six months ended June 30, 2024. Two customers accounted for approximately 68% of the Company’s revenue for the three months ended June 30, 2023, and three customers accounted for approximately 75% of the Company’s revenue for the six months ended June 30, 2023. Two customers accounted for approximately 91% of the Company’s accounts receivable balance as of June 30, 2024, and two customers accounted for approximately 88% of the Company’s accounts receivable balance as of December 31, 2023.

Note 12 – Subsequent Event

Pursuant to the prospectus supplement filed on June 21, 2024 (See Note 7 – Capital Stock and Warrants, Financing), the Company raised $0.2 million from total sales of 240,112 shares of the Company’s common stock under the ATM Program during the period from July 1, 2024 through August 9, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation d/b/a Energous Wireless Power Solutions, a Delaware corporation. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “would,” “should,” “could,” “seek,” “intend,” “plan,” “continue,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed business strategy; market opportunities; regulatory approval; expectations for current and potential business relationships; and expectations for revenues, liquidity cash flows and financial performance, the anticipated results of our research and development efforts, the timing for receipt of required regulatory approvals and product launches; and the impact of geopolitical, macroeconomic, health and other world events. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements relate to the future and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to develop commercially feasible technology; timing of customer implementations of our technology in consumer products; timing and receipt of regulatory approvals in the United States and internationally; our ability to find and maintain development partners; market acceptance of our technology; competition in our industry; our ability to protect our intellectual property; competition; and other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis sections of our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any of our forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

We have developed scalable, over-the-air wireless power networks (“WPN”) technology, consisting of semiconductor chipsets, software controls, hardware designs and antennas, that enable radio frequency (“RF”) based charging for Internet of Things (“IoT”) devices. The WPN technology has a broad spectrum of capabilities to enable the next generation of wireless power networks, delivering power and data in a seamless device portfolio, enabling unprecedented levels of visibility, control, and intelligent business automation. This includes near field and at-a-distance wireless charging with multiple power levels at various distances. Our wireless power transmitter and receiver technologies deliver continuous access to wireless power, helping drive a new generation of battery-free devices for asset and inventory tracking and management – from retail sensors, electronic shelf labels, and asset trackers, to air quality monitors, motion detectors, and more.

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

The first WPN end product featuring our technology entered the market in 2019. We started shipping our first at-a-distance wireless PowerBridges for commercial IoT applications and proofs of concept in the fourth quarter of 2021, and we expect additional wireless power enabled products to be released as we move our business forward.

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

During the three months ended June 30, 2024, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Three Months Ended June 30, 2024 and 2023

The following table sets forth selected Condensed Statements of Operations data (in thousands) and such data as a percentage of revenue:

	Three months ended June 30,
	2024		2023
Revenue	$46	100%	$117	100%
Costs and expenses:
Cost of revenue	122	265%	83	71%
Research and development	2,439	5,302%	2,880	2,462%
Sales and marketing	819	1,780%	1,088	930%
General and administrative	1,586	3,448%	2,104	1,798%
Severance expense	(269)	(585)%	90	77%
Total operating expenses	4,697	10,211%	6,245	5,338%
Loss from operations	(4,651)	(10,111)%	(6,128)	(5,238)%
Other income:
Change in fair value of warrant liability	336	730%	1,897	1,621%
Interest income	57	124%	236	202%
Total other income	393	854%	2,133	(1,823)%
Net loss	$(4,258)	(9,257)%	$(3,995)	(3,415)%

Revenue. During the three months ended June 30, 2024 and 2023, we recorded revenue of $46,000 and $117,000, respectively. The decrease is due to a decrease in transmitter sales volume. While recorded revenue declined during the second quarter of 2024, the Company was in receipt of approximately $0.2 million of additional confirmed orders (“backlog”), the majority of which are scheduled to ship in the third quarter of 2024.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expense. Loss from operations for the three months ended June 30, 2024 and 2023 were $4.7 million and $6.1 million, respectively.

Cost of Revenue:

	Three months ended June 30,
	2024	2023	$ Change	% Change
Cost of sales	$122	$83	$39	47%
Percent of total revenue	265%	71%

Cost of revenue was $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2024 and 2023. There was a slight increase due to the higher cost of transmitters sold.

Research and Development Costs:

	Three months ended June 30,
	2024	2023	$ Change	% Change
Research and development	$2,439	$2,880	$(441)	(15)%
Percent of total revenue	5,302%	2,462%

Research and development costs were $2.4 million and $2.9 million, respectively, for the three months ended June 30, 2024 and 2023. The decrease of $0.4 million is primarily due to a $0.6 million decrease in employee compensation, consisting of a $0.4 million decrease in payroll costs and a $0.2 million decrease in stock-based compensation, a $0.1 million decrease in software and legal costs and a $0.1 million decrease in miscellaneous office and facility expenses, partially offset by a $0.3 million increase in engineering components and supplies.

Sales and Marketing Costs:

	Three months ended June 30,
	2024	2023	$ Change	% Change
Sales and marketing	$819	$1,088	$(269)	(25)%
Percent of total revenue	1,780%	930%

Sales and marketing costs for the three months ended June 30, 2024 and 2023 were $0.8 million and $1.1 million, respectively. The decrease of $0.3 million is primarily due to a $0.3 million decrease in payroll costs due to lower headcount within the department and a decrease in bonuses accrued.

General and Administrative Expenses:

	Three months ended June 30,
	2024	2023	$ Change	% Change
General and administrative	$1,586	$2,104	$(518)	(25)%
Percent of total revenue	3,448%	1,798%

General and administrative costs for the three months ended June 30, 2024 and 2023 were $1.6 million and $2.1 million, respectively. The decrease of $0.5 million is primarily due to a $0.2 million decrease in stock-based compensation from the former CEO’s departure from the Company, a $0.1 million decrease in insurance premiums, a $0.1 million decrease in consulting and third party fees and a $0.1 million decrease in computer software and support.

Severance Expense:

	Three months ended June 30,
	2024	2023	$ Change	% Change
Severance expense	$(269)	$90	$(359)	(399)%
Percent of total revenue	(585)%	77%

Severance expense for the three months ended June 30, 2024 and 2023 was $(0.3) million and $0.1 million, respectively. The credit during the three months ended June 30, 2024 was a result of the finalization of the negotiated settlement and payroll taxes for the former CEO. The severance expense for the three months ended June 30, 2023 was related to non-executive employees.

Other income:

	Three months ended June 30,
	2024	2023	$ Change	% Change
Change in fair value of warrant liability	$336	$1,897	$(1,561)	(82)%
Interest income	57	236	(179)	(76)%
Total other income	$393	$2,133	$(1,740)	(82)%

Other income resulting from the change in fair value of the warrant liability was $0.3 million for the three months ended June 30, 2024 and $1.9 million for the three months ended June 30, 2023. The changes for both periods were due to reduced market value of our common stock.

Interest income for the three months ended June 30, 2024 was $0.1 million as compared to interest income of $0.2 million for the three months ended June 30, 2023. The decrease was due to a lower average cash balance in our savings account during the three months ended June 30, 2024 compared to the prior year period.

Net Loss. As a result of the above, net loss for the three months ended June 30, 2024 was $4.3 million as compared to $4.0 million for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 and 2023

The following table sets forth selected Condensed Statements of Operations data (in thousands) and such data as a percentage of revenue:

	Six months ended June 30,
	2024		2023
Revenue	$110	100%	$214	100%
Costs and expenses:
Cost of revenue	231	210%	222	104%
Research and development	4,788	4,353%	5,959	2,785%
Sales and marketing	1,692	1,538%	2,300	1,075%
General and administrative	3,421	3,110%	4,065	1,900%
Severance expense	1,294	1,176%	90	42%
Total operating expenses	11,426	10,387%	12,636	5,905%
Loss from operations	(11,316)	(10,287)%	(12,422)	(5,805)%
Other (expense) income, net:
Offering costs related to warrant liability	—	—	(592)	(277)%
Change in fair value of warrant liability	254	231%	1,897	886%
Interest income	205	186%	469	219%
Total other (expense) income, net	459	417%	1,774	829%
Net loss	$(10,857)	(9,870)%	$(10,648)	(4,976)%

Revenue. During the six months ended June 30, 2024 and 2023, we recorded revenue of $0.1 million and $0.2 million, respectively. The decrease is due to a decrease in transmitter sales volume. While recorded revenue declined during the first six months of 2024, the Company was in receipt of approximately $0.2 million of additional confirmed orders (“backlog”), the majority of which are scheduled to ship in the third quarter of 2024.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expense. Loss from operations for the six months ended June 30, 2024 and 2023 were $11.3 million and $12.4 million, respectively.

Cost of Revenue:

	Six months ended June 30,
	2024	2023	$ Change	% Change
Cost of sales	$231	$222	$9	4%
Percent of total revenue	210%	104%

Cost of revenue was $0.2 million and $0.2 million, respectively, for the six months ended June 30, 2024 and 2023. There was a slight increase due to a higher cost of transmitters sold.

Research and Development Costs:

	Six months ended June 30,
	2024	2023	$ Change	% Change
Research and development	$4,788	$5,959	$(1,171)	(20)%
Percent of total revenue	4,353%	2,785%

Research and development costs were $4.8 million and $6.0 million, respectively, for the six months ended June 30, 2024 and 2023. The decrease of $1.2 million is primarily due to a $0.9 million decrease in employee compensation, consisting of a $0.7 million decrease in payroll costs and a $0.3 million decrease in stock-based compensation, a $0.1 million decrease in legal fees pertaining to patents, a $0.1 million decrease in test development costs and a $0.1 million decrease in software and support, partially offset by a $0.2 million increase in engineering components and supplies.

Sales and Marketing Costs:

	Six months ended June 30,
	2024	2023	$ Change	% Change
Sales and marketing	$1,692	$2,300	$(608)	(26)%
Percent of total revenue	1,538%	1,075%

Sales and marketing costs for the six months ended June 30, 2024 and 2023 were $1.7 million and $2.3 million, respectively. The decrease of $0.6 million is primarily due to a $0.5 million decrease in payroll costs due to a lower headcount within the department and a decrease in bonuses accrued, a $0.1 million decrease in tradeshow expense and a $0.1 million decrease in software, travel and miscellaneous office expenses, partially offset by a $0.2 million increase in consulting fees.

General and Administrative Expenses:

	Six months ended June 30,
	2024	2023	$ Change	% Change
General and administrative	$3,421	$4,065	$(644)	(16)%
Percent of total revenue	3,110%	1,900%

General and administrative costs for the six months ended June 30, 2024 and 2023 were $3.4 million and $4.1 million, respectively. The decrease of $0.6 million is primarily due to a $0.3 million decrease in stock-based compensation, a $0.2 million decrease in insurance premiums, a $0.1 million decrease in consulting and third-party service fees, a $0.1 million decrease in legal fees and a $0.1 million decrease in computer software and support, partially offset by a $0.1 million increase in public relations and annual meeting costs.

Severance Expense:

	Six months ended June 30,
	2024	2023	$ Change	% Change
Severance expense	$1,294	$90	$1,204	1,338%
Percent of total revenue	1,176%	42%

Severance expense for the six months ended June 30, 2024 and 2023 was $1.3 million and $0.1 million, respectively. The increase of $1.2 million is primarily due to the departure of the former CEO during 2024 for which $1.2 million in severance expense was recorded.

Other (expense) income, net:

	Six months ended June 30,
	2024	2023	$ Change	% Change
Offering costs related to warrant liability	$—	$(592)	$592	100%
Change in fair value of warrant liability	254	1,897	(1,643)	(87)%
Interest income	205	469	(264)	(56)%
Total other (expense) income, net	$459	$1,774	$(1,315)	(74)%

Offering costs related to warrant liability were $0.6 million for the six months ended June 30, 2023. We did not incur such cost during the six months ended June 30, 2024.

Other income resulting from the change in fair value of the warrant liability was $0.3 million for the six months ended June 30, 2024 and $1.9 million for the six months ended June 30, 2023. The changes for both periods were due to reduced market value of our common stock

Interest income for the six months ended June 30, 2024 was $0.2 million as compared to interest income of $0.5 million for the six months ended June 30, 2023. The decrease was due to a lower average cash balance in our savings account during the six months ended June 30, 2024 compared to the prior year period.

Net Loss. As a result of the above, net loss for the six months ended June 30, 2024 was $10.9 million as compared to $10.6 million for the six months ended June 30, 2023.

Liquidity and Capital Resources

During the six months ended June 30, 2024 and 2023, we recorded revenue of $110,000 and $214,000, respectively. We incurred net losses of $10.9 million and $10.6 million for the six months ended June 30, 2024 and 2023, respectively. Net cash used in operating activities was $10.8 million and $11.7 million for the six months ended June 30, 2024 and 2023, respectively. We are currently meeting our liquidity requirements through the proceeds of securities offerings that raised net proceeds of $6.9 million during 2023 and $1.8 million during the first quarter of 2024.

As of June 30, 2024, the Company had cash and cash equivalents of $4.9 million. We believe our current cash on hand, together with additional anticipated proceeds from the ATM Program and other financing transactions during 2024, continued cost and expense reductions and collections generated by anticipated revenues, will be sufficient to fund the Company’s operations through at least the next twelve months.

As we gain traction in the market with our new technology and continue to invest capital in transitioning and scaling the business from research and development of new technologies to commercial production, there can be no assurance that our available resources and revenue generated from our business operations will be sufficient to sustain our operations.

Accordingly, we expect to pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that we would find acceptable, or at all. If we are unsuccessful in implementing this plan, we will be required to make further cost and expense reductions or modifications to our on-going and strategic plans.

February 2024 Equity Offering

On February 15, 2024, we entered into a securities purchase agreement with an institutional investor, providing for the issuance and sale by us, in a registered direct offering (the “February 2024 Offering”), of (i) 570,000 shares of our common stock, (ii) pre-funded warrants to purchase up to 450,409 shares of common stock, and (iii) warrants to purchase up to an aggregate of 1,020,409 shares of common stock. Each share of common stock and pre-funded warrant was offered and sold together with an accompanying warrant at a combined price of $1.96 per share of common stock or pre-funded warrant, as applicable. The pre-funded warrants were exercised at a price of $0.001 per share during April 2024. The other warrants to purchase 1,020,409 shares of common stock are still outstanding and have an exercise price of $1.84 per share. These warrants expire five years from the date of issuance. We received net proceeds of approximately $1.8 million from the February 2024 Offering, after deducting placement agent fees and estimated offering expenses.

2024 ATM Offering Program

On June 21, 2024, the Company entered into the At the Market Offering Agreement, dated June 21, 2024, with H.C. Wainwright & Co., LLC as sales agent, pursuant to which the Company may issue and sell of up to $3.5 million in shares of the Company’s common stock (the “ATM Program”). No sales were made under the ATM Program in the six months ended June 30, 2024. After June 30, 2024, the Company received gross proceeds of $0.2 million from the sale of an aggregate of 240,112 shares of common stock under the ATM Program during the period from July 1, 2024 through August 9, 2024.

Cash Flows

Operating Activities - During the six months ended June 30, 2024, cash flows used in operating activities were $10.8 million, consisting of a net loss of $10.9 million, less adjustments to reconcile net loss to net cash used in operating activities aggregating $0.4 million (principally stock-based compensation of $0.5 million, depreciation and amortization of $0.1 million, offset by a change in fair value of warrant liability of $0.3 million), a $0.3 million decrease in accrued expenses, a $0.1 million increase in inventory and a $0.1 million decrease in accounts payable, partially offset by a $0.1 million decrease in prepaid expenses and other current assets.

During the six months ended June 30, 2023, cash flows used in operating activities were $11.7 million, consisting of a net loss of $10.6 million, plus adjustments to reconcile net loss to net cash used in operating activities aggregating $0.1 million (principally stock-based compensation of $1.0 million, issuance costs allocated to warrant liability of $0.6 million, inventory net realizable adjustment of $0.1 million and depreciation and amortization expense of $0.1 million, partially offset by a decrease in fair value of the warrant liability of $1.9 million), a $0.4 million increase in prepaid expenses and other current assets, a $0.4 million decrease in operating lease liabilities, a $0.3 million decrease in accrued expenses, a $0.2 million increase in inventory and a $0.2 million decrease in accrued severance, partially offset by a $0.2 million increase in accounts payable.

Investing Activities - During the six months ended June 30, 2024 and 2023, cash flows used in investing activities were $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2024, a small amount of testing and computer equipment was purchased. During the six months ended June 30, 2023, a small amount of testing equipment was purchased.

Financing Activities - During the six months ended June 30, 2024, cash flows provided by financing activities were $1.8 million, which primarily consisted of $1.8 million in net proceeds from a registered direct offering that included the sale of common stock, pre-funded warrants and warrants. During the six months ended June 30, 2023, cash flows provided by financing activities were $5.4 million, which consisted of $2.7 million in net proceeds from the issuance and sale of common stock and warrants, $2.7 million in net proceeds from the sale of shares of our common stock in an at-the-market (“ATM”) offering and $0.1 million in proceeds from the ESPP.

Backlog

We are in receipt of approximately $0.2 million of additional confirmed orders (“backlog”), the majority of which are scheduled to ship in the third quarter of 2024.

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

Based on the evaluation, our interim principal executive officer and our principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our interim principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the three months ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following are filed, furnished or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Energous Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 10, 2020).

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 15, 2023).

3.3

Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014).

10.1#	Energous Corporation 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 14, 2024).

10.2#	Energous Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on June 14, 2024).

10.3#

Severance and Change in Control Agreement, dated June 12, 2024, between Mallorie Burak and Energous Corporation (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8 K filed on June 14, 2024)

10.4

At The Market Offering Agreement, dated June 21, 2024, by and between Energous Corporation and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 21, 2024).

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

ENERGOUS CORPORATION
(Registrant)

Date: August 12, 2024	By:	/s/ Mallorie Burak
		Name:	Mallorie Burak
		Title:	Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)