Form 10-Q
period 2024-09-30
Energous Corp
filed 2024-11-13
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 7, 2024, there were 8,786,374 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	September 30, 2024	December 31, 2023
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,451	$13,876
Restricted cash	—	60
Accounts receivable, net	152	102
Inventory	737	430
Prepaid expenses and other current assets	511	539
Total current assets	2,851	15,007

Property and equipment, net	404	429
Operating lease right-of-use assets	695	1,240
Total assets	$3,950	$16,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,538	$1,879
Accrued expenses	956	1,254
Accrued severance expense	37	134
Warrant liability	207	620
Operating lease liabilities, current portion	767	707
Deferred revenue	11	27
Total current liabilities	3,516	4,621

Operating lease liabilities, long-term portion	—	557
Total liabilities	3,516	5,178

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued or outstanding as of September 30, 2024 and December 31, 2023.	—	—
Common Stock, $0.00001 par value, 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 7,774,275 and 5,471,121 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	1	1
Additional paid-in capital	396,744	393,539
Accumulated deficit	(396,311)	(382,042)
Total stockholders’ equity	434	11,498
Total liabilities and stockholders’ equity	$3,950	$16,676

(1)	The condensed balance sheet as of December 31, 2023 was derived from the audited balance sheet as of that date.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2023, as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$230	$169	$340	$383
Costs and expenses:
Cost of revenue	306	48	537	270
Research and development	1,701	2,460	6,489	8,419
Sales and marketing	699	774	2,391	3,074
General and administrative	1,022	1,699	4,443	5,764
Severance expense	83	269	1,377	359
Total costs and expenses	3,811	5,250	15,237	17,886
Loss from operations	(3,581)	(5,081)	(14,897)	(17,503)
Other income (expense), net:
Offering costs related to warrant liability	—	—	—	(592)
Change in fair value of warrant liability	159	788	413	2,685
Interest income	10	179	215	648
Total other income (expense), net	169	967	628	2,741
Net loss	$(3,412)	$(4,114)	$(14,269)	$(14,762)
Basic and diluted loss per common share	$(0.50)	$(0.86)	$(2.21)	$(3.30)
Weighted average shares outstanding, basic and diluted	6,834,170	4,762,187	6,446,274	4,467,436

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2023, as dicussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except for share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2024	5,471,121	$1	$393,539	$(382,042)	$11,498
Stock-based compensation - options	—	—	72	—	72
Stock-based compensation - restricted stock units (“RSUs”)	—	—	313	—	313
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	19	—	19
Issuance of shares for RSUs	16,775	—	—	—	—
Proceeds from contributions to the ESPP	—	—	36	—	36
Issuance of shares in an at-the-market (“ATM”) placement, net of $2 in issuance costs	27,870	—	47	—	47
Issuance of shares in a sale of common stock, pre-funded warrants and warrants, net of $230 in issuance costs	570,000	—	1,770	—	1,770
Net loss	—	—	—	(6,599)	(6,599)
Balance as of March 31, 2024	6,085,766	1	395,796	(388,641)	7,156
Stock-based compensation - RSUs	—	—	159	—	159
Stock-based compensation - ESPP	—	—	(16)	—	(16)
Issuance of shares for RSUs	14,371	—	—	—	—
Net refunds due to ESPP participants	3,750	—	(33)	—	(33)
Pre-funded warrants exercised	450,409	—	—	—	—
Net loss	—	—	—	(4,258)	(4,258)
Balance as of June 30, 2024	6,554,296	1	395,906	(392,899)	3,008
Stock-based compensation - RSUs	—	—	128	—	128
Stock-based compensation - ESPP	—	—	1	—	1
Issuance of shares for RSUs	2,811	—	—	—	—
Proceeds from contributions to the ESPP	—	—	5	—	5
Issuance of shares in an ATM placement, net of $234 in issuance costs	1,217,168	—	704	—	704
Net loss	—	—	—	(3,412)	(3,412)
Balance as of September 30, 2024	7,774,275	$1	$396,744	$(396,311)	$434

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	3,947,267	$1	$387,320	$(362,675)	$24,646
Stock-based compensation - options	—	—	21	—	21
Stock-based compensation - RSUs	—	—	476	—	476
Stock-based compensation - ESPP	—	—	25	—	25
Issuance of shares for RSUs	9,347	—	—	—	—
Proceeds from contributions to the ESPP	—	—	65	—	65
Issuance of shares in an ATM placement, net of $69 in issuance costs	182,511	—	2,675	—	2,675
Issuance of shares in a sale of common stock, net of $3,166 in issuance costs and fair value of liability warrant	412,500	—	134	—	134
Net loss	—	—	—	(6,653)	(6,653)
Balance as of March 31, 2023	4,551,625	1	390,716	(369,328)	21,389
Stock-based compensation - options	—	—	21	—	21
Stock-based compensation - RSUs	—	—	456	—	456
Stock-based compensation - performance share units (“PSUs”)	—	—	11	—	11
Stock-based compensation - ESPP	—	—	16	—	16
Issuance of shares for RSUs	34,075	—	—	—	—
Proceeds from contributions to the ESPP	16,341	—	1	—	1
Net loss	—	—	—	(3,995)	(3,995)
Balance as of June 30, 2023	4,602,041	1	391,221	(373,323)	17,899
Stock-based compensation - options	—	—	22	—	22
Stock-based compensation - RSUs	—	—	341	—	341
Stock-based compensation - PSUs	—	—	5	—	5
Stock-based compensation - ESPP	—	—	1	—	1
Issuance of shares for RSUs	11,249	—	—	—	—
Proceeds from contributions to the ESPP	—	—	3	—	3
Cash in lieu of fractional shares from reverse stock split	(1,857)	—	—	—	—
Issuance of shares in an ATM placement, net of $94 in issuance costs	435,561	—	883	—	883
Net loss	—	—	—	(4,114)	(4,114)
Balance as of September 30, 2023	5,046,994	$1	$392,476	$(377,437)	$15,040

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2023, as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,269)	$(14,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148	138
Stock-based compensation	676	1,395
Inventory net realizable value adjustment	—	166
Allowance for credit losses	—	(13)
Change in fair value of warrant liability	(413)	(2,685)
Offering costs allocated to warrants	—	592
Changes in operating assets and liabilities:
Accounts receivable, net	(50)	36
Inventory	(307)	(260)
Prepaid expenses and other current assets	28	(69)
Operating lease right-of-use assets	489	548
Accounts payable	(341)	(132)
Accrued expenses	(298)	(117)
Accrued severance expense	(97)	(214)
Operating lease liabilities	(441)	(534)
Deferred revenue	(16)	(5)
Net cash used in operating activities	(14,891)	(15,916)
Cash flows from investing activities:
Purchases of property and equipment	(123)	(97)
Net cash used in investing activities	(123)	(97)
Cash flows from financing activities:
Net proceeds from an ATM offering	751	3,558
Net proceeds from a sale of common stock and warrant issuance	1,770	2,677
Proceeds from contributions to the ESPP	8	70
Net cash provided by financing activities	2,529	6,305
Net decrease in cash, cash equivalents and restricted cash	(12,485)	(9,708)
Cash, cash equivalents and restricted cash - beginning	13,936	26,287
Cash, cash equivalents and restricted cash - ending	$1,451	$16,579
Supplemental disclosure of non-cash investing and financing activities:
Decrease in operating lease right-of-use assets and operating lease liabilities from incremental borrowing rate change	$51	$—
Increase in operating lease right-of-use assets and operating lease liabilities from lease modification	$5	$—

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

The Company believes its technology is innovative in its approach, in that the Company is developing solutions that charge IoT devices using RF technology. To date, the Company has developed and released to production multiple transmitters and receivers, including prototypes and partner production designs. The transmitters vary based on form, factor and power specifications and frequencies, while the receivers are designed to support a myriad of wireless charging applications including:

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

Note 2 – Liquidity and Management Plans

During the three and nine months ended September 30, 2024, the Company recorded revenue of $0.2 million and $0.3 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded revenue of $0.2 million and $0.4 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded net losses of $3.4 million and $14.3 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded net losses of $4.1 million and $14.8 million, respectively. Net cash used in operating activities was $14.9 million and $15.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had cash and cash equivalents of $1.5 million. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings, including the ATM Program (as defined in Note 7 below), which securities offerings generated aggregate net proceeds of $6.9 million during 2023 and $2.5 million during the nine months ended September 30, 2024.

Based on current operating levels, the Company will need to raise additional funds in the next 12 months by selling additional equity or incurring debt.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the period presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for other future periods.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions. The Company reports restricted cash on its balance sheet to disclose the amount reserved for a specific purpose aside from ordinary business operations. The Company had restricted cash as collateral for the Company’s corporate credit card program which was discontinued during the second quarter of 2024. As of September 30, 2024 and December 31, 2023, the carrying value of restricted cash was $0 and $0.1 million, respectively.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, cash equivalents, prepaid expenses and other current assets, and accounts payable and accrued expenses, are an approximate of their fair values because of the short maturity of these instruments. The Company’s warrant liability recognized at fair value on a recurring basis is a level 3 measurement (see Note 10 – Fair Value Measurements).

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

Note 3 – Summary of Significant Accounting Policies, continued

The Company’s revenue consists of its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the three and nine months ended September 30, 2024, the Company recognized $0.2 million and $0.3 million, respectively, in revenue. During the three and nine months ended September 30, 2023, the Company recognized $0.2 million and $0.4 million, respectively, in revenue.

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

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $1.7 million and $6.5 million for the three and nine months ended September 30, 2024, respectively. The Company incurred research and development costs of $2.5 million and $8.4 million for the three and nine months ended September 30, 2023, respectively.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2024, no liability for unrecognized tax benefits was required to be reported. The guidance from ASC 740, “Income Taxes” also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three or nine months ended September 30, 2024 and 2023. The Company files income tax returns with the United States, California, Texas and Arizona governments.

Note 3 – Summary of Significant Accounting Policies, continued

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of RSUs and PSUs and the enrollment of employees in the ESPP. The computation of diluted loss per share excludes potentially dilutive securities of 1,950,212 and 597,020, as outlined in the table below, for the three and nine months ended September 30, 2024 and 2023, respectively, because their inclusion would be anti-dilutive.

	For the three and	For the three and
	nine months ended	nine months ended
	September 30,	September 30,
	2024	2023
Warrants issued to investors	1,432,909	495,833
Options to purchase common stock	—	15,000
RSUs	517,303	83,687
PSUs	—	2,500
Total potentially dilutive securities	1,950,212	597,020

For the three and nine months ended September 30, 2024, the table above includes 1,020,409 warrants expiring on February 20, 2029, which have an exercise price of $1.84 per share and 412,500 warrants expiring on March 28, 2029, which, as of September 30, 2024, have an exercise price of $0.56 per share. For the three and nine months ended September 30, 2023, the table above includes 83,333 warrants that expired on March 1, 2024, which had an exercise price of $200 per share, and 412,500 warrants expiring on March 28, 2029, which, as of September 30, 2024, have an exercise price of $0.56 per share.

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

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer and Chief Financial Officer, reviews financial information on a regular basis for purposes of allocating resources and evaluating financial performance. All long-lived assets are located in the United States and substantially all revenue is attributed to customers based in the United States.

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

Management has reviewed other recently issued accounting pronouncements issued or proposed by the FASB and does not believe any of these accounting pronouncements has had or will have a material impact on the condensed financial statements.

Note 4 – Inventory

Below is a summary of the Company’s inventory as of September 30, 2024 and December 31, 2023 (in thousands):

	Balance as of
	September 30, 2024	December 31, 2023
Raw materials	$493	$101
Work-in-process	—	52
Finished goods	244	277
Total	$737	$430

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	Balance as of
	September 30, 2024	December 31, 2023
Accrued compensation	$699	$993
Accrued legal expenses	114	147
Other accrued expenses	143	114
Total	$956	$1,254

Note 6 – Commitments and Contingencies

Operating Leases

San Jose Lease

On May 20, 2022, the Company signed a lease amendment to the existing lease for its office space at its corporate headquarters in San Jose, California, extending the term of the lease for an additional three years. Upon signing the lease amendment, the Company recorded a new ROU lease asset of $2.1 million and operating lease liability of $2.1 million, using a present value discount rate of 3.0%, which was used as an incremental borrowing rate for a hypothetical fully collateralized real estate transaction. As of January 1, 2024, the discount rate was adjusted to 8% in order to reflect a realistic incremental borrowing rate at lease commencement. The adjustment created a one-time reduction to the ROU lease asset and operating lease liability of approximately $51,000. Upon expiration of the original lease on September 30, 2022, the new monthly lease payment starting October 1, 2022 is approximately $59,000, subject to annual escalations up to a maximum monthly lease payment of approximately $62,000. On July 31, 2024, the Company signed an additional lease amendment where the monthly payments through the remainder of 2024 were reduced to approximately $37,000 and the monthly payments from January 2025 through September 2025 were increased to approximately $76,000. No other changes were made to the existing lease. As a result of this amendment, the Company revalued its ROU lease asset to $0.8 million and its operating lease liability to $0.8 million on July 31, 2024. The Company recorded lease expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively. The Company recorded lease expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively.

Operating Lease Commitments

The Company follows ASC 842, “Leases” (“Topic 842”) and recognizes the required ROU assets and operating lease liabilities on its balance sheet. The Company anticipates having future total lease payments of $0.8 million during the period from the fourth quarter of 2024 to the third quarter of 2025. As of September 30, 2024, the Company has total operating lease ROU assets of $0.7 million and current portion of operating lease liabilities of $0.8 million. The weighted average remaining lease term is 1.0 years as of September 30, 2024.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of September 30, 2024 is as follows (in thousands):

For the year ending December 31,	Amount
2024 (Remaining)	$112
2025	686
Total future lease payments	798
Present value discount (8.0% weighted average)	(31)
Total operating lease liabilities	$767

Hosted Design Software Agreement

In June 2024, the Company renewed an electronic design automation software in a hosted environment license agreement through the end of 2025 under which the Company is required to remit quarterly payments of approximately $52,000 through the fourth quarter of 2025. During the three and nine months ended September 30, 2024, the Company recorded expense of approximately $52,000 and $500,000, respectively, under this agreement.

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

Note 6 – Commitments and Contingencies, continued

MBO Bonus Plan

On March 15, 2018, the Company’s Board of Directors (the “Board”), on the recommendation of the Board’s Compensation Committee (the “Compensation Committee”), approved the Energous Corporation MBO Bonus Plan (“Bonus Plan”) for executive officers of the Company. To be eligible to receive a bonus under the Bonus Plan, an executive officer must be continuously employed throughout the applicable performance period, in good standing, and achieve the performance objectives selected by the Compensation Committee.

Under the Bonus Plan, the Compensation Committee was responsible for selecting the amounts of potential bonuses for executive officers, the performance metrics used to determine whether any such bonuses would be paid and determining whether those performance metrics had been achieved.

The Company did not record any expense under the Bonus Plan during the three or nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company recorded $0.1 million and $0.4 million, respectively, in expense under the Bonus Plan. As of December 31, 2023, the Company had $0.5 million in bonuses earned during 2023 that had not yet been paid and was included in accrued expenses. As of September 30, 2024, the Company had paid all amounts accrued under the Bonus Plan.

On May 30, 2024, the Board, on the recommendation of the Compensation Committee, approved the 2024 Corporate Bonus Plan (the “2024 Bonus Plan”), whereby employees’ bonuses will be based upon achievement of performance objectives set by the Compensation Committee and paid annually. Employees must be continuously employed throughout the applicable performance period and payment date and achieve the performance objectives.

Under the 2024 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents, the performance metrics used to determine whether any such bonuses will be paid and determining whether those performance metrics have been achieved. As of September 30, 2024, the Company recorded approximately $0.1 million under the 2024 Bonus Plan.

Severance and Change in Control Agreement

On March 15, 2018, the Compensation Committee approved a form of Severance and Change in Control Agreement that the Company may enter into with executive officers.

On May 30, 2024, the Compensation Committee approved a new form of Severance Agreement and Change in Control Agreement (“Severance Agreement”) that the Company may enter into with executive officers and vice presidents (each, an “Executive”). Under the Severance Agreement, if an Executive party thereto is terminated without cause or in a qualifying change in control termination, the Company agrees to pay the Executive three to twelve months of that Executive’s monthly base salary and 25% to 100% of the Executive’s target bonus, and to accelerate the vesting of 25% to 100% of the Executive’s unvested equity awards. If an Executive elects continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) the Company will pay the full amount of the Executive’s premiums under the Company’s health, dental and vision plans, including coverage for the Executive’s eligible dependents, for the three-to-twelve-month period, as applicable, following the Executive’s termination.

Note 6 – Commitments and Contingencies, continued

Executive Transition – Cesar Johnston

On March 26, 2024, the Company announced that Cesar Johnston was no longer serving as President and Chief Executive Officer of the Company effective March 24, 2024. In connection with his cessation as an officer of the Company, Mr. Johnston was entitled to receive the benefits and payments set forth in the Amended and Restated Severance and Change in Control Agreement, dated December 6, 2021 (“Johnston Severance Agreement”), between the Company and Mr. Johnston. Accordingly, Mr. Johnston received (a) 18 months of his monthly salary plus the amount equal to 100% of his target bonus, (b) any outstanding unvested equity awards held by Mr. Johnston that were scheduled to vest during the next 18 months following the termination date, and (c) reimbursement for continued COBRA payments, if elected by Mr. Johnston, during the 18 months following the termination date. The Company recorded $1.2 million in total severance expense pertaining to Mr. Johnston’s departure during the nine months ended September 30, 2024, including $0.1 million in stock-based compensation as a result of accelerated vesting of RSUs and options (see Note 8 – Stock-Based Compensation for additional details).

As of September 30, 2024, the Company had accrued unpaid severance expense related to COBRA reimbursements of approximately $37,000 pertaining to the Johnston Severance Agreement, which is due to be paid through September 2025.

Mr. Johnston received approximately $8,000 in Director's fees for the period of March 28, 2024 through June 12, 2024, during which he did not serve as President and Chief Executive Officer but continued to serve as a member of the Board.

Executive Transition – William Mannina

On July 20, 2023, the Company announced the departure of William Mannina, former Acting Chief Financial Officer, effective August 16, 2023. Pursuant to the terms of a letter agreement between Mr. Mannina and the Company, Mr. Mannina received payments and benefits including cash severance payments equivalent to nine months of his then-current salary of approximately $266,000 and premium payments for continued healthcare coverage for nine months following his resignation effective date. Mr. Mannina’s restricted stock units continued to vest through August 16, 2023.

As of September 30, 2024, the Company had no accrued unpaid severance expense pertaining to Mr. Mannina’s agreement.

Strategic Alliance Agreement

In November 2016, the Company and Dialog Semiconductor plc (“Dialog”), a related party, entered into a Strategic Alliance Agreement (“Alliance Agreement”) for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (“Licensed Products”). Pursuant to the terms of the Alliance Agreement, the Company agreed to engage Dialog as the exclusive supplier of the Licensed Products for specified fields of use, subject to certain exceptions (the “Company Exclusivity Requirement”). Dialog agreed to not distribute, sell or work with any third party to develop any competing products without the Company’s approval. In addition, both parties agreed on a revenue sharing arrangement and to collaborate on the commercialization of Licensed Products based on a mutually-agreed upon plan. Each party will retain all of its intellectual property rights.

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

On September 20, 2021, the Company was notified by Dialog, which had been recently acquired by Renesas Electronics Corporation (“Renesas”), that it was terminating the Alliance Agreement between the Company and Dialog. There is a wind down period included in the Alliance Agreement which concluded in September 2024. During the wind down period, the Alliance Agreement’s terms applied to the Company’s products that are covered by certain existing customer relationships, except that the parties’ respective exclusivity rights have terminated.

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

On October 4, 2021, the Company filed a prospectus supplement covering the offering, issuance and sale of up to an additional $35 million of shares of the Company’s common stock pursuant to the Prior ATM Program. The Company raised net proceeds of $27.0 million (net of $0.9 million in issuance costs), during 2021 under the Prior ATM Program. During 2022, the Company raised an additional $0.7 million (net of $0.1 million in issuance costs) under the Prior ATM Program. During the first quarter of 2023, the Company raised $3.6 million (net of $0.2 million in issuance costs) under the Prior ATM Program. As of September 30, 2024, there is no amount remaining in the Prior Shelf due to its expiration on September 24, 2023.

On November 15, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on December 16, 2021. This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $100 million. Pursuant to this registration statement, on March 28, 2023, the Company completed an underwritten offering pursuant to which it issued and sold an aggregate of (i) 412,500 shares of its common stock and (ii) warrants to purchase up to 412,500 shares of its common stock (the “2023 Warrants”), for net proceeds of $2.7 million, after deducting underwriting discounts, commission and expenses payable by the Company. The 2023 Warrants were immediately exercisable upon issuance and have a term of six years and an exercise price of $8.00. The Company allocated the proceeds received first to the 2023 Warrants based on the fair value of the 2023 Warrants as determined at initial measurement, with the remaining proceeds allocated to the Shares (see Note 9 – Warrant Liability and Note 10 – Fair Value Measurements). Pursuant to the terms of the 2023 Warrants, the exercise price was adjusted to $1.66 during 2023 and was further adjusted to $0.56 as of September 30, 2024.

On February 15, 2024, the Company entered into a securities purchase agreement with an institutional investor, providing for the issuance and sale by the Company in a registered direct offering (the “Offering”), of (i) 570,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 450,409 shares of common stock (referred to individually as a “Pre-Funded Warrant” and collectively as the “Pre-Funded Warrants”), and (iii) warrants to purchase an aggregate of 1,020,409 shares of common stock (referred to individually as a “Warrant” and collectively as the “2024 Warrants”). Each share of common stock and Pre-Funded Warrant was offered and sold together with an accompanying 2024 Warrant at a combined price of $1.96 per share of common stock or Pre-Funded Warrant, as applicable. Each Pre-Funded Warrant and 2024 Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.001 per share, in the case of Pre-Funded Warrants, or $1.84 per share, in the case of 2024 Warrants. The Pre-Funded Warrants expired upon full exercise in April 2024, and the 2024 Warrants expire five years from the date of issuance. The Offering closed on February 20, 2024. The Company received net proceeds of approximately $1.8 million (net of $0.2 million in issuance costs).

Note 7 – Capital Stock and Warrants, continued

On June 21, 2024, the Company filed a prospectus supplement covering the offering, issuance and sale of up to $3.4 million in shares of the Company’s common stock pursuant to the At the Market Offering Agreement, dated June 21, 2024, between the Company and H.C. Wainwright & Co., LLC (the “Current ATM Program”, and together with the Prior ATM program, the “ATM Program”). In addition, on June 20, 2024, the Company provided notice of termination of the Prior ATM Program that the Company had entered into with Roth Capital Partners, LLC, as sales agent. The Company entered into the Current ATM Program discussed above to replace the Prior ATM Program. During both the three and nine months ended September 30, 2024, the Company sold 1,217,168 shares of its common stock under the Current ATM Program for proceeds of approximately $0.7 million (net of commissions and other related offering expenses of approximately $0.2 million). As of September 30, 2024, the Company has approximately $2.5 million remaining on the Current ATM Program for potential future sales.

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	September 30, 2024	December 31, 2023
Stock options outstanding	—	15,000
RSUs outstanding	517,303	71,734
Warrants outstanding	1,432,909	495,833
Shares available for issuance under the 2013 Equity Incentive Plan	—	118,877
Shares available for issuance under the 2014 Non-employee Equity Compensation Plan	—	29,137
Shares available for issuance under the 2015 Performance Share Unit Plan	—	108,897
Shares available for issuance under the 2017 Equity Inducement Plan	—	51,084
Shares available for issuance under the 2024 Equity Incentive Plan	284,758	—
Shares available for issuance under the Employee Stock Purchase Plan	17,166	14,716
Total	2,252,136	905,278

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

On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 100,000 shares. On March 28, 2024, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 121,510 shares. As of September 30, 2024, 62,802 shares of common stock remain available to be issued through outstanding RSUs under the 2017 Equity Inducement Plan. No new equity award grants are to be issued from the 2017 Equity Inducement Plan.

Note 8 – Stock-Based Compensation, continued

2024 Equity Incentive Plan

On June 12, 2024, the Energous Corporation 2024 Equity Incentive Plan (the “2024 Plan”) was approved by stockholders for the issuance of equity incentive awards to eligible participants, which replaced the following equity plans of the Company: (i) the 2013 Equity Incentive Plan, (ii) 2014 Non-Employee Equity Compensation Plan, (iii) the Performance Share Unit Plan and (iv) the 2017 Equity Inducement Plan (collectively, the “Prior Equity Plans”). All existing outstanding awards remain outstanding under the Prior Equity Plans, and an additional 456,000 shares of common stock were approved for issuance under the 2024 Plan.

As of September 30, 2024, 284,758 shares of common stock remain available for issuance under the 2024 Plan.

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

As of September 30, 2024, 17,166 shares of common stock remain eligible to be issued under the ESPP. Employees contributed approximately $5,000 through payroll withholdings to the ESPP as of September 30, 2024 for the current offering period which concludes on December 31, 2024.

Stock Option Activity

In February 2022, the Board granted the Company’s former Chief Executive Officer 15,000 stock options at an exercise price of $25.40 per share with half of the options vesting on the second anniversary of the vesting start date and a quarter of the options vesting on each of the two following anniversaries. Under the former Chief Executive Officer’s Severance Agreement, unvested awards vesting within 18 months of termination were accelerated and became vested on March 26, 2024. Consequently, 3,750 options became vested and another 3,750 options were forfeited. This resulted in stock-based compensation expense of approximately $0 and $53,000 during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, all stock options granted to the former Chief Executive Officer were forfeited.

No stock options were granted during the three and nine months ended September 30, 2023 and 2024.

Note 8 – Stock-Based Compensation, continued

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life In	Intrinsic
	Options	Price	Years	Value
Outstanding as of January 1, 2024	15,000	$25.40	7.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(15,000)	25.40	—	—
Outstanding as of September 30, 2024	—	$—	—	$—
Exercisable as of January 1, 2024	7,500	$25.40	7.9	$—
Vested	3,750	25.40	—	—
Exercised	—	—	—	—
Forfeited	(11,250)	25.40	—	—
Exercisable as of September 30, 2024	—	$—	—	$—

As of September 30, 2024, the unamortized fair value of stock options was $0.

Restricted Stock Units (“RSUs”)

During the nine months ended September 30, 2024, the Board granted its Interim Principal Executive officer and Chief Financial Officer 77,000 RSUs. Each RSU represents the contingent right to one share of common stock of the Company. The RSU awards vest over four years.

During the nine months ended September 30, 2024, the Compensation Committee granted directors an aggregate of 6,000 RSUs for service on the Board. These RSU awards vest on the one-year anniversary of the grant date.

During the nine months ended September 30, 2024, the Board granted employees an aggregate of 468,000 RSUs, which vest over four years.

Under the former Chief Executive Officer’s Severance Agreement, unvested RSUs vesting within 18 months of termination were accelerated and vested on March 26, 2024. Consequently, 3,017 RSUs vested resulting in stock-based compensation expense of approximately $0 and $77,000 during the three and nine months ended September 30, 2024, respectively.

As of September 30, 2024, the unamortized fair value of the RSUs was $0.9 million. The unamortized amount will be expensed over a weighted average period of 2.8 years. A summary of the activity related to RSUs for the nine months ended September 30, 2024 is presented below:

		Weighted
		Average
		Grant
		Date Fair
	Total	Value
Outstanding at January 1, 2024	71,734	$24.65
RSUs granted	551,000	1.18
RSUs forfeited	(71,474)	4.61
RSUs vested	(33,957)	23.35
Outstanding at September 30, 2024	517,303	$2.50

Performance Stock Units (“PSUs”)

PSUs are grants that vest upon the achievement of certain performance goals. The goals are commonly related to the Company’s revenue and achievement of sales and marketing goals.

Note 8 – Stock-Based Compensation, continued

On July 20, 2022, the Board granted the Company’s former Chief Executive Officer 14,350 PSUs under the Company’s 2015 Performance Share Unit Plan pursuant to the terms of the former executive’s offer letter with the Company (See Note 6 – Commitments and Contingencies). The 14,350 PSUs that had been approved were to vest as follows: (a) up to 9,350 PSU shares would vest on December 31, 2022, subject to the former executive’s continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, by the former executive of certain performance metrics previously determined by the Compensation Committee and approved by the Board, and (b) up to an additional 2,500 PSU shares would vest on each of December 31, 2023 and December 31, 2024, subject to continued service as Chief Executive Officer and the achievement, to be determined in the Compensation Committee’s sole discretion, of certain performance metrics.

There was no PSU activity for the three or nine months ended September 30, 2024 and 2023. The 2,500 PSU shares that were reserved for grant during 2024 per the former executive’s offer letter with the Company, as well as the 1,250 shares reserved for potential outperformance by the former executive of 2024 goals were returned to the 2015 Performance Share Unit Plan for future issuance upon the former executive’s termination of service with the Company.

Employee Stock Purchase Plan

The current offering period under the ESPP began on July 1, 2024 and will conclude on December 31, 2024. The recently completely offering period under the ESPP started on January 1, 2024 and concluded on June 30, 2024. During the year ended December 31, 2023, there were two offering periods. The first offering period began on January 1, 2023 and concluded on June 30, 2023. The second offering period began on July 1, 2023 and concluded on December 31, 2023.

The weighted average grant-date fair value of the purchase option for each designated share purchased under the ESPP was approximately $0.63 per share and $4.05 per share for the nine months ended September 30, 2024 and 2023, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the ESPP of approximately $1,000 and $4,000 for the three and nine months ended September 30, 2024, respectively. The Company recognized compensation expense for the ESPP of approximately $1,000 and $42,000 for the three and nine months ended September 30, 2023, respectively.

The Company estimated the fair value of ESPP purchase options granted during the nine months ended September 30, 2024 and 2023 using the Black-Scholes option pricing model. The fair values of ESPP purchase options granted were estimated using the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Stock price	$1.09-1.83	$4.80-16.72
Dividend yield	0%	0%
Expected volatility	76%-112%	59%-67%
Risk-free interest rate	5.26%-5.37%	4.42%-5.47%
Expected life	6 months	6 months

Stock-Based Compensation Expense

The total amount of stock-based compensation was reflected within the statements of operations as (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$35	$139	$194	$558
Sales and marketing	67	85	217	293
General and administrative	27	145	135	544
Severance expense	—	—	130	—
Total	$129	$369	$676	$1,395

Note 9 – Warrant Liability

2023 Warrants

In March 2023, the Company issued 412,500 warrants to purchase up to 412,500 shares of its common stock. The 2023 Warrants have a six-year term and were exercisable upon issuance on March 28, 2023. Each 2023 Warrant was initially exercisable for one share of the Company’s common stock at a price of $8.00 per share. As of September 30, 2024, the exercise price was adjusted to $0.56 per share (subject to further adjustment in certain circumstances, including in the event of stock dividends and splits; recapitalizations; change of control transactions; and issuances or sales of, or agreements to issue or sell, shares of common stock or common stock equivalents at a price per share less than the then-applicable exercise price for the 2023 Warrants, including sales under the ATM Program, the “Exercise Price”).

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

The Company accounted for the 2023 Warrants in accordance with the derivative guidance contained in ASC 815-40, as the warrants did not meet the criteria for equity treatment. The Company believes that the adjustments to the Exercise Price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the 2023 Warrants are not eligible for an exception from derivative accounting. As such, the 2023 Warrants were initially measured at fair value and recorded as a liability in the amount of $3.1 million. As of September 30, 2024, all 2023 Warrants were outstanding. As of September 30, 2024, the fair value of the warrant liability was $0.2 million. The Company recorded a change in fair value of the warrant liability of $0.2 million and $0.4 million for the three and nine months ended September 30, 2024, respectively. The Company recorded a change in fair value of the warrant liability of $0.8 million and $2.7 million for the three and nine months ended September 30, 2023, respectively.

Note 10 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Balance as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,451	$—	$—	$1,451
Liabilities:
Warrant liability	$—	$—	$207	$207

	Balance as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$12,567	$—	$—	$12,567
Liabilities:
Warrant liability	$—	$—	$620	$620

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

The key inputs into the Monte Carlo simulation model for the 2023 Warrants are as follows:

	As of September 30,	As of June 30,	As of March 31,	As of September 30,	As of June 30,	As of March 31,
	2024	2024	2024	2023	2023	2023
Share price	$0.59	$1.09	$2.03	$1.60	$4.80	$10.80
Exercise price	$0.56	$1.66	$1.66	$1.66	$8.00	$8.00
Term (in years)	4.49	4.75	5.00	5.50	5.75	6.00
Volatility	85%	85%	85%	75%	65%	65%
Risk-free rate	3.6%	4.4%	4.2%	4.6%	4.1%	3.6%
Dividend yield	0%	0%	0%	0%	0%	0%

The change in the fair value of the 2023 Warrant liability was $0.4 million during the nine months ended September 30, 2024. The change in fair value of the 2023 Warrant liability was $2.7 million during the nine months ended September 30, 2023 (see Note 9 – Warrant Liability).

	For the nine months ended September 30,
	2024	2023
Beginning value	$620	$—
Initial valuation of new warrants	—	3,135
Change in value of warrant liability	(413)	(2,685)
Ending value	$207	$450

Note 11 – Customer Concentrations

Two customers accounted for approximately 85% of the Company’s revenue for the three months ended September 30, 2024, and two customers accounted for approximately 74% of the Company’s revenue for the nine months ended September 30, 2024. Three customers accounted for approximately 75% of the Company’s revenue for the three months ended September 30, 2023, and three customers accounted for approximately 67% of the Company’s revenue for the nine months ended September 30, 2023. Two customers accounted for approximately 89% of the Company’s accounts receivable balance as of September 30, 2024, and two customers accounted for approximately 88% of the Company’s accounts receivable balance as of December 31, 2023.

Note 12 – Subsequent Event

Current ATM

For the period October 1, 2024 through November 12, 2024, the Company sold 1,069,169 shares through its Current ATM, representing $0.6 million in net proceeds.

Agile Subordinated Loan Agreement

Effective October 1, 2024, the Company entered into a subordinated business loan agreement (the “Original Loan Agreement”) with Agile Capital Funding, LLC and Agile Lending, LLC (collectively, the “Lender”), which provided for an initial term loan of $525,000, with the ability to receive additional term loans of up to $1.6 million, subject to certain conditions (such loans, the “Term Loan”). Principal and interest on the initial term loan in the aggregate amount of $756,000 was to be repaid in weekly payments of $27,000 commencing on October 14, 2024 and fully repaid on or before the maturity date of April 21, 2025. The Term Loan would be expressly subordinated to the Company's obligations on certain senior indebtedness of the Company as provided in the Original Loan Agreement. Effective only upon the occurrence and continuance of an event of default under the Loan Agreement, the Company would grant the Lender a security interest in certain collateral, excluding intellectual property, of the Company as set forth in the Original Loan Agreement.

Effective November 5, 2024, the Company entered into an amended subordinated business loan agreement with the Lender (the “Amended Loan Agreement”) to refinance the Term Loan. The Amended Loan Agreement provides for a new term loan of $997,000, with the ability to receive additional term loans of up to $1.6 million, subject to certain conditions (such new loans, the “New Term Loan”). Principal and interest on the initial new term loan in the aggregate amount of $1,415,740 is to be repaid in weekly payments of approximately $39,000 and fully repaid on or before the maturity date of July 17, 2025. The proceeds of the New Term Loan were used to repay in full the Term Loan described above, which had a balance of $648,000 on November 5, 2024, and the remaining proceeds will be used for working capital. The New Term Loan will be expressly subordinated to the Company's obligations on certain senior indebtedness of the Company as provided in the Amended Loan Agreement. The Amended Loan Agreement replaces the Original Loan Agreement and otherwise contains substantially the same terms as the Original Loan Agreement.

Regulation A Offering

On October 11, 2024, the Company filed a Regulation A Offering Statement on Form 1-A with an offering of a maximum of 5,000,000 Units (the “Regulation A Offering”), with each Unit consisting of one share of Series A Convertible Preferred Stock and three common stock purchase warrants, two to each purchase one share of common stock at an exercise price of $1.50 per share and one to purchase one share of common stock at $2.00 per share, for an aggregate of 5,000,000 shares of Series A Convertible Preferred Stock (and 10,000,000 shares of common stock underlying the shares of Series A Convertible Preferred Stock) and warrants to purchase up to an aggregate of 10,000,000 shares of common stock at an exercise price of $1.50 per share and 5,000,000 shares of common stock at an exercise price of $2.00 per share, at an offering price of $1.50 per Unit, for a maximum offering amount of $7,500,000. The Regulation A Offering is subject to qualification by the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation d/b/a Energous Wireless Power Solutions, a Delaware corporation. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “would,” “should,” “could,” “seek,” “intend,” “plan,” “continue,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed business strategy; market opportunities; regulatory approval; expectations for current and potential business relationships; and expectations for revenues, liquidity cash flows and financial performance, the anticipated results of our research and development efforts, the timing for receipt of required regulatory approvals and product launches; and the impact of geopolitical, macroeconomic, health and other world events. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements relate to the future and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to develop commercially feasible technology; timing of customer implementations of our technology in consumer products; timing and receipt of regulatory approvals in the United States and internationally; our ability to find and maintain development partners; market acceptance of our technology; competition in our industry; our ability to protect our intellectual property; competition; our ability to maintain or improve our financial position, cash flows, and liquidity and our expected financial needs; and other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis sections of our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q, including this Report. We undertake no obligation to publicly update any of our forward-looking statements, whether as a result of new information, future developments or otherwise.

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

We believe our technology is innovative in its approach, in that we are developing solutions that charge IoT devices using RF technology. To date, we have developed and released to production multiple transmitters and receivers, including prototypes and partner production designs. The transmitters vary based on form, factor and power specifications and frequencies, while the receivers are designed to support a myriad of wireless charging applications, including:

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

During the three months ended September 30, 2024, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Comparison of Three Months Ended September 30, 2024 and 2023

The following table sets forth selected Condensed Statements of Operations data (in thousands) and such data as a percentage of revenue:

	Three months ended September 30,
	2024		2023
Revenue	$230	100%	$169	100%
Costs and expenses:
Cost of revenue	306	133%	48	28%
Research and development	1,701	740%	2,460	1,456%
Sales and marketing	699	304%	774	458%
General and administrative	1,022	444%	1,699	1,005%
Severance expense	83	36%	269	159%
Total operating expenses	3,811	1,657%	5,250	3,107%
Loss from operations	(3,581)	(1,557)%	(5,081)	(3,007)%
Other income:
Change in fair value of warrant liability	159	69%	788	466%
Interest income	10	4%	179	106%
Total other income	169	73%	967	572%
Net loss	$(3,412)	(1,483)%	$(4,114)	(2,434)%

Revenue. During the three months ended September 30, 2024 and 2023, we recorded revenue of $0.2 million and $0.2 million, respectively. Revenue for the three months ended September 30, 2024 consisted primarily of transmitter sales volume versus the majority of revenue being derived from non-recurring engineering fees and the sale of semiconductor chips during the same period in 2023. This shift in revenue focus represents the beginning of the Company’s transition from research and development to commercial production of its PowerBridge transmitters.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expense. Loss from operations for the three months ended September 30, 2024 and 2023 were $3.6 million and $5.1 million, respectively.

Cost of Revenue:

	Three months ended September 30,
	2024	2023	$ Change	% Change
Cost of sales	$306	$48	$258	538%
Percent of total revenue	133%	28%

Cost of revenue was $0.3 million and less than $0.1 million, respectively, for the three months ended September 30, 2024 and 2023. The increase is primarily due to the cost of transmitters sold, as the initial sales of 2-watt PowerBridge transmitters that were shipped during the third quarter of 2024 were built in-house. We believe the cost of producing these transmitters will decrease in future quarters, as we utilize a contract manufacturer more often. During the same period in 2023, revenue generated by transmitter sales represented a small percentage of the total revenue for that period, as the revenue for the three months ended September 30, 2023 consisted mainly of non-recurring engineering fees for which the cost was included in research and development costs.

Research and Development Costs:

	Three months ended September 30,
	2024	2023	$ Change	% Change
Research and development	$1,701	$2,460	$(759)	(31)%
Percent of total revenue	740%	1,456%

Research and development costs were $1.7 million and $2.5 million, respectively, for the three months ended September 30, 2024 and 2023. The decrease of $0.8 million is primarily due to a $0.3 million decrease in personnel-related expenses, consisting of a $0.2 million decrease in payroll costs and a $0.1 million decrease in stock-based compensation, a $0.2 million decrease in software costs, a $0.1 million decrease in engineering components and circuit boards, and a $0.1 million decrease in miscellaneous office and facility expenses.

Sales and Marketing Costs:

	Three months ended September 30,
	2024	2023	$ Change	% Change
Sales and marketing	$699	$774	$(75)	(10)%
Percent of total revenue	304%	458%

Sales and marketing costs for the three months ended September 30, 2024 and 2023 were $0.7 million and $0.8 million, respectively. The decrease of $0.1 million is primarily due to a $0.1 million decrease in personnel related costs due to reduced headcount.

General and Administrative Expenses:

	Three months ended September 30,
	2024	2023	$ Change	% Change
General and administrative	$1,022	$1,699	$(677)	(40)%
Percent of total revenue	444%	1,005%

General and administrative costs for the three months ended September 30, 2024 and 2023 were $1.0 million and $1.7 million, respectively. The decrease of $0.7 million is primarily due to a $0.1 million decrease in stock-based compensation from the former

CEO’s departure from the Company, a $0.2 million decrease in consulting and third-party fees, a $0.1 million decrease in insurance premiums, a $0.1 million decrease in accounting and audit fees and a $0.1 million decrease in legal fees.

Severance Expense:

	Three months ended September 30,
	2024	2023	$ Change	% Change
Severance expense	$83	$269	$(186)	(69)%
Percent of total revenue	36%	159%

Severance expense for the three months ended September 30, 2024 and 2023 was $0.1 million and $0.3 million, respectively. The severance expense for the three months ended September 30, 2024 was related to non-executive employees. The severance expense for the three months ended September 20, 2023 was related to the settlement of the departure by the former Chief Financial Officer.

Other income:

	Three months ended September 30,
	2024	2023	$ Change	% Change
Change in fair value of warrant liability	$159	$788	$(629)	(80)%
Interest income	10	179	(169)	(94)%
Total other income	$169	$967	$(798)	(83)%

Other income resulting from the change in fair value of the warrant liability was $0.2 million for the three months ended September 30, 2024 and $0.8 million for the three months ended September 30, 2023. The changes for both periods were due to a lower market value of our common stock.

Interest income for the three months ended September 30, 2024 was $10,000 as compared to interest income of $179,000 for the three months ended September 30, 2023. The decrease was due to a lower average cash balance in our savings account during the three months ended September 30, 2024 compared to the prior year period.

Net Loss. As a result of the above, net loss for the three months ended September 30, 2024 was $3.4 million as compared to $4.1 million for the three months ended September 30, 2023.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table sets forth selected Condensed Statements of Operations data (in thousands) and such data as a percentage of revenue:

	Nine months ended September 30, 2024
	2024		2023
Revenue	$340	100%	$383	100%
Costs and expenses:
Cost of revenue	537	158%	270	70%
Research and development	6,489	1,909%	8,419	2,198%
Sales and marketing	2,391	703%	3,074	803%
General and administrative	4,443	1,307%	5,764	1,505%
Severance expense	1,377	405%	359	94%
Total operating expenses	15,237	4,481%	17,886	4,670%
Loss from operations	(14,897)	(4,381)%	(17,503)	(4,570)%
Other (expense) income:
Offering costs related to warrant liability	—	—	(592)	(155)%
Change in fair value of warrant liability	413	121%	2,685	701%
Interest income	215	63%	648	169%
Total other (expense) income	628	185%	2,741	(716)%
Net loss	$(14,269)	(4,197)%	$(14,762)	(3,854)%

Revenue. During the nine months ended September 30, 2024 and 2023, we recorded revenue of $0.3 million and $0.4 million, respectively. The decrease is due to a decrease in non-recurring engineering revenue. Revenue for the nine months ended September 30, 2024 consisted primarily of transmitter sales volume versus the majority of revenue being derived from non-recurring engineering fees and the sale of semiconductor chips during the same period in 2023. This shift in revenue focus represents the beginning of the Company’s transition from research and development to commercial production of its PowerBridge transmitters.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expense. Loss from operations for the nine months ended September 30, 2024 and 2023 were $14.9 million and $17.5 million, respectively.

Cost of Revenue:

	Nine months ended September 30,
	2024	2023	$ Change	% Change
Cost of sales	$537	$270	$267	99%
Percent of total revenue	158%	70%

Cost of revenue was $0.5 million and $0.3 million, respectively, for the nine months ended September 30, 2024 and 2023. The increase is primarily due to the cost of transmitters sold, as the initial sales of 2-watt PowerBridge transmitters that were shipped during the second and third quarter of 2024 were built in-house. We believe the cost of producing these transmitters will decrease in future quarters, as we utilize a contract manufacturer more often. During the same period in 2023, revenue generated by transmitter sales represented a small percentage of the total revenue for that period, as the revenue for the nine months ended September 30, 2023 consisted mainly of non-recurring engineering fees for which the cost was included in research and development costs.

Research and Development Costs:

	Nine months ended September 30,
	2024	2023	$ Change	% Change
Research and development	$6,489	$8,419	$(1,930)	(23)%
Percent of total revenue	1,909%	2,198%

Research and development costs were $6.5 million and $8.4 million, respectively, for the nine months ended September 30, 2024 and 2023. The decrease of $1.9 million is primarily due to a $1.2 million decrease in employee compensation, consisting primarily of a $0.9 million decrease in personnel-related expenses and a $0.4 million decrease in stock-based compensation, a $0.4 million decrease in software and maintenance costs, a $0.1 million decrease in test development costs, a $0.1 million decrease in consulting and third-party expenses and a $0.1 million decrease in travel and miscellaneous office expenses, partially offset by a $0.1 million increase in engineering components and circuit boards.

Sales and Marketing Costs:

	Nine months ended September 30,
	2024	2023	$ Change	% Change
Sales and marketing	$2,391	$3,074	$(683)	(22)%
Percent of total revenue	703%	803%

Sales and marketing costs for the nine months ended September 30, 2024 and 2023 were $2.4 million and $3.1 million, respectively. The decrease of $0.7 million is primarily due to a $0.7 million decrease in employee compensation, consisting of a $0.6 million decrease in personnel related expenses due to a lower headcount within the department and a $0.1 million decrease in stock-based compensation, a $0.1 million decrease in tradeshow expense and a $0.1 million decrease in software, travel and miscellaneous office expenses, partially offset by a $0.3 million increase in consulting fees.

General and Administrative Expenses:

	Nine months ended September 30,
	2024	2023	$ Change	% Change
General and administrative	$4,443	$5,764	$(1,321)	(23)%
Percent of total revenue	1,307%	1,505%

General and administrative costs for the nine months ended September 30, 2024 and 2023 were $4.4 million and $5.8 million, respectively. The decrease of $1.3 million is primarily due to a $0.4 million decrease in stock-based compensation, a $0.3 million decrease in insurance premiums, a $0.3 million decrease in consulting and third-party service fees, a $0.2 million decrease in legal fees, a $0.1 million decrease in computer software and support and a $0.1 million decrease in travel and miscellaneous office expenses, partially offset by a $0.2 million increase in public relations and annual meeting costs.

Severance Expense:

	Nine months ended September 30,
	2024	2023	$ Change	% Change
Severance expense	$1,377	$359	$1,018	284%
Percent of total revenue	405%	94%

Severance expense for the nine months ended September 30, 2024 and 2023 was $1.4 million and $0.4 million, respectively. The increase of $1.0 million is primarily due to the departure of the former CEO during 2024 for which $1.2 million in severance expense was recorded, partially offset by $0.3 million in severance expense recorded during 2023 due to the departure of the former CFO.

Other (expense) income, net:

	Nine months ended September 30,
	2024	2023	$ Change	% Change
Offering costs related to warrant liability	$—	$(592)	$592	100%
Change in fair value of warrant liability	413	2,685	(2,272)	(85)%
Interest income	215	648	(433)	(67)%
Total other (expense) income, net	$628	$2,741	$(2,113)	(77)%

Offering costs related to warrant liability were $0.6 million for the nine months ended September 30, 2023. We did not incur such cost during the nine months ended September 30, 2024.

Other income resulting from the change in fair value of the warrant liability was $0.4 million for the nine months ended September 30, 2024 and $2.7 million for the nine months ended September 30, 2023. The changes for both periods were due to a lower market value of our common stock

Interest income for the nine months ended September 30, 2024 was $0.2 million as compared to interest income of $0.6 million for the nine months ended September 30, 2023. The decrease was due to a lower average cash balance in our savings account during the nine months ended September 30, 2024 compared to the prior year period.

Net Loss. As a result of the above, net loss for the nine months ended September 30, 2024 was $14.3 million as compared to $14.8 million for the nine months ended September 30, 2023.

Liquidity and Capital Resources

During the nine months ended September 30, 2024 and 2023, we recorded revenue of $0.3 million and $0.4 million, respectively. We incurred net losses of $14.3 million and $14.8 million for the nine months ended September 30, 2024 and 2023, respectively. Net cash used in operating activities was $14.9 million and $15.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had cash and cash equivalents of $1.5 million. We are currently meeting our liquidity requirements through the proceeds of securities offerings that raised net proceeds of $2.5 million during 2024.

Based on current operating levels, we will need to raise additional funds in the next 12 months by selling additional equity or incurring debt.

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

2024 ATM Offering Program

On June 21, 2024, we entered into the At the Market Offering Agreement with H.C. Wainwright & Co., LLC, as sales agent, pursuant to which we may issue and sell of up to $3.45 million in shares of the Company’s common stock (the “ATM Program”). During both the three and nine months ended September 30, 2024, we sold 1,217,168 shares of common stock under the ATM Program, respectively, for net proceeds of approximately $0.7 million (net of $0.2 million in commissions and issuance costs).

As of September 30, 2024, the Company had remaining capacity to issue up to approximately $2.5 million of common stock under the ATM Program.

Agile Subordinated Loan Agreement

Effective October 1, 2024, we entered into a subordinated business loan agreement (the “Original Loan Agreement”) with Agile Capital Funding, LLC and Agile Lending, LLC (collectively, the “Lender”), which provided for an initial term loan of $525,000, with the ability to receive additional term loans of up to $1.6 million, subject to certain conditions (such loans, the “Term Loan”). Principal and interest on the initial term loan in the aggregate amount of $756,000 was to be repaid in weekly payments of $27,000 commencing on October 14, 2024 and fully repaid on or before the maturity date of April 21, 2025. The Term Loan would be expressly subordinated to our obligations on certain senior indebtedness as provided in the Original Loan Agreement. Effective only upon the occurrence and continuance of an event of default under the Loan Agreement, we would grant the Lender a security interest in certain collateral, excluding intellectual property, of Energous Corporation as set forth in the Original Loan Agreement.

Effective November 5, 2024, we entered into an amended subordinated business loan agreement with the Lender (the “Amended Loan Agreement”) to refinance the Term Loan. The Amended Loan Agreement provides for a new term loan of $997,000, with the ability to receive additional term loans of up to $1.6 million, subject to certain conditions (such new loans, the “New Term Loan”). Principal and interest on the initial new term loan in the aggregate amount of $1,415,740 is to be repaid in weekly payments of approximately $39,000 and fully repaid on or before the maturity date of July 17, 2025. The proceeds of the New Term Loan were used to repay in full the Term Loan described above, which had a balance of $648,000 on November 5, 2024, and the remaining proceeds will be used for working capital. The New Term Loan will be expressly subordinated to our obligations on certain senior indebtedness of the Company as provided in the Amended Loan Agreement. The Amended Loan Agreement replaces the Original Loan Agreement and otherwise contains substantially the same terms as the Original Loan Agreement.

Regulation A Offering

On October 11, 2024, we filed a Regulation A Offering Statement on Form 1-A with an offering of a maximum of 5,000,000 Units (the “Regulation A Offering”), with each Unit consisting of one share of Series A Convertible Preferred Stock and three common stock purchase warrants, two to each purchase one share of common stock at an exercise price of $1.50 per share and one to purchase one share of common stock at $2.00 per share, for an aggregate of 5,000,000 shares of Series A Convertible Preferred Stock (and 10,000,000 shares of common stock underlying the shares of Series A Convertible Preferred Stock) and warrants to purchase up to an aggregate of 10,000,000 shares of common stock at an exercise price of $1.50 per share and 5,000,000 shares of common stock at an exercise price of $2.00 per share, at an offering price of $1.50 per Unit, for a maximum offering amount of $7,500,000. The Regulation A Offering is subject to qualification by the SEC.

Cash Flows

Operating Activities - During the nine months ended September 30, 2024, cash flows used in operating activities were $14.9 million, consisting of a net loss of $14.3 million, less adjustments to reconcile net loss to net cash used in operating activities aggregating $0.4 million (principally stock-based compensation of $0.7 million and depreciation and amortization of $0.1 million, partially offset by a change in fair value of warrant liability of $0.4 million), a $0.3 million decrease in accounts payable, a $0.3 million decrease in accrued expenses, a $0.3 million increase in inventory and a $0.1 decrease in accrued severance.

During the nine months ended September 30, 2023, cash flows used in operating activities were $15.9 million, consisting of a net loss of $14.8 million, plus adjustments to reconcile net loss to net cash used in operating activities aggregating $0.4 million (principally stock-based compensation of $1.4 million, issuance costs allocated to warrant liability of $0.6 million, inventory net realizable adjustment of $0.2 million and depreciation and amortization expense of $0.1 million, partially offset by a decrease in fair value of the warrant liability of $2.7 million), a $0.3 million increase in inventory, a $0.2 million decrease in accrued severance expense, a $0.1 million decrease in accounts payable, a $0.1 decrease in accrued expenses and a $0.1 million increase in prepaid expenses and other current assets.

Investing Activities - During the nine months ended September 30, 2024 and 2023, cash flows used in investing activities were $0.1 million and $0.1 million, respectively. During each of the nine months ended September 30, 2024 and 2023, a small amount of testing and computer equipment was purchased.

Financing Activities - During the nine months ended September 30, 2024, cash flows provided by financing activities were $2.5 million, which primarily consisted of $1.8 million in net proceeds from a registered direct offering that included the sale of common stock, pre-funded warrants and warrants and $0.8 million in net proceeds from the sale of shares of our common stock under the ATM Program. During the nine months ended September 30, 2023, cash flows provided by financing activities were $6.3 million, which consisted of $3.6 million in net proceeds from the sale of shares of our common stock under the Prior ATM Program, $2.7 million in net proceeds from the issuance and sale of common stock and warrants and $0.1 million in proceeds from the ESPP.

Backlog

We are in receipt of approximately $0.2 million of additional confirmed orders (“backlog”), the majority of which are scheduled to ship in the fourth quarter of 2024.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our interim principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the three months ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3

Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 13, 2014).

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

ENERGOUS CORPORATION
(Registrant)

Date: November 13, 2024	By:	/s/ Mallorie Burak
		Name:	Mallorie Burak
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)