Form 10-K
period 2024-12-31
Energous Corp
filed 2025-02-27
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,047,030. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of February 26, 2025, there were 30,436,726 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) of the Company contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding proposed business strategy; market opportunities; regulatory approval; expectations for current and potential business relationships; expectations for revenues, cash flows and financial performance; payment of future dividends; use of our at-the-market (“ATM”) offering program; our liquidity position and capital resources; the impact of certain market risk exposures on our financial condition, results of operations or cash flows; and anticipated results of research and development efforts. These forward-looking statements are based on our current information and beliefs. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unpredictable and many of which are outside of our control. Actual results may differ materially from what is anticipated, so you should not rely on these forward-looking statements. Important factors that could cause actual outcomes to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully execute our commercialization strategy for our products that have received regulatory certification; receipt of necessary regulatory approval; our ability to find and maintain development partners; market acceptance of our technology; competition in our industry; protection of our intellectual property; and other risks and uncertainties described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Report and our subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

As used in this Report, unless the context otherwise requires, the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation, a Delaware corporation (d/b/a Energous Wireless Power Solutions).

ENERGOUS CORPORATION

PART I

Item 1. Business

Overview

We have developed a scalable, over-the-air Wireless Power Network (“WPN”) technology that integrates advanced semiconductor chipsets, software controls, hardware designs, and antenna systems to enable radio frequency (“RF”)-based charging for Internet of Things (“IoT”) devices. Our WPN technology provides a comprehensive suite of capabilities designed to power the next generation of wireless energy networks, seamlessly delivering power and data across diverse, battery-free device ecosystems. This innovation enhances operational visibility, control, and intelligent business automation.

Our solutions support both near-field and at-a-distance wireless charging, supplying power at multiple levels across varying distances. By enabling continuous wireless power transmission, our transmitter and receiver technologies facilitate the use of battery-free IoT devices, transforming asset and inventory tracking across multiple industries. Key applications include retail sensors, electronic shelf labels, asset trackers, air quality monitors, motion detectors, and other smart monitoring solutions.

We believe our technology represents a breakthrough in wireless power delivery, offering a differentiated approach to charging IoT devices via RF technology. To date, we have developed and released multiple transmitter and receiver solutions, including prototypes and partner production designs. Our transmitters vary in form factor, power specifications, and operating frequencies, while our receivers are engineered to support a wide range of wireless charging applications across multiple device categories. including:

Device Type	Application
RF Tags	Cold Chain, Asset Tracking, Medical IoT
IoT Sensors	Cold Chain, Logistics, Asset Tracking
Electronic Shelf Labels	Retail and Industrial IoT

The first WPN-enabled end product featuring our technology entered the market in 2019. In the fourth quarter of 2021, we commenced shipments of our first at-a-distance wireless PowerBridge transmitter systems for commercial IoT applications and proof-of-concept deployments. As we continue to innovate our technology applications, we anticipate the release of additional wireless power-enabled products.

Our common stock is listed on The Nasdaq Capital Market under the symbol “WATT.” Incorporated in Delaware in 2012, our corporate headquarters is located at 3590 North First Street, Suite 210, San Jose, CA 95134. Additional information is available on our website at www.energous.com. The information contained on, or that may be obtained from our website, is not, and shall not be deemed to be, part of this Report.

Our Business Strategy

We believe that a large market opportunity lies in wire-free, low-power charging at-a-distance, which might develop as the Wi-Fi ecosystem develops. The goal is to ensure interoperability between transmitters and receivers that are based on our technology, regardless of who makes them, installs them into finished goods, or markets them. The implementation of previous ubiquitous solutions, such as Wi-Fi and Bluetooth, illustrates our goal. For example, Wi-Fi routers, regardless of their designer or manufacturer, work with Wi-Fi receivers installed in consumer electronics, regardless of manufacturer. We endeavor to:

●	Build multiple integrated circuits (“ICs”) to advance our technology;
●	Develop, license, and manufacture a complete transmitter system solutions to enable wireless power network growth;
●	Develop reference designs to reduce early adopter risks, enable easier integration at lower costs, and foster adoption;

●	Continue to build additional value by converging networking, power, and data to provide smarter vertical solutions in the retail, industrial, healthcare, and logistic markets through our PowerBridge products designed for powering next generation IoT devices. Our first applications include RF tags, electronic shelf labels (“ESLs”) and IoT sensors;
●	Partner with leading technology providers, systems integrators, and value-added resellers (“VARs”);
●	Provide cost effective benefits to customers in terms of utility and convenience;
●	Develop and execute a strategy to gain global regulatory approval for ubiquitous unlimited distance charging; and
●	Support the AirFuel Alliance (“AFA”), which recently announced that AirFuel RF, the radio frequency-based wireless charging technology from AFA, is now an industry standard, underpinning the compatibility of our WPN technology across a variety of vendors and development of a common user experience at the application level.

For our technology to become a ubiquitous solution for charging at-a-distance, we intend to pursue and build an ecosystem strategy, engaging not only potential customers for our transmitter, receiver, and power amplifier IC’s and solutions but also their upstream and downstream value chain partners. We intend to capitalize on our first-to-market advantage and prioritize protection of our intellectual property portfolio, as we believe this strategy will increase the barrier to entry for a competing platform to gain a solid foothold in the RF-based wireless charging market and compete with our technology in a meaningful way.

To engage with potential customers, we offer several evaluation kits consisting of a transmitter and a receiver along with a custom software application, allowing potential strategic partners to test the technology in their labs. The kits form a base “building block” component that is scalable to meet the needs of specific applications.

To validate our technology, we originally engaged with customers that were smaller, more nimble early adopters with relatively short product cycles, with the aim of shipping fully integrated WPN solutions to customers as quickly as possible. As the market and our technology reaches a more mature phase, we are now engaging larger, top-tier customers able to use our WPN solutions in mass quantities. We are also working with companies with much longer product cycles in multiple vertical markets to integrate our technology into a cost-effective strategic solution specific to their respective use cases.

Impact of Current Global Economic Conditions on Our Business

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing exposure relating to the current macroeconomic environment, including inflation and rising interest rates, geopolitical factors, including the ongoing conflict between Russia and Ukraine as well as in the Middle East and the responses thereto, and supply chain disruptions. We are closely monitoring the impact of these factors on all aspects of our business, including their impact on our operations, financial position, cash flow, inventory, supply chains, global regulatory approvals, purchasing trends, customer payments, and the industry in general, in addition to the impact on our employees.

Our Technology

Our award-winning, RF-based, scalable WPN solutions enable wireless charging, ranging from contact-based applications to at-a-distance applications, that charge over the air, transforming the way electronic devices are charged and powered.

Figure 1 below shows the current IC product line for Energous Wireless Power Solutions:

Our small form factor antenna and one-transmitter-to-multiple receivers capabilities produce significant advantages over RF-beamforming transmitters, which are larger, and higher cost wireless power technology implementations. Our current generation ICs have significantly reduced the size and cost of both our transmitter technology and our receiver technology, and products under development are designed to further reduce size and cost. In addition, our ICs are designed for both lower-power and higher-power applications, efficiency and faster synchronization, while working within the constraints of multiple international regulatory environments.

Figure 2 below shows the block diagram for our Energous PowerBridge PRO Transmitter System

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

Transmitter System Target Markets

Transmitters are devices that broadcast RF energy that can be accessed by WPN technology-enabled receivers for IoT applications. We believe our transmitter target market can be divided into three distinct applications for our technology:

●	Stand-alone transmitters that are either sold independently or bundled as part of a pairing with wireless power technology-enabled receiver devices;
●	Transmitters that are integrated into third party industrial, medical and enterprise devices; and
●	Transmitters that can be integrated into Bridge and Wi-Fi routers to form a single device that provides both connectivity and wire-free power for a particular area.

To date we have released stand-alone transmitters in both near field and far field applications. Our plan in the future is to integrate our WPN technology in third party devices:

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

Far Field Transmitters:

Transmitters based on the Energous Far Field technology, which we refer to as the Wireless PowerBridge, are expected to provide low power charging for multiple devices with the capability of extending the range through the deployment of multiple Energous PowerBridge transmitters. We expect that our PowerBridge transmitter systems will have the ability to broadcast wireless power to wireless power enabled receiving devices for charging. Our PowerBridge transmitters may play a significant role in the charging of low power IoT devices– such as ESLs, RF tags, and IoT sensors.

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

PowerBridge Transmitters:

We see the combination of wireless power routers and wireless bridges as a natural integration point and a synergistic application of both technologies. Energous PowerBridge transmitters provide the bridge to Wi-Fi, 5G and other Wide Area network technologies while also providing wireless power to in-range receiver devices. Our PowerBridge transmitters share a number of technical characteristics with Wi-Fi routers in that: (1) both devices operate in the airwaves in the unlicensed industrial, scientific and medical bands, (2) both devices owe their success to the utility and convenience they bring to the consumer, (3) both devices rely on antennas, and (4) both devices “pair” or provide hand off capabilities which allow for networks to provision large sites.

Receiver Target Markets

We believe there are many potential uses for our receiver technology, including:

●	IoT devices including asset trackers, sensors, retail displays, security devices
●	Smart home, medical, industrial, and other sensors
●	ESLs
●	Logistics and asset tracking tags and sensors
●	Peripheral devices such as computer mice and keyboards
●	Remote controls
●	Gaming consoles and controllers

●	Hearing aids
●	Rechargeable batteries
●	Automotive accessories
●	Smart textiles
●	Wearables
●	Medical devices

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

Our Intellectual Property

Our most valuable asset is our intellectual property. This includes U.S. and foreign patents, patent applications and know-how. We have implemented an aggressive intellectual property strategy and are continuing to pursue patent protection for new innovations. As of February 15, 2025, the Energous IP portfolio contained over 250 issued patents organized along five (5) critical paths to implementation that we believe a competitor may have to navigate to commercialize wireless power technology. The paths are: Processing Algorithms, Antenna Designs, Transmitter and Receiver ASICs, Other Software Controls (e.g., Bluetooth® Management and Hardware (e.g., Board Layout). Further, we have additional pending patent applications in the U.S. and abroad. We intend to file for patent protection for the most valuable of our inventions, as well as for other new inventions that we expect to develop. This is a significant annual expense and we continually monitor the costs and benefits of each patent application and issued patent to ensure we pursue those that we believe are most protective for our business and expand our core value. So long as we make the business decision to continue paying maintenance and/or annuity fees, our issued patents have terms that would not expire earlier than 2030.

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

Current FCC Approvals for Energous Technology

FCC ID	Description	Grant Date
2ADNG-MLA1599	Digital Transmission System Bluetooth Accessory 2.4GHz	12/30/2014
2ADNG-MT100	Close Coupled 5.8 GHz Charger Pad	05/24/2016
2ADNG-NF130	RF Wireless Charger and Receiver 5.8 GHz	05/02/2017
2ADNG-NF130	Digital Transmission System for Bluetooth 2.4 GHz	05/02/2017
2ADNG-MS300	Wireless Charger 913 MHz	12/26/2017
2ADNG-MS300	Digital Transmission System for Bluetooth 2.4 GHz	12/26/2017
2ADNG-MS300A	WPT Client Device 913 MHz	01/05/2018
2ADNG-MS300A	Digital Transmission System WPT Client Device with BLE 2.4 GHz	01/05/2018
2ADNG-NF230	RF Wireless Charger 918 MHz	04/09/2018
2ADNG-NF230	Digital Transmission System for Bluetooth 2.4 GHz	04/09/2018
2ADNG-NF330	RF Wireless Charger 918MHz	07/29/2019
2ADNG-NF330	Digital Transmission System for Bluetooth 2.4 GHz	07/29/2019
2ADNG-MS550	RF Wireless Charger 918MHz	04/21/2020
2ADNG-MS550	Digital Transmission System for Bluetooth 2.4 GHz	04/21/2020
2ADNG-MS550	RF Wireless Charger 918MHz	09/30/2020
2ADNG-MS550	Digital Transmission System for Bluetooth 2.4 GHz	09/30/2020
2ADNG-VN15	RF Wireless Charger 918MHz	10/19/2021
2ADNG-VN15	Digital Transmission System for Bluetooth 2.4 GHz	10/19/2021
2ADNG-VN1810	RF Wireless Charger 918MHz	11/30/2021
2ADNG-VN1810	Digital Transmission System for Bluetooth 2.4 GHz	11/30/2021
2ADNG-VN25	RF Wireless Charger 918MHz	01/14/2022
2ADNG-VN25	Digital Transmission System for Bluetooth 2.4 GHz	01/14/2022
2ADNG-VN55	RF Wireless Charger 918MHz	06/02/2022
2ADNG-VN55	Digital Transmission System for Bluetooth/Zigbee 2.4 GHz	06/02/2022
2ADNG-VN1820	RF Wireless Charger 918MHz	08/10/2022
2ADNG-VN1820	Digital Transmission System for Bluetooth 2.4 GHz	08/10/2022
2ADNG-VN55	RF Wireless Charger 918MHz	11/14/2023
2ADNG-VN55	Digital Transmission System for Bluetooth/Zigbee 2.4 GHz	11/14/2023
2ADNG-YND1800	RF Wireless Charger 918MHz	08/21/2024
2ADNG-YND1800	Digital Transmission System for Bluetooth 2.4 GHz	08/21/2024

As of December 31, 2024, we announced completion of the regulatory process for our PowerBridge wireless charging technology in the U.S., Canada, Europe, India, China, UK, Korea, Australia and New Zealand, for unlimited distance wireless charging. As of February 15, 2025, products integrating this technology had received international regulatory approvals in over 110 countries.

Manufacturing

As a fabless semiconductor company in the research and development stage, we foresee our manufacturing strategy to follow an outsourced manufacturing process. We are engaged with contract manufacturing partners in the United States and internationally.

Human Capital

As of February 15, 2025, we had 26 full-time employees, 14 of whom are engineers. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants, including technical advisors, on an as-needed basis, for their technical expertise. Consultants and technical advisors provide us with expertise in electrical engineering, software development, market research and accounting.

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

Summary of Risk Factors

Risks Related to Our Financial Condition

●	We have no history of generating meaningful product revenue, and we may never achieve or maintain profitability.
●	We will need additional financings to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.
●	Our short-term or future indebtedness could adversely affect our business, financial condition, and results of operations, as well as the ability to meet payment obligations.
●	We may be adversely affected by the effects of inflation.

Risks Related to Our Technology and Products

●	We may not be able to develop all the features we seek to include in our technology.
●	We have and will continue to make significant investments in our products, but may be unable to demonstrate the commercial feasibility of the full capability of our technology or achieve profitability.
●	Expanding our business operations as we intend will impose new demands on our financial, technical, operational and management resources.
●	If products incorporating our technology are launched commercially but do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

●	Our products, or the products of our licensing partners, could be susceptible to errors, defects, or unintended performance problems that could result in lost revenue, liability or delayed or limited market acceptance.
●	As products incorporating our technology are launched commercially, we may experience seasonality or other unevenness in our financial results in consumer markets or a long and variable sales cycle in enterprise markets.
●	Future products based on our technology may require the user to purchase additional products to use with existing devices. To the extent these additional purchases are inconvenient or costly, the adoption of our technology under development or other future products could be slowed or delayed, which would harm our business.
●	Laboratory conditions differ from field conditions, which could reduce the effectiveness of our technology under development or other future products. Failures to move from laboratory to the field effectively would harm our business.
●	Safety concerns and legal action by private parties may affect our business.
●	Our industry is subject to intense competition and rapid technological change, which may result in technology that is more advanced or superior to ours. If we do not keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our technology and products may become less useful or obsolete and our operating results will suffer.
●	If the quality of our products does not meet the expectations of our licensing partners or the end users of our licensing partners’ products or regulatory or industry standards, then our sales and operating earnings, and ultimately our reputation, could be negatively impacted.
●	If our products do not effectively interoperate with wireless networks and the wireless devices that integrate them, future sales of our products could be negatively affected.
●	We require third-party components, including components from limited or sole source suppliers, to build our products. The unavailability of these components could substantially disrupt our ability to manufacture our products and fulfill sales orders.
●	Our dependence on commodities and certain components subjects us to cost volatility and potential availability constraints.
●	Changes in U.S. and international trade policies may adversely impact our business.
●	Our products rely on the availability of unlicensed RF spectrum and if such spectrum were to become unavailable through overuse or licensing, the performance of our products could suffer and our revenues from their sales could decrease.
●	Reliance upon a few major customers may adversely affect our revenue and operating results.
●	If our licensing partners do not effectively manage inventory of their products which integrate our technology, fail to timely resell such products or overestimate expected future demand, they may reduce purchases in future periods, causing our revenues and operating results to fluctuate or decline.
●	If we are not able to effectively forecast demand or manage our inventory, we may be required to record write-downs for excess or obsolete inventory.

Risks Related to Our Intellectual Property and Other Legal Risks

●	It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

●	We depend upon a combination of patents, trade secrets, copyright and trademark laws to protect our intellectual property and technology.
●	We may be subject to patent infringement or other intellectual property lawsuits that could be costly to defend.
●	We could become subject to product liability claims, product recalls, and warranty claims that could be expensive, divert management’s attention and harm our business.
●	Our business is subject to data security risks, including security breaches.
●	If we are not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our business, results of operations and financial condition could be harmed.
●	If we are not able to secure advantageous license agreements for our technology, our business and results of operations will be adversely affected.

Risks Related to Regulation of Our Business

●	Domestic and international regulators may deny approval for our technology, and future legislative or regulatory changes may impair our business.

Risks Related to Personnel

●	We are highly dependent on key members of our executive management team. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.
●	Our success and growth depend on our ability to attract, integrate and retain high-level engineering talent.
●	We are subject to risks associated with our utilization of engineering consultants.

Risks Related to Ownership of Our Common Stock

●	We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.
●	If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.
●	You might lose all or part of your investment.
●	We have not paid dividends in the past and have no immediate plans to pay dividends.
●	We expect to continue to incur significant costs as a result of being a public reporting company and our management will be required to devote substantial time to meet our compliance obligations.
●	We may be subject to securities litigation, which is expensive and could divert management attention.
●	Our ability to use Federal net operating loss carryforwards to reduce future tax payments may be limited if our taxable income does not reach sufficient levels.
●	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

●	Our warrants that are accounted for as liabilities and the changes in value of our warrants could have a material effect on the market price of our common stock or our financial results.

General Risk Factors

●	We may not satisfy Nasdaq’s requirements for continued listing of our common stock. If we cannot satisfy these requirements, Nasdaq could delist our common stock.
●	Adverse macroeconomic conditions, natural disasters or reduced technology spending could adversely affect our business, operating results, and financial condition.
●	If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.

Risks Related to Our Financial Condition

We have no history of generating meaningful product revenue, and we may never achieve or maintain profitability.

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of December 31, 2024, we had an accumulated deficit of approximately $400.4 million. Our ability to generate revenues and achieve profitability will largely depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and, if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of sufficient scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

We will need additional financings to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We may not have sufficient funds to fully implement our long-term business plans. We will need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of any substantial revenue being earned for such products. Such financings could include equity financing, which may be dilutive to our current stockholders, and debt financing, which could restrict our operations and ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of current macroeconomic conditions and general global economic uncertainty (including as a result of, among other things, regional conflicts around the world, increases in inflation, fluctuating interest rates, disruptions to global supply chains, recent turmoil in the global banking sector, volatile global financial markets, the potential for government shutdowns and uncertainty regarding the federal budget and debt ceiling), political change, labor market shortages and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, recent turmoil in the global banking sector, general economic uncertainty or any other factor, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to maintain or raise adequate funds on commercially reasonable terms or at all could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

Our short-term or future indebtedness could adversely affect our business, financial condition, and results of operations, as well as the ability to meet payment obligations.

As of December 31, 2024, we had short-term indebtedness outstanding of approximately $0.8 million with a maturity date of July 17, 2025. The use of indebtedness to finance our operations could reduce our liquidity and could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital and capital expenditure needs or to pursue other potential strategic plans.

Although we currently have sufficient resources to meet current debt obligations, future debt obligations could have important consequences, including the following:

●	making it more difficult for us to meet our obligations with respect to our debt;
●	reducing the availability of cash flow to fund future working capital, capital expenditures, or other general corporate purposes;
●	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, or other general corporate purposes;
●	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, or other general corporate purposes;
●	increasing our vulnerability to general adverse economic and industry conditions;
●	exposing us to the risk of increased interest rates for borrowings at variable rates of interest;
●	placing us at a disadvantage compared to other, less leveraged competitors;
●	increasing our cost of borrowing; and
●	limiting our flexibility in planning for changes in our business and reacting to changes in the industry in which we compete.

Furthermore, if we are unable to meet our debt service obligations or should we fail to comply with any financial and other negative covenants contained in the agreements governing the indebtedness, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs. Our inability to service our obligations or refinance future debt could have a material and adverse effect on our business, financial condition or operating results. In addition, future debt obligations may limit our ability to make required investments in capacity, technology, or other areas of our business, which could have a material adverse effect on our business, financial condition, or operating results.

Any of these factors could have an adverse effect on our business, financial condition, and results of operations and our ability to meet our debt payment obligations.

We may be adversely affected by the effects of inflation.

Inflation has adversely affected our liquidity, business, financial condition and results of operations by increasing our overall cost structure and may continue to do so in the future. The U.S. capital markets have experienced and continue to experience extreme volatility and disruption. Inflation rates in the U.S. have increased significantly in recent years resulting in federal action to increase interest rates, adversely affecting capital markets activity. We expect certain inflationary elements to ease, with a moderate increase in other areas in 2025. However, the existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, labor shortages, weakening exchange rates and other similar effects. As a result of inflation, we have and may continue to experience cost increases, including increases in our supply chain costs. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, any positive impact on our results of operations could be delayed and not immediately apparent. Additionally, because we purchase component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures. Similarly, inflationary pressures may also negatively impact consumer purchasing power, which could result in reduced demand for our products.

Risks Related to Our Technology and Products

We may not be able to develop all the features we seek to include in our technology.

We have developed commercial products, as well as working prototypes, that utilize our technology. Additional features and performance specifications we seek to include in our technology have not yet been developed. For example, some customer applications may require specific combinations of cost, footprint, efficiencies and capabilities at various frequencies, charging power levels and distances. We believe our research and development efforts will yield additional functionality and capabilities for our products over time. However, there can be no assurance that we will be successful in achieving any of the features we are targeting, and our any inability to do so may limit the appeal of our technology to consumers.

We have and will continue to make significant investments in our products but may be unable to demonstrate the commercial feasibility of the full capability of our technology or achieve profitability.

We have developed both commercial products and working prototypes that use our technology at differing power levels and charging distances, but additional research and development is required to realize the potential of our technology for applications at increasing power levels and distances that can be successfully integrated into commercial products. Research and development of new technologies is, by its nature, unpredictable. We could encounter unanticipated technical problems, fail to identify products utilizing our technology that will be in demand with customers or be successful in getting our technology designed into those products, encounter setbacks or other issues in designing products for manufacturability, face regulatory hurdles or have difficulty achieving acceptable price points for final products. Although we intend to undertake development efforts with commercially reasonable diligence, there can be no assurance that our available resources will be sufficient to enable us to develop our technology to the extent needed to create future revenues to sustain our operations.

Our technology must satisfy customer expectations and be suitable for use in consumer applications. Any delays in developing our technology that arise, as a result of the factors described herein or otherwise, could aggravate our exposure to the risk of having inadequate capital to fund the research and development needed to complete development of our products. Technical problems leading to delays, for example, would cause us to incur additional expenses that would increase our operating losses. If we experience significant delays in developing our technology and products based on it for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail, and you could lose all or part of the value of your investment in our stock.

In addition, we have made and will continue to make significant investments in the research and development of new and existing technologies and products. Investments in new technologies and enhancements to our existing technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, a selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenue from certain of our product investments for a number of years, if at all. Moreover, new technologies and products may not be profitable, and even if they are profitable, operating margins for new products may not be as high as the margins we originally anticipated. If we fail to develop practical and economical commercial products based on our technology, or are unable to achieve profitability in commercializing those products, our business may fail and you could lose all or part of the value of your investment in our stock.

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

We may successfully complete the technical development of our products, but still fail to develop a commercially successful product. Market acceptance of an RF-based charging system as a preferred method for charging electronic devices will be crucial to our success. The following factors, among others, may affect the level of market acceptance of RF-based charging systems and our products:

●	the price of products incorporating our technology relative to other products or competing technologies;
●	the rate of innovation of competing technologies;
●	user perceptions of the convenience, safety, efficiency and benefits of our technology;
●	the effectiveness of sales and marketing efforts of our commercialization partners and of our competitors;
●	the support and rate of acceptance of our technology and solutions with our development partners;
●	press and blog coverage, social media coverage, and other publicity factors that are not within our control; and
●	regulatory developments and the failure to obtain any required regulatory approvals for the use of our products or the products of our licensing partners.

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

Despite our quality assurance testing, our technology may contain undetected defects or errors that may affect the proper use of our products or the products of our licensing partners which incorporate them. Because our products are embedded in other end-use products and rely on stable transmissions, the performance of our products could unintentionally jeopardize the performance of our licensing partners’ products. Defects or errors in our technology may discourage existing and future partners from using our technology to develop a range of commercial products. These defects or errors could also result in product liability, service level agreement claims or warranty claims. Any such defects, errors, or unintended performance problems in our products, and any inability to meet the expectations of our licensing partners or retail consumers in a timely manner, could adversely impact our sales and result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service costs, any of which could materially harm our business.

As products incorporating our technology are launched commercially, we may experience seasonality or other unevenness in our financial results in consumer markets or a long and variable sales cycle in enterprise markets.

Our strategy depends on our customers developing successful commercial products using our technology and selling them into the retail, industrial, healthcare and smart/home office markets. We anticipate that demand for our technology will vary based on the specific use cases of our customers. Such consumer deployments may be seasonal, with peaks in and around the December holiday season and the August-September back-to-school season. Enterprise and commercial customers may have annual or other budgeting and buying cycles that could affect us, particularly if we are designated as a capital improvement project, we may have a long or unpredictable sales cycle.

Future products based on our technology may require the user to purchase additional products to use with existing devices. To the extent these additional purchases are inconvenient or costly, the adoption of our technology under development or other future products could be slowed or delayed, which would harm our business.

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

Our competitive position also depends on our ability to:

●	generate widespread awareness, acceptance and adoption by the consumer and enterprise markets of our technology under development and future products;
●	design a product that may be sold at an acceptable price point;
●	develop new or enhanced technologies or features that improve the convenience, efficiency, safety or perceived safety, and productivity of our technology under development and future products;
●	properly identify existing and evolving customer needs and deliver new products or product enhancements to address those needs;
●	limit the time required from proof of feasibility to routine production;
●	limit the timing and cost of regulatory approvals;
●	adapt to evolving regulatory requirements;
●	attract and retain qualified personnel;
●	protect our inventions with patents or otherwise develop proprietary products and processes; and

●	secure sufficient capital resources to expand both our continued research and development, and sales and marketing efforts.

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

In some cases, if the quality issue affects the product’s performance, safety or regulatory compliance, then such a “defective” product may need to be “stop-shipped” or recalled. Depending on the nature of the quality issue and the number of products in the field, it could cause us to incur substantial recall or corrective field action costs, in addition to the costs associated with the potential loss of future orders and the damage to our reputation. In addition, we may be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that we receive from the contracts. Recalls and field actions involving regulatory non-compliance could also result in fines and additional costs. Recalls and field actions could result in third-party litigation by persons or companies alleging harm or economic damage as a result of the use of the products. In addition, privacy advocacy groups and other technology and industry groups have established or may establish various new or different self-regulatory standards that may place additional obligations on us. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third-parties. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our products and adversely affect our business.

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

Our profitability may be materially affected by changes in the market price and availability of certain raw materials and components, some of which are linked to the commodity markets. The principal raw materials and components used in our products are aluminum, copper, steel, bimetals, optical fiber, plastics and other polymers, capacitors, memory devices and silicon chips. Prices for some of these materials have experienced significant volatility as a result of changes in the levels of global demand, supply disruptions, including port, transportation and distribution delays or interruptions, tariffs, and other factors. As a result, we have seen a significant increase in costs that has negatively impacted our results of operations. We have adjusted our prices for our products, but we may have to adjust prices again in the future. Delays in implementing price increases or a failure to achieve market acceptance of price increases could have a material adverse impact on our results of operations. Conversely, in an environment of falling commodities prices, we may be unable to sell higher-cost inventory before implementing price decreases, which could have a material adverse impact on our business, financial condition and results of operations.

Changes in U.S. and international trade policies may adversely impact our business.

The U.S. government has recently made statements and taken certain actions that may lead to changes to U.S. and international trade policies, including imposing tariffs affecting steel and aluminum imports and certain products manufactured in China and other countries. Any unfavorable government policies on international trade, such as export controls, capital controls, trade protectionism and tariffs, may increase the cost of the materials and components we use to manufacture our technology and could adversely affect the demand for our technology and our financial condition. If any new tariffs, export controls, legislation and/or regulations are implemented, or if any retaliatory trade actions arise, such changes could have an adverse effect on our business, financial condition and results of operations.

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

We rely on a relatively small number of customers for a significant portion of our revenue. Our top two customers represented approximately 76% of our revenue for the year ended December 31, 2024. It is possible that we will continue to derive a significant portion of our revenue from a concentrated group of customers in the future. If, among other things, a major customer fails to pay us or reduces their order volume, our revenue would be impacted and our operating results and financial condition could be materially harmed. Additionally, if we were to lose any material customer or our customers were to consolidate or merge with other companies, we may not be able to maintain product sales at similar volume or pricing levels and such loss or reduced sales volume or pricing could have a material adverse effect on our business, cash flows and results of operations.

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

Although we are attempting to obtain patent coverage for our technology where available and where we believe appropriate, there are aspects of the technology for which patent coverage may never be sought or received. We may not possess the resources to or may not choose to pursue patent protection outside the United States or any or every country other than the United States where we may eventually decide to sell our products. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we would have no patent protection. Although we have patent applications on file in the United States and elsewhere, the patents might not issue, might issue only with limited coverage, or might issue and be subsequently successfully challenged by others and held invalid or unenforceable.

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

Because our industry is characterized by competing intellectual property, we may become involved in litigation based on claims that we have violated the intellectual property rights of others. Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. No assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields (including some pertaining specifically to wireless charging technologies), our competitors or other third parties may in the future assert that our products and technology and the methods we employ in the use of our products and technology are covered by United States or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending which may result in issued patents that our technology under development or other future products would infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our technologies, products or parts may infringe and of which we are unaware. As the number of competitors in the market for wire-free power and alternative recharging solutions increases, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

If we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property are upheld as valid and enforceable, we could be prevented from selling any infringing products of ours unless we could obtain a license or were able to redesign the product to avoid infringement. If we are unable to obtain a license or successfully redesign, we might be prevented from selling our technology under development or other future products. If there is a determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, pay a settlement, or pay ongoing royalties, or be enjoined. In these circumstances, we may be unable to sell our products or license our technology at competitive prices or at all, and our business and operating results could be harmed. Even if there is a determination that we have not infringed the intellectual property rights of a competitor or other person, litigation can be a significant distraction to management and could subject us to significant legal costs, adversely affecting our cash flows and operating results.

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

We collect, process, store and transmit substantial amounts of information, including information about our customers. We take steps to protect the security and integrity of the information we collect, process, store and transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite such efforts. Security breaches, computer malware, computer hacking attacks, ransomware and other compromises of information security measures have become more prevalent in the business world and may occur on our systems or those of our vendors in the future. Large Internet companies and websites have from time to time disclosed sophisticated and targeted attacks on portions of their websites, and an increasing number have reported such attacks resulting in breaches of their information security. We and our third-party vendors are at risk of suffering from similar attacks and breaches. Although we take steps to maintain confidential and proprietary information on our information systems, these measures and technology may not adequately prevent security breaches and we rely on our third-party vendors to take appropriate measures to protect the security and integrity of the information on those information systems. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. In addition, a party that is able to illicitly obtain a customer’s identification and password credentials may be able to access our customer’s accounts and certain account data.

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

We may pursue the licensing of our technology as a primary means of revenue generation. Creating a licensing business relationship often takes substantial effort, as we expect to have to convince the counterparty of the efficacy of our technology, meet design and manufacturing requirements, satisfy marketing and product needs, and comply with selection, review, and contracting requirements. It is critical that we continue to evolve our intellectual property portfolio, particularly in 5G. If we do not maintain a strong portfolio that is applicable to current and future standards, products and services, our future licensing revenues could be negatively impacted. There can be no assurance that we will be able to gain access to potential licensing partners, or that they will ultimately decide to integrate our technology with their products. We also cannot guarantee that existing licensing partners will continue their relationships with us. We may not be able to secure license agreements with customers on advantageous terms, and the timing and volume of revenue earned from license agreements will be outside of our control. If the license agreements we enter into do not prove to be advantageous to us, our business and results of operations will be adversely affected.

Risks Related to Regulation of Our Business

Domestic and international regulators may deny approval for our technology, and future legislative or regulatory changes may impair our business.

Our charging technology involves power transmission using RF energy, which is subject to regulation by the FCC in the United States and by comparable regulatory agencies worldwide. It may also be subject to regulation by other agencies. Regulatory concerns include whether human exposure to RF emissions falls below specified thresholds. Higher levels of exposure require separate approval. For example, transmitting more power over a certain distance or transmitting power over a greater distance may require separate regulatory approvals. In addition, we design our technology to operate in a RF band that is also used for Wi-Fi routers and other wireless consumer electronics, and we also design it to operate at different frequencies as demanded for some customer applications. Applications at different frequencies may require separate regulatory approvals. Efforts to obtain regulatory approval for devices using our technology are costly and time consuming, and there can be no assurance that requisite regulatory approvals will be obtained. If approvals are not obtained in a timely and cost-efficient manner, our business and operating results could be materially adversely affected. In addition, legal or regulatory developments could impose additional restrictions or costs on us that could require us to redesign our technology or future products, or that are difficult or impracticable to comply with, all of which would adversely affect our revenues and financial results.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of December 31, 2024, we cannot assure you that we will not identify any material weakness in our internal control in the future.

We qualify as a “smaller reporting company” and are therefore not required to file an auditor attestation report. If we experience a material weakness in our internal controls, we may fail to detect errors in our financial accounting, which may require a financial statement restatement or otherwise harm our operating results, cause us to fail to meet our SEC reporting obligations or listing requirements of The Nasdaq Stock Market, (“Nasdaq”), adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and financial resources which could adversely affect our business.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 2014. The price of our common stock is likely to continue to fluctuate significantly in response to many factors that are beyond our control, including:

●	regulatory announcements and approvals;
●	actual or anticipated variations in our operating results;
●	general macroeconomic, political, industry and market conditions, including increases in inflation, fluctuating interest rates, volatile global financial markets, the potential of government shutdowns and uncertainty regarding the federal budget and debt ceiling, disruptions to global supply chains and transportation, and perceptions of future economic growth prospects in the economy at large;
●	recent uncertainty in the global banking sector;
●	regional conflicts around the world, terrorist acts, acts of war or periods of widespread civil unrest;
●	natural disasters and other calamities, including global pandemics and other public health crises;
●	changes in the economic performance and/or market valuations of other technology companies;
●	our announcements of significant strategic partnerships, regulatory developments and other events;
●	announcements, innovations and other developments by other companies in our industry;
●	articles published or rumors circulated by third parties regarding our business, technology or licensing partners;
●	additions or departures of key personnel; and
●	sales or other transactions involving our capital stock or securities exercisable or convertible for our capital stock.

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

As of December 31, 2024, we had Federal and State net operating loss (“NOL”) carryforwards of approximately $ 320.2 million and $294.9 million, respectively. Under the Internal Revenue Code of 1986, as amended, NOLs arising in tax years ending on or before December 31, 2017 can generally be carried forward to offset future taxable income for a period of 20 years, and NOLs arising in tax years ending after December 31, 2017 can generally be carried forward indefinitely. Our ability to use our NOLs will be dependent on our ability to generate taxable income, and the NOLs that arose in tax years ending on or before December 31, 2017 could expire before we generate sufficient taxable income to take advantage of the NOLs. As of December 31, 2024, based on our history of operating losses it is possible that a portion of our NOLs will not be fully realizable.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Provisions of our certificate of incorporation and bylaws, and applicable Delaware law, may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our certificate of incorporation and bylaws:

●	authorize our Board to issue preferred stock without stockholder approval and to designate the rights, preferences and privileges of each class; if issued, such preferred stock would increase the number of outstanding shares of our capital stock and could include terms that may deter an acquisition of us;
●	limit who may call stockholder meetings;
●	do not permit stockholders to act by written consent;
●	do not provide for cumulative voting rights; and
●	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

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

We account for our outstanding warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. Such guidance provides that, because our warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. With each such remeasurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

General Risk Factors

We may not satisfy Nasdaq’s requirements for continued listing of our common stock. If we cannot satisfy these requirements, Nasdaq could delist our common stock.

Our common stock is listed on the Nasdaq Capital Market under the symbol “WATT.” To continue to be listed on the Nasdaq Capital Market, we are required to satisfy a number of conditions. As previously disclosed, on December 4, 2024, we received notice from the staff of the Listing Qualifications department (the “Staff”) of Nasdaq that we were not in compliance with the with the minimum stockholders’ equity requirement for continued listing as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), and on August 29, 2024, we received a separate notice that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

While we were notified by the Staff on January 21, 2025 that we regained compliance with the Stockholders’ Equity Requirement, we may be subject to future delisting if we fail to evidence compliance with the Stockholders Equity Requirement in our quarterly report for the first quarter of 2025. On February 27, 2025, we received a letter from the Staff granting us an additional 180 calendar days, or until August 25, 2025, to regain compliance with the Bid Price Rule. We cannot assure you that we will be able to maintain compliance with the Stockholders’ Equity Requirement or that we will regain compliance with the Bid Price Rule, which are conditions for continued listing on the Nasdaq Capital Market, or that we will continue to satisfy these or other Nasdaq Capital Market listing requirements in the future. Our failure to maintain or regain compliance, as applicable, with any Nasdaq Listing Rule could result in delisting. If we are delisted from the Nasdaq Capital Market, trading in our shares of common stock may be conducted, if available, on the “OTC Bulletin Board Service” or, if available, via another market. In the event of such delisting, our stockholders would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of the shares of our common stock, and our ability to raise future capital through the sale of the shares of our common stock or other securities convertible into or exercisable for our common stock could be severely limited. This could have a long-term impact on our ability to raise future capital through the sale of our common stock and adversely affect any investment in our common stock.

Adverse macroeconomic conditions, natural disasters or reduced technology spending could adversely affect our business, operating results, and financial condition.

Our business depends on the overall demand for our technology and on the economic health of our current and prospective customers and retail consumers generally. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional macroeconomic conditions, including labor shortages, supply chain and transportation disruptions, rising interest rates and inflation, low spending environments, geopolitical instability, warfare and uncertainty, tariffs, trade protectionism or other barriers to trade, weak economic conditions in certain regions or a reduction in technology spending regardless of macroeconomic conditions, including as a result of the ongoing conflict between Russia and the Ukraine and the global response thereto, could adversely affect our business, operating results, and financial condition, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers or expand our platform or sell additional products to our existing customers, lower prices for our products, higher default rates among our current suppliers and customers and reduced sales to new or existing customers.

There have been disruptions and uncertainty in the global banking system in recent years. For example, in the first half of 2023, Silicon Valley Bank (“SVB”), Signature Bank and First Republic were closed by state regulators and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver for each bank. While we do not have any exposure to SVB, Signature Bank, or First Republic, we do maintain our cash at financial institutions, often in balances that exceed the current FDIC insurance limits. If other banks and financial institutions in which we hold funds for working capital and operating expenses enter receivership or become insolvent in the future, our ability to access our cash and cash equivalents, including transferring funds, making payments or receiving funds, may be threatened and could have a material adverse effect on our business and financial condition. Moreover, such events, in addition to the global macroeconomic conditions discussed above, may cause further turbulence and uncertainty in the capital markets, which may adversely affect the trading price of our common stock and potentially our results of operations. Further, deterioration of the global macroeconomic environment and any regulatory action taken in response thereto may also adversely affect our business, operating results, and financial condition.

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

We asses, identify and manage material risks from cybersecurity threats through various policies, procedures and processes of our information technology (“IT”) department, which include 1) review of IT security policy and change management policy review, 2) IT control procedures, 3) firewall reviews, 4) system backups and 5) procurement of cyber liability insurance.

The Company also engages an IT consultant to frequently review and monitor policies, procedures and processes designed to mitigate the risk of cybersecurity threats. The IT consultant has regular communication with the Company’s Chief Executive Officer and Chief Financial Officer to address any issues or concerns that may arise.

Governance

The Board of Directors oversees the risks of cybersecurity threats and communicates with the Chief Executive Officer and Chief Financial Officer regarding controls in place. The Board of Directors receives periodic briefings from the Chief Executive Officer and Chief Financial Officer, concerning cybersecurity, information security and technology risks, and our related risk mitigation programs. Any material cybersecurity threats, breaches or other concerns are immediately communicated to the Board of Directors.

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

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on The Nasdaq Capital Market under the symbol “WATT” on March 31, 2014. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 1, 2025, there were 5 stockholders of record of our common stock, and we believe we have significantly more beneficial owners of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have developed a scalable, over-the-air WPN technology that integrates advanced semiconductor chipsets, software controls, hardware designs, and antenna systems to enable RF-based charging for IoT devices. Our WPN technology provides a comprehensive suite of capabilities designed to power the next generation of wireless energy networks, seamlessly delivering power and data across diverse, battery-free device ecosystems. This innovation enhances operational visibility, control, and intelligent business automation.

Our solutions support both near-field and at-a-distance wireless charging, supplying power at multiple levels across varying distances. By enabling continuous wireless power transmission, our transmitter and receiver technologies facilitate the use of battery-free IoT devices, transforming asset and inventory tracking across multiple industries. Key applications include retail sensors, electronic shelf labels, asset trackers, air quality monitors, motion detectors, and other smart monitoring solutions.

We believe our technology represents a breakthrough in wireless power delivery, offering a differentiated approach to charging IoT devices via RF technology. To date, we have developed and released multiple transmitter and receiver solutions, including prototypes and partner production designs. Our transmitters vary in form factor, power specifications, and operating frequencies, while our receivers are engineered to support a wide range of wireless charging applications across multiple device categories. including:

Device Type	Application
RF Tags	Cold Chain, Asset Tracking, Medical IoT
IoT Sensors	Cold Chain, Logistics, Asset Tracking
Electronic Shelf Labels	Retail and Industrial IoT

The first WPN-enabled end product featuring our technology entered the market in 2019. In the fourth quarter of 2021, we commenced shipments of our first at-a-distance wireless PowerBridge transmitter systems for commercial IoT applications and proof-of-concept deployments. As we continue to innovate our technology applications, we anticipate the release of additional wireless power-enabled products.

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

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported expenses during the reporting periods.

Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although we believe that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Going Concern. Accounting Standards Codification (“ASC”) 205-40 Presentation of Financial Statements - Going Concern, requires management to assess our ability to continue as a going concern. In accordance with this guidance, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have determined that there was substantial doubt about our ability to continue as a going concern, but it was alleviated based on financing received in 2025, as well as current operating levels and further cost reductions implemented in the first quarter of 2025. We anticipate cash flows generated from operations and our cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months.

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

Warrants. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Revenue Recognition. We follow ASC 606, “Revenue from Contracts with Customers” (“Topic 606”). In accordance with Topic 606, we recognize revenue using the following five-step approach:

1.	Identify the contract with the customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations of the contract.
5.	Recognize revenue when or as the performance obligations are satisfied.

Our revenue consists of its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems.

We record revenue associated with product development projects that we enter into with certain customers. In general, these product development projects are complex, and we do not have certainty about our ability to achieve the project milestones. The achievement of a milestone is dependent on our performance obligation and requires acceptance by the customer. We recognize this revenue at the point in time at which the performance obligation is met. The payment associated with achieving the performance obligation is generally commensurate with our effort or the value of the deliverable and is nonrefundable. Any deferred revenue is recognized upon achievement of the performance obligation or expiration of a support agreement.

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

For the Years Ended December 31, 2024 and 2023

The following table sets forth selected Condensed Statements of Operations data (in thousands) and such data as a percentage of revenue:

	For the year ended December 31,
	2024		2023
Revenue	$768	100%	$474	100%
Cost of revenue	756	98%	279	59%
Gross profit	12	2%	195	41%
Operating expenses:
Research and development	8,275	1,077%	10,811	2,281%
Sales and marketing	3,066	399%	3,852	813%
General and administrative	5,704	743%	7,272	1,534%
Severance expense	1,377	179%	359	76%
Total operating expenses	18,422	2,399%	22,294	4,703%
Loss from operations	(18,410)	(2,397)%	(22,099)	(4,662)%
Other income (expense), net:
Offering costs related to warrant liability	—	—	(592)	(125)%
Change in fair value of warrant liability	262	34%	2,515	531%
Interest income, net	—	—	809	171%
Loss on extinguishment of short-term debt	(219)	(29)%	—	—
Other expense	(31)	(4)%	—	—
Total other income (expense), net	12	2%	2,732	576%
Net loss	$(18,398)	(2,396)%	$(19,367)	(4,086)%

Revenues. During 2024 and 2023, we recorded revenue of $0.8 million and $0.5 million, respectively. The increase in revenue in 2024 is primarily due to an increase in commercial sales of our PowerBridge transmitters, driven primarily by the delivery of transmitters to fulfill an initial order from a Fortune 10 retailer in the fourth quarter of 2024. In contrast, revenue recorded for 2023 was primarily attributable to engineering services, integrated circuit sales, and PowerBridge transmitters for use in proofs of concept.

Cost of Revenue:

	For the year ended December 31,
	2024	2023	$ Change	% Change
Cost of revenue	$756	$279	$477	171%
Percent of total revenue	98%	59%

Cost of revenue was $0.8 million and $0.3 million, respectively, for 2024 and 2023. The increase is primarily due to the cost of transmitters sold, as the initial sales of 2-watt PowerBridge transmitters that were shipped during 2024 were built in-house. We believe the cost of producing these transmitters will decrease in future quarters, as we utilize a contract manufacturer to build in larger production volumes. During 2023, revenue generated by transmitter sales represented a small percentage of the total revenue for that period, as the revenue for 2023 consisted mainly of non-recurring engineering fees for which the associated cost was included in research and development costs.

Operating expenses and Loss from Operations. Operating expenses are made up of research and development, sales and marketing, general and administrative, and severance expense. Loss from operations was $18.4 million and $22.1 million, respectively, for 2024 and 2023.

Research and Development Costs:

	For the year ended December 31,
	2024	2023	$ Change	% Change
Research and development	$8,275	$10,811	$(2,536)	(23)%
Percent of total revenue	1,077%	2,281%

Research and development costs for 2024 and 2023 were $8.3 million and $10.8 million, respectively. The decrease of $2.5 million is primarily due to a $1.7 million decrease in employee compensation, consisting primarily of a $1.3 million decrease in personnel-related expenses and a $0.4 million decrease in stock-based compensation, a $0.2 million decrease in legal fees pertaining to patents, a $0.2 million decrease in software and maintenance costs, a $0.1 million decrease in test development costs, a $0.1 million decrease in consulting and third-party expenses and a $0.1 million decrease in travel and miscellaneous office expenses.

Sales and Marketing Costs:

	For the year ended December 31,
	2024	2023	$ Change	% Change
Sales and marketing	$3,066	$3,852	$(786)	(20)%
Percent of total revenue	399%	813%

Sales and marketing costs for 2024 and 2023 were $3.1 million and $3.9 million, respectively. The decrease of $0.8 million is primarily due to a $0.8 million decrease in employee compensation, consisting of a $0.7 million decrease in personnel-related expenses due to a lower headcount within the department and a $0.1 million decrease in stock-based compensation, a $0.1 million decrease in tradeshow expense and a $0.1 million decrease in software, travel and miscellaneous office expenses, partially offset by a $0.2 million increase in consulting, third-party and public relations fees.

General and Administrative Costs:

	For the year ended December 31,
	2024	2023	$ Change	% Change
General and administrative	$5,704	$7,272	$(1,568)	(22)%
Percent of total revenue	743%	1,534%

General and administrative costs for 2024 and 2023 were $5.7 million and $7.3 million, respectively. The decrease of $1.6 million is primarily due to a $0.5 million decrease in stock-based compensation, a $0.5 million decrease in consulting and third-party service fees, a $0.4 million decrease in insurance premiums, a $0.2 million decrease in accounting and auditing fees, a $0.1 million decrease in legal fees, a $0.1 million decrease in computer software and support, a $0.1 million decrease in annual meeting costs and a $0.1 million decrease in travel and miscellaneous office expenses, partially offset by a $0.3 million increase in stock registration expense and a $0.1 million increase in public relations and investor relations expenses.

Severance Expense:

	For the year ended December 31,
	2024	2023	$ Change	% Change
Severance expense	$1,377	$359	$1,018	284%
Percent of total revenue	179%	76%

Severance expense for 2024 and 2023 was $1.4 million and $0.4 million, respectively. The increase of $1.0 million is primarily due to the departure of the former CEO during 2024 for which $1.2 million in severance expense was recorded, partially offset by $0.3 million in severance expense recorded during 2023 due to the departure of the former CFO.

Other income (expense), net:

	For the year ended December 31,
	2024	2023	$ Change	% Change
Offering costs related to warrant liability	$—	$(592)	$592	100%
Change in fair value of warrant liability	262	2,515	(2,253)	(90)%
Interest income, net	—	809	(809)	(100)%
Loss on extinguishment of short-term debt	(219)	—	(219)	(100)%
Other expense	(31)	—	(31)	(100)%
Total other income (expense), net	$12	$2,732	$(2,720)	(100)%

Offering costs related to warrant liability were $0.6 million during 2023. We did not incur such cost during 2024.

Other income resulting from the change in fair value of the warrant liability was $0.3 million during 2024 and $2.5 million during 2023. The changes for both periods were due to a lower market value of our common stock.

Net interest income for 2024 was $0, as $0.2 million in interest income from our money market account, offset $0.2 million in interest expense from a short-term loan. Interest income of $0.8 million during 2023 was from interest earned from our money market account.

Loss on extinguishment of short-term debt was $0.2 million during 2024. We did not incur such cost during 2023.

Net Loss. As a result of the factors described above, net loss for 2024 was $18.4 million, compared to $19.4 million for 2023.

Liquidity and Capital Resources

During 2024 and 2023, we recorded revenue of $0.8 million and $0.5 million, respectively. We incurred a net loss of $18.4 million and $19.4 million for 2024 and 2023, respectively. Net cash used in operating activities was $17.6 million and $19.2 million for 2024 and 2023, respectively. As of December 31, 2024, we had cash on hand of $1.4 million. We are currently meeting our liquidity requirements through the proceeds of securities offerings in at-the-market (ATM) offerings that raised net proceeds of $3.2 million during 2024 and $13.4 million during 2025 through February 25, 2025, as well as through a short-term loan on which we have a payable balance due of approximately $0.8 million as of December 31, 2024. As of February 25, 2025, the Company had $11.7 million in cash on hand.

Based on current operating levels and further cost reduction efforts implemented in the first quarter of 2025, we believe we have sufficient cash on hand to fund the next 12 months of operations.

As we gain traction in the market with our new technology and continue to invest capital in transitioning and scaling the business from research and development of new technologies to commercial production, there can be no assurance that our available resources and revenue generated from our business operations will be sufficient to sustain our operations.

Accordingly, we expect to pursue additional financing, which could include offerings of equity or debt securities, bank financing, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that we would find acceptable, or at all. If we are unsuccessful in implementing this plan, we will be required to make further cost and expense reductions or modifications to our on-going and strategic plans.

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

ATM Offering Program

On June 21, 2024, we entered into the At the Market Offering Agreement with H.C. Wainwright & Co., LLC, as sales agent, pursuant to which we could issue and sell of up to $3.45 million in shares of our common stock (the “ATM Program”). During the three months and year ended December 31, 2024, we sold 5,634,585 shares and 6,851,753 shares, respectively, of our common stock under the Current ATM Program for net proceeds of approximately $2.4 million and $3.1 million, respectively (net of commissions and other related offering expenses of approximately $0.1 million and $0.3 million, respectively).

After December 31, 2024, we settled sales of an additional 16,584,405 shares of our common stock for net proceeds of approximately $13.4 million (net of $0.7 million in commissions and issuance costs) under the ATM Program. These sales settled between January 2, 2025 and February 12, 2025.

On February 13, 2025, we filed a prospectus supplement covering the offering, issuance and sale of an additional $80.0 million in shares of our common stock under the ATM Program. Between February 21, 2025 and February 26, 2025, the Company settled sales of 252,040 shares of common stock for net proceeds of approximately $38,000 under the ATM Program pursuant to the prospectus supplement filed on February 13, 2025.

Agile Subordinated Loan Agreement

Effective October 1, 2024, we entered into a subordinated business loan agreement (the “Original Loan Agreement”) with Agile Capital Funding, LLC and Agile Lending, LLC (collectively, the “Lender”), which provided for an initial term loan of $525,000, with the ability to receive additional term loans of up to $1.6 million, subject to certain conditions (such loans, the “Term Loan”). Principal and interest on the initial term loan in the aggregate amount of $756,000 was to be repaid in weekly payments of $27,000 commencing on October 14, 2024, and fully repaid on or before the maturity date of April 21, 2025. The Term Loan would be expressly subordinated to our obligations on certain senior indebtedness as provided in the Original Loan Agreement. Effective only upon the occurrence and continuance of an event of default under the Loan Agreement, we would grant the Lender a security interest in certain collateral, excluding intellectual property, of Energous Corporation as set forth in the Original Loan Agreement.

Effective November 5, 2024, we entered into an amended subordinated business loan agreement with the Lender (the “Amended Loan Agreement”) to refinance the Term Loan. The Amended Loan Agreement provides for a new term loan of $997,000, with the ability to receive additional term loans of up to $1.6 million, subject to certain conditions (such new loans, the “New Term Loan”). Principal and interest on the initial new term loan in the aggregate amount of $1,415,740 is to be repaid in weekly payments of approximately $39,000 and fully repaid on or before the maturity date of July 17, 2025. The proceeds of the New Term Loan were allocated to cover the administrative fee of $48,000 and to repay in full the Term Loan as described above, which had a carrying amount of $429,000 and settlement value of $648,000 on November 5, 2024, and the remaining proceeds will be utilized for working capital. The New Term Loan will be expressly subordinated to our obligations on certain senior indebtedness of the Company as provided in the Amended Loan Agreement. The Amended Loan Agreement replaces the Original Loan Agreement and otherwise contains substantially the same terms as the Original Loan Agreement.

As of December 31, 2024, we had a short-term loan payable balance of approximately $0.8 million. We recorded interest expense of approximately $0.2 million related to the Original Loan Agreement and the Amended Loan Agreement. We recorded a loss on the extinguishment of debt of approximately $0.2 million related to the Original Loan Agreement. The payment multiplier on the current loan is 1.42. An administrative fee of $25,000 was paid on the Original Loan agreement and an administrative fee of $48,000 was paid on the Amended Loan Agreement.

Regulation A Offering

On October 11, 2024, we filed a Regulation A Offering Statement on Form 1-A with an offering of a maximum of 5,000,000 Units (the “Regulation A Offering”), with each Unit consisting of one share of Series A Convertible Preferred Stock (initially convertible into two shares of common stock) and three common stock purchase warrants, two to each purchase one share of common stock at an exercise price of $1.50 per share and one to purchase one share of common stock at $2.00 per share, for an aggregate of 5,000,000 shares of Series A Convertible Preferred Stock (and 10,000,000 shares of common stock underlying the shares of Series A Convertible Preferred Stock) and warrants to purchase up to an aggregate of 10,000,000 shares of common stock at an exercise price of $1.50 per share and 5,000,000 shares of common stock at an exercise price of $2.00 per share, at an offering price of $1.50 per Unit, for a maximum offering amount of $7,500,000. The Regulation A Offering Statement was qualified by the SEC on November 22, 2024. As of December 31, 2024, no closings have occurred on the Regulation A Offering. Our prepaid expense and other current assets balance as of December 31, 2024 includes $0.3 million in prepaid expenses related to the Regulation A Offering.

Cash Flows

During 2024, cash flows used in operating activities were $17.6 million, consisting of a net loss of $18.4 million, less adjustments to reconcile net loss to net cash used in operating activities aggregating $1.1 million (principally stock-based compensation of $0.8 million, depreciation and amortization expense of $0.2 million, loss on extinguishment of short-term debt of $0.2 million, issuance of common stock to consultant of $0.1 million and accrued interest of $0.1 million, partially offset by change in fair value of warrant liability of $0.3 million), a $0.5 million decrease in operating lease liabilities, a $0.2 million decrease in accrued expenses, a $0.1 million decrease in accrued severance expense and a $0.1 million increase in inventory, partially offset by $0.7 million decrease in operating lease right-of-use assets. During 2023, cash flows used in operating activities were $19.3 million, consisting of a net loss of $19.4 million, less adjustments to reconcile net loss to net cash used in operating activities aggregating $0.1 million (principally stock-based compensation of $1.7 million, issuance costs allocated to warrant liability of $0.6 million, depreciation and amortization expense of $0.2 million and inventory net realizable adjustment of $0.2 million, partially offset by a decrease in fair value of the warrant liability of $2.5 million), a $0.7 million decrease in operating lease liabilities, a $0.5 million decrease in accrued expenses, a $0.5 million increase in inventory and a $0.3 million decrease in accrued severance, partially offset by a $1.0 million increase in accounts payable, a $0.7 decrease in operating lease right-of-use assets, a $0.3 million increase in prepaid expenses and other current assets and a $0.1 million decrease in accounts receivable.

During 2024 and 2023, cash flows used in investing activities were $0.1 million and $0.2 million, respectively. The cash used in 2024 and 2023 was for the purchases of testing and computer equipment.

During 2024, cash flows provided by financing activities were $5.1 million, which primarily consisted of $3.2 million in net proceeds from the sale of shares of our common stock under the ATM Program, $1.8 million in net proceeds from a registered direct offering that included the sale of common stock, pre-funded warrants and warrants and net borrowings of $0.8 million from a short-term loan, partially offset by $0.3 million in repayments of financed insurance and $0.3 million in repayments of a short-term loan. During 2023, cash flows provided by financing activities were $7.1 million, which consisted of $4.2 million in net proceeds from the sale of shares of our common stock under our prior at-the-market offering program, $2.7 million in net proceeds from the issuance and sale of common stock and warrants, $0.1 million in proceeds from a direct sale of common stock to the former Chief Executive Officer and $0.1 million in proceeds from the ESPP.

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

Item 8. Financial Statements and Supplementary Data.

Energous Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Energous Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Energous Corporation (a Delaware corporation) as of December 31, 2024, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern

The Company has incurred operating losses and negative cash flows from operations. As the Company is dependent on its ability to raise funds in the future, to continue as a going concern, it places higher reliance on projected financial information in ascertaining that no substantial doubt exists for it to continue as a going concern.

We evaluated the reasonableness of the Company’s forecasted revenues, operating expenses, and the projected cash balance as of February 28, 2026 (collectively, “forecasts”), by (1) inquiring of senior management to gain an understanding of the Company’s operations and strategy, and (2) testing the forecasts by challenging the significant assumptions used by management in calculating such forecasts. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included:

●	Reviewing the cash forecast prepared by management for one year after the date the financial statements are expected to be issued and management’s evaluation of the Company’s ability to continue as a going concern through the report issuance date.
●	Assessing management’s ability to forecast revenue and cash flows by comparing prior year forecasts to actual financial results.
●	Assessing the adequacy of the disclosures in the financial statements related to the going concern assessment by comparing it to the audit evidence obtained.

/s/ BPMLLP

We have served as the Company’s auditor since 2024.

San Jose, California

February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Energous Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Energous Corporation (the “Company”) as of December 31, 2023, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

How the Critical Audit Matter was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included the following:

●	We evaluated the design of the internal control related to the Company’s going concern assessment.
●	We evaluated the reasonableness of the Company’s forecasted revenues, operating expenses, and the projected cash balance as of March 31, 2025 (collectively, “forecasts”), by (1) inquiring of the senior management to gain an understanding of the Company’s operations and strategy, and (2) testing the forecasts by challenging the significant assumptions used by management in calculating such forecasts.
●	We also assessed management’s ability to forecast revenue and cash flows by comparing prior year forecasts to actual financial results.
●	We assessed the adequacy of the consolidated financial statements’ disclosure related to the going concern assessment by comparing it to the audit evidence obtained.

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2013 to 2024.

San Jose, CA

March 28, 2024

Energous Corporation

BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,353	$13,876
Restricted cash	—	60
Accounts receivable, net of allowance for credit losses of $0 and $53 as of December 31, 2024 and 2023, respectively	78	102
Inventory	498	430
Prepaid expenses and other current assets	983	539
Total current assets	2,912	15,007
Property and equipment, net	356	429
Operating lease right-of-use assets	527	1,240
Total assets	$3,795	$16,676
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,852	$1,879
Accrued expenses	1,135	1,254
Accrued severance expense	28	134
Warrant liability	358	620
Operating lease liabilities, current portion	668	707
Short-term debt, net	818	—
Deferred revenue	13	27
Total current liabilities	4,872	4,621

Operating lease liabilities, long-term portion	—	557
Total liabilities	4,872	5,178

Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023; no shares issued or outstanding as of December 31, 2024 and December 31, 2023.	—	—
Common Stock, $0.00001 par value, 200,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 13,575,907 and 5,471,121 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	1	1
Additional paid-in capital	399,362	393,539
Accumulated deficit	(400,440)	(382,042)
Total stockholders’ equity (deficit)	(1,077)	11,498
Total liabilities and stockholders’ equity (deficit)	$3,795	$16,676

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2023, as discussed in Note 1.

Energous Corporation

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2024	2023
Revenue	$768	$474
Cost of revenue	756	279
Gross profit	12	195
Operating expenses:
Research and development	8,275	10,811
Sales and marketing	3,066	3,852
General and administrative	5,704	7,272
Severance expense	1,377	359
Total operating expenses	18,422	22,294
Loss from operations	(18,410)	(22,099)
Other income (expense), net:
Offering costs related to warrant liability	—	(592)
Change in fair value of warrant liability	262	2,515
Interest income, net	—	809
Loss on extinguishment of short-term debt	(219)	—
Other expense	(31)	—
Total other income (expense), net	12	2,732
Net loss	$(18,398)	$(19,367)
Basic and diluted loss per common share	$(2.57)	$(4.15)
Weighted average shares outstanding, basic and diluted	7,153,385	4,663,594

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2023, as discussed in Note 1.

Energous Corporation

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2023	3,947,267	$1	$387,319	$(362,675)	$24,645
Stock-based compensation - stock options	—	—	85	—	85
Stock-based compensation - restricted stock units (“RSUs”)	—	—	1,533	—	1,533
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	44	—	44
Stock-based compensation - performance share units (“PSUs”)	—	—	16	—	16
Issuance of shares for RSUs	64,062	—	—	—	—
Issuance of shares for PSUs	1,125	—	—	—	—
Shares purchased from contributions to the ESPP	20,366	—	73	—	73
Cash in lieu of shares from reverse stock split	(1,857)	—	—	—	—
Issuance of shares in an at-the-market (“ATM”) placement, net of $198 in issuance costs	975,658	—	4,240	—	4,240
Issuance of shares in a sale of common stock, net of $3,166 in issuance costs and fair value of liability warrant	412,500	—	134	—	134
Issuance of shares in a sale of common stock to Chief Executive Officer	52,000	—	95	—	95
Net loss	—	—	—	(19,367)	(19,367)
Balance as of December 31, 2023	5,471,121	1	393,539	(382,042)	11,498
Stock-based compensation - stock options	—	—	72	—	72
Stock-based compensation - RSUs	—	—	722	—	722
Stock-based compensation - ESPP	—	—	5	—	5
Issuance of shares for RSUs	34,629	—	—	—	—
Shares purchased from contributions to the ESPP	7,125	—	6	—	6
Shares issued to consultants for services	163,000	—	95	—	95
Pre-funded warrants exercised	450,409	—	—	—	—
Issuance of shares in a sale of common stock, pre-funded warrants and warrants, net of $230 in issuance costs	570,000	—	1,770	—	1,770
Issuance of shares in an ATM placement, net of $346 in issuance costs	6,879,623	—	3,153	—	3,153
Net loss	—	—	—	(18,398)	(18,398)
Balance as of December 31, 2024	13,575,907	$1	$399,362	$(400,440)	$(1,077)

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in August 2023, as discussed in Note 1.

Energous Corporation

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,398)	$(19,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196	187
Stock-based compensation	799	1,678
Inventory net realizable value adjustment	—	167
Allowance for credit losses	—	(13)
Common stock issued to consultants for services	95	—
Loss on extinguishment of short-term debt	219	—
Accrued interest	81	—
Amortization of short-term loan fees	13	—
Change in fair value of warrant liability	(262)	(2,515)
Offering costs allocated to warrants	—	592
Changes in operating assets and liabilities:
Accounts receivable	24	54
Inventory	(68)	(491)
Prepaid expenses and other current assets	(42)	288
Operating lease right-of-use assets	657	720
Accounts payable	(27)	979
Accrued expenses	(200)	(536)
Accrued severance expense	(106)	(283)
Operating lease liabilities	(540)	(706)
Deferred revenue	(14)	(3)
Net cash used in operating activities	(17,573)	(19,249)
Cash flows from investing activities:
Purchases of property and equipment	(123)	(187)
Net cash used in investing activities	(123)	(187)
Cash flows from financing activities:
Net borrowings from short-term loan	801	—
Repayments of short-term loan	(269)	—
Repayments of financed insurance premiums	(348)	—
Net proceeds from an ATM offering	3,153	4,240
Net proceeds from a sale of common stock and warrant issuance	1,770	2,677
Proceeds from sale of common stock to the former Chief Executive Officer	—	95
Proceeds from contributions to the ESPP	6	73
Net cash provided by financing activities	5,113	7,085
Net decrease in cash, cash equivalents and restricted cash	(12,583)	(12,351)
Cash, cash equivalents and restricted cash - beginning	13,936	26,287
Cash, cash equivalents and restricted cash - ending	$1,353	$13,936
Supplemental disclosure of cash flow information:
Interest paid	$140	$—
Supplemental disclosure of non-cash investing and financing activities:
Decrease in operating lease right-of-use assets and operating lease liabilities from incremental borrowing rate change	$51	$—
Financing of insurance premiums	$402	$—
Increase in operating lease right-of-use assets and operating lease liabilities from lease modification	$5	$—
Common stock issued for RSUs	$—	$9

ENERGOUS CORPORATION

Notes to Financial Statements

Note 1 – Business Organization, Nature of Operations

Description of Business

Energous Corporation d/b/a Energous Wireless Power Solutions (the “Company”) has developed a scalable, over-the-air Wireless Power Network (“WPN”) technology that integrates advanced semiconductor chipsets, software controls, hardware designs, and antenna systems to enable radio frequency (“RF”)-based charging for Internet of Things (“IoT”) devices. The Company’s WPN technology provides a comprehensive suite of capabilities designed to power the next generation of wireless energy networks, seamlessly delivering power and data across diverse, battery-free device ecosystems. This innovation enhances operational visibility, control, and intelligent business automation.

The Company’s solutions support both near-field and at-a-distance wireless charging, supplying power at multiple levels across varying distances. By enabling continuous wireless power transmission, the Company’s transmitter and receiver technologies facilitate the use of battery-free IoT devices, transforming asset and inventory tracking across multiple industries. Key applications include retail sensors, electronic shelf labels, asset trackers, air quality monitors, motion detectors, and other smart monitoring solutions.

The Company believes its technology represents a breakthrough in wireless power delivery, offering a differentiated approach to charging IoT devices via RF technology. To date, the Company has developed and released multiple transmitter and receiver solutions, including prototypes and partner production designs. The Company’s transmitters vary in form factor, power specifications, and operating frequencies, while the Company’s receivers are engineered to support a wide range of wireless charging applications across multiple device categories. including:

Device Type	Application
RF Tags	Cold Chain, Asset Tracking, Medical IoT
IoT Sensors	Cold Chain, Logistics, Asset Tracking
Electronic Shelf Labels	Retail and Industrial IoT

The first WPN-enabled end product featuring the Company’s technology entered the market in 2019. In the fourth quarter of 2021, the Company commenced shipments of its first at-a-distance wireless PowerBridge transmitter systems for commercial IoT applications and proof-of-concept deployments. As the Company continues to innovate its technology applications, the Company anticipates the release of additional wireless power-enabled products.

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

Note 2 – Liquidity and Management Plans

During the years ended December 31, 2024 and 2023, the Company has recorded revenue of $0.8 million and $0.5 million, respectively. The Company incurred a net loss of $18.4 million and $19.4 million for the years ended December 31, 2024 and 2023, respectively. Net cash used in operating activities was $17.6 million and $19.2 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had cash on hand of $1.4 million. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings, including the ATM Program (as defined in Note 10 below), which securities offerings generated aggregate net proceeds of $3.2 million during the year ended December 31, 2024, as well as short-term loans which have a net balance of $0.8 million as of December 31, 2024.

The Company raised net proceeds in the ATM Program of approximately $13.4 million during January and February 2025 (see Note 16 – Subsequent Events). Based on current operating levels and further cost reductions implemented in the first quarter of 2025, the Company believes it has sufficient cash on hand to fund operations for the next 12 months.

As the Company gains traction in the market with its new technology and continues to invest capital in transitioning and scaling the business from research and development of new technologies to commercial production, there can be no assurance that its available resources and revenue generated from its business operations will be sufficient to sustain its operations. Accordingly, the Company expects to pursue additional financing, which could include offerings of equity or debt securities, bank financing, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that the Company would find acceptable, or at all. If the Company is unsuccessful in implementing this plan, the Company will be required to make further cost and expense reductions or modifications to its on-going and strategic plans.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Reclassifications

Certain reclassifications have been made to the fiscal year 2023 balance sheet to conform to the fiscal year 2024 presentation. The reclassifications had no impact on total assets, total liabilities, or stockholders’ equity.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions. The Company reports restricted cash on its balance sheet to disclose the amount reserved for a specific purpose aside from ordinary business operations. The Company had restricted cash as collateral for the Company’s corporate credit card program which was discontinued during the second quarter of 2024. As of December 31, 2024 and 2023, the carrying value of restricted cash was $0 and $0.1 million, respectively.

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

Note 3 – Summary of Significant Accounting Policies, continued

Offering costs associated with warrants classified as liabilities are expensed as incurred and are presented as offering cost related to warrant liability in the statement of operations. Offering costs associated with the sale of warrants classified as equity are charged against proceeds.

Fair Value

The Company follows ASC 820, Fair Value Measurements (“ASC 820”), which establishes a common definition of fair value to be applied when U.S. GAAP requires the use of fair value, establishes a framework for measuring fair value, and requires certain disclosure about such fair value measurements.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, cash equivalents, prepaid expenses, other current assets, and accounts payable and accrued expenses, are an approximate of their fair values because of the short maturity of these instruments. The carrying amounts of the Company’s short-term debt and lease liabilities approximate fair value due to the market interest rates that these obligations bear and interest rates currently available to the Company. The Company’s derivative liabilities recognized at fair value on a recurring basis are a level 3 measurement (see Note 14 – Fair Value Measurement).

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

The Company’s revenue consists of its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the years ended December 31, 2024 and 2023, the Company recognized $0.8 million and $0.5 million in revenue, respectively.

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

Accounts Receivable

The Company reviews its receivables for collectibility based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company recorded $0 for credit losses on its accounts receivable as of December 31, 2024 compared to an allowance of $0.1 million on its accounts receivable balance as of December 31, 2023.

The Company follows ASC Topic 310, Receivables (“Topic 310”) to account for transactions related to factoring accounts receivable. The Company has entered into an agreement to sell certain accounts receivable to a third-party financial institution under which the Company receives the proceeds of customer invoices from the third-party financial institution, less a discount fee. The third-party financial institution is responsible for subsequent collection of the amount due from the customer without recourse. Proceeds from the factoring agreements are reflected as a reduction of accounts receivable on the Company’s Balance Sheets and included in the cash flows operating activities in the Statements of Cash Flows. The Company received proceeds under its accounts receivable factoring agreement of approximately $0.3 million and $0 during the years ended December 31, 2024 and 2023, respectively. There were no outstanding receivables due under the accounts receivable factoring agreement as of December 31, 2024 and 2023. Discount fees from factoring accounts receivable were approximately $31,000 and $0 for the years ended December 31, 2024 and 2023, respectively, and are included in other income (expense), net on the Statement of Operations.

Inventory

Inventory is stated at the lower of cost or net realizable value. Net realizable value is calculated at the end of each reporting period and adjustment, if needed, is made. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the new cost basis.

Note 3 – Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, which are generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain. The Company incurred research and development costs of $8.3 million and $10.8 million for the years ended December 31, 2024 and 2023, respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees, board members and contractors in accordance with accounting guidance that requires awards to be recorded at their fair value on the date of grant and amortized over the vesting period of the award. The Company amortizes compensation costs on a straight-line basis over the requisite service period of the award, which is typically the vesting term of the equity instrument issued. Forfeitures are recorded as they occur.

Under the ESPP, employees may purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the closing market prices measured on the first and last days of each half-year period. The Company recognizes stock-based compensation expense for the fair value of the purchase options, as measured on the grant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between consolidated financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the years in which those tax assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowances is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company continues to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the valuation allowance on deferred tax assets would be recorded in the statements of income for the period that the adjustment is determined to be required.

The Company accounts for uncertain tax position in accordance with ASC 740. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The guidance from ASC 740, “Income Taxes” also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) and the enrollment of employees in the ESPP. The computation of diluted net loss per common share excludes potentially dilutive securities of 1,971,415 and 582,567 for the years ended December 31, 2024 and 2023, respectively, because their inclusion would be antidilutive.

Note 3 – Summary of Significant Accounting Policies, continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the year ended	For the year ended
	December 31,2024	December 31,2023
Warrants issued to investors	1,432,909	495,833
Options to purchase common stock	—	15,000
RSUs	538,506	71,734
Total potentially dilutive securities	1,971,415	582,567

For the year ended December 31, 2024, the table above includes 1,020,409 warrants expiring on February 20, 2029, which have an exercise price of $1.84 per share and 412,500 warrants expiring on March 28, 2029, which, as of December 31, 2024 have an exercise price of $0.30 per share. For the year ended December 31, 2023, the table above includes 83,333 warrants that expired on March 1, 2024, which had an exercise price of $200.00 per share and 412,500 warrants expiring on March 28, 2029, which have an exercise price of $0.30 per share.

Property and Equipment

The Company currently uses the following expected life terms for depreciating property and equipment: computer software – 1-2 years, computer hardware – 3 years, furniture and fixtures – 7 years, leasehold improvements – shorter of estimated life or remaining life of the lease.

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

ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are measured and recorded at the service commencement date based on the present value of lease payments over the lease term. The Company uses the implicit interest rate when readily determinable; however, most leases do not establish an implicit rate, so the Company uses an estimate of the incremental borrowing rate based on the information available at the time of measurement. Lease expense for lease payments is recognized on a straight-line basis over the lease term. See Note 8 – Commitments and Contingencies, Operating Leases for further discussion of the Company’s operating leases.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker (“CODM”), who is its Chief Executive Officer and Chief Financial Officer, reviews financial information on a regular basis for purposes of allocating resources and evaluating financial performance. The CODM also reviews and utilizes functional expenses, such as cost of revenue, research and development, sales and marketing and general and administrative, to manage the Company’s operations. All long-lived assets are located in the United States and substantially all revenue is attributed to customers based in the United States.

Adoption of New Accounting Standard

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting” (“Topic 280”), Improvements to Reportable Segment Reporting. This standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this standard on a retrospective basis for the fiscal 2024 annual period, and for interim periods beginning January 1, 2025. The adoption did not have a material impact on the Company’s financial statements and is limited to financial statement disclosures.

Note 3 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes” (“Topic 740”), Improvements to Income Tax Disclosures. This standard is intended to enhance the transparency and usefulness of income tax disclosures to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This standard is effective for the Company’s annual fiscal period beginning January 1, 2025. Adoption of this standard will not have a material impact on the Company’s financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. This ASU is effective on a prospective basis for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, with early adoption permitted. This ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the new standard on the financial statements and related disclosures.

Management has reviewed other recently issued accounting pronouncements issued or proposed by the FASB and does not believe any of these accounting pronouncements has had or will have a material impact on the financial statements.

Note 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	December 31, 2024	December 31, 2023
Prepaid and deferred financing costs	$372	$—
Deposit with contract manufacturer	323	116
Prepaid insurance	163	260
Prepaid software and support	67	51
Prepaid subscriptions	22	45
Tradeshow deposits	21	35
Other deposits	15	32
Total	$983	$539

Note 5 – Inventory

Below is a summary of the Company’s inventory as of December 31, 2024 and 2023 (in thousands):

	Balance as of
	December 31, 2024	December 31, 2023
Raw materials	$498	$101
Work-in-process	—	52
Finished goods	—	277
Total	$498	$430

Note 6 – Property and Equipment

Property and equipment are as follows (in thousands):

	Balance as of
	December 31, 2024	December 31, 2023
Computer software	$1,055	$901
Computer hardware	2,257	2,284
Furniture and fixtures	489	488
Leasehold improvements	783	783
	4,584	4,456
Less – accumulated depreciation	(4,228)	(4,027)
Total property and equipment, net	$356	$429

The Company disposed of $0 and $125,000 in property and equipment during the years ended December 31, 2024 and 2023, respectively. Total depreciation and amortization expense of the Company’s property and equipment was $196,000 and $187,000 for the years ended December 31, 2024 and 2023, respectively, of which, $4,000 and $0 were included in cost of revenue for the years ended December 31, 2024 and 2023, respectively.

Note 7 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	Balance as of
	December 31,2024	December 31,2023
Accrued compensation	$740	$993
Accrued legal expenses	178	147
Accrued interest	81	—
Other accrued expenses	136	114
Total	$1,135	$1,254

Note 8 – Commitments and Contingencies

Operating Leases

San Jose Lease

On May 20, 2022, the Company signed a lease amendment to the existing lease for its office space at its corporate headquarters in San Jose, California, extending the term of the lease for an additional three years. Upon signing the lease amendment, the Company recorded a new ROU lease asset of $2.1 million and operating lease liability of $2.1 million, using a present value discount rate of 3.0%, which was used as an incremental borrowing rate for a hypothetical fully collateralized real estate transaction. As of January 1, 2024, the discount rate was adjusted to 8% in order to reflect a realistic incremental borrowing rate at lease commencement. The adjustment created a one-time reduction to the ROU lease asset and operating lease liability of approximately $51,000. Upon expiration of the original lease on September 30, 2022, the new monthly lease payment starting October 1, 2022 is approximately $59,000, subject to annual escalations up to a maximum monthly lease payment of approximately $62,000. On July 31, 2024, the Company signed an additional lease amendment where the monthly payments through the remainder of 2024 were reduced to approximately $37,000 and the monthly payments from January 2025 through September 2025 were increased to approximately $76,000. No other changes were made to the existing lease. As a result of this amendment, the Company revalued its ROU lease asset to $0.8 million and its operating lease liability to $0.8 million on July 31, 2024. The Company recorded lease expense of $0.8 million for both of the years ended December 31, 2024 and 2023.

Operating Lease Commitments

The Company follows ASC 842, Leases, (“Topic 842”) and recognizes the required ROU assets and operating lease liabilities on its balance sheet. The Company anticipates having future total lease payments of $0.7 million through the third quarter of 2025. As of December 31, 2024, the Company has total operating lease right-of-use assets of $0.5 million and current operating lease liabilities of $0.7 million. The weighted average remaining lease term is 0.75 years as of December 31, 2024.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of September 30, 2024 is as follows (in thousands):

For the year ending December 31,	Amount
2025	$686
Total future lease payments	686
Present value discount (8.0% weighted average)	(18)
Total operating lease liabilities	$668

Note 8 – Commitments and Contingencies, continued

Hosted Design Solution Agreement

In June 2021, the Company entered into an electronic design automation software in a hosted environment license agreement with a term of three years under which the Company was required to remit quarterly payments of approximately $233,000 through the second quarter of 2024. In June 2024, the Company renewed this agreement through the end of 2025 under which the Company is required to remit quarterly payments of approximately $52,000 through the fourth quarter of 2025. The Company recorded $0.6 million and $0.9 million during 2024 and 2023, respectively, under this agreement.

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

MBO Bonus Plan

On March 15, 2018, the Company’s Board of Directors (the “Board”), on the recommendation of the Board’s Compensation Committee (the “Compensation Committee”), approved the Energous Corporation MBO Bonus Plan (“MBO Bonus Plan”) for executive officers of the Company. To be eligible to receive a bonus under the MBO Bonus Plan, an executive officer must be continuously employed throughout the applicable performance period, in good standing, and achieve the performance objectives selected by the Compensation Committee.

Under the MBO Bonus Plan, the Compensation Committee was responsible for selecting the amounts of potential bonuses for executive officers, the performance metrics used to determine whether any such bonuses would be paid and determining whether those performance metrics had been achieved.

During the years ended December 31, 2024 and 2023, the Company recognized a total of $0 and $0.7 million, respectively, in expense under the MBO Bonus Plan. The expense under the MBO Bonus Plan is recorded under operating expenses on the Company’s Statement of Operations within each executive’s department.

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

Under the 2024 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents, the performance metrics used to determine whether any such bonuses will be paid and determining whether those performance metrics have been achieved. During the year ended December 31, 2024, the Company recorded approximately $0.3 million expense under the 2024 Bonus Plan to be paid during the first quarter of 2025.

Note 8 – Commitments and Contingencies, continued

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

Executive Transition – Cesar Johnston

On March 26, 2024, the Company announced that Cesar Johnston was no longer serving as President and Chief Executive Officer of the Company effective March 24, 2024. In connection with his cessation as an officer of the Company, Mr. Johnston was entitled to receive the benefits and payments set forth in the Amended and Restated Severance and Change in Control Agreement, dated December 6, 2021 (“Johnston Severance Agreement”), between the Company and Mr. Johnston. Accordingly, Mr. Johnston received (a) 18 months of his monthly salary plus the amount equal to 100% of his target bonus, (b) any outstanding unvested equity awards held by Mr. Johnston that were scheduled to vest during the next 18 months following the termination date, and (c) reimbursement for continued COBRA payments, if elected by Mr. Johnston, during the 18 months following the termination date. The Company recorded $1.2 million in total severance expense pertaining to Mr. Johnston’s departure during the year ended December 31, 2024, including $0.1 million in stock-based compensation as a result of accelerated vesting of RSUs and options (see Note 8 – Stock-Based Compensation for additional details).

As of December 31, 2024, the Company had accrued unpaid severance expense related to COBRA reimbursements of approximately $28,000 pertaining to the Johnston Severance Agreement, which is due to be paid through September 2025.

Mr. Johnston received approximately $8,000 in Director’s fees for the period of March 28, 2024 through June 12, 2024, during which he did not serve as President and Chief Executive Officer but continued to serve as a member of the Board.

Executive Transition Agreement – William Mannina

On July 20, 2023, the Company announced the departure of William Mannina, former Acting Chief Financial Officer, effective August 16, 2023. Pursuant to the terms of a letter agreement between Mr. Mannina and the Company, Mr. Mannina received payments and benefits including cash severance payments equivalent to nine months of his then-current salary of $266,000 and premium payments for continued healthcare coverage for nine months following his resignation effective date. Mr. Mannina’s restricted stock units continued to vest through August 16, 2023.

As of December 31, 2024, the Company did not have any accrued unpaid severance expense pertaining to Mr. Mannina’s agreement.

Note 8 – Commitments and Contingencies, continued

Strategic Alliance Agreement

In November 2016, the Company and Dialog Semiconductor plc (“Dialog”), a related party, entered into a Strategic Alliance Agreement (“Alliance Agreement”) for the manufacture, distribution and commercialization of products incorporating the Company’s wire-free charging technology (“Licensed Products”). Pursuant to the terms of the Alliance Agreement, the Company agreed to engage Dialog as the exclusive supplier of the Licensed Products for specified fields of use, subject to certain exceptions (the “Company Exclusivity Requirement”). Dialog agreed to not distribute, sell or work with any third party to develop any competing products without the Company’s approval. In addition, both parties agreed on a revenue sharing arrangement and to collaborate on the commercialization of Licensed Products based on a mutually-agreed upon plan. Each party would retain all of its intellectual property rights.

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

Note 9 – Short-term Debt

Financing for Insurance Premiums

On April 5, 2024, the Company financed $365,000 in business insurance premiums to be repaid in nine installments of $42,000 with a borrowing rate of 8.3%. On October 31, 2024, the Company financed $37,000 in additional business insurance premiums to be repaid in three installments of $12,000 with a borrowing rate of 8.3%. As of December 31, 2024, the outstanding balance on the financing for insurance premiums was $54,000.

Agile Subordinated Loan Agreement

Effective October 1, 2024, the Company entered into a subordinated business loan agreement (the “Original Loan Agreement”) with Agile Capital Funding, LLC and Agile Lending, LLC (collectively, the “Lender”), which provided for an initial term loan of $525,000, with the ability to receive additional term loans of up to $1.6 million, subject to certain conditions (such loans, the “Term Loan”). Principal and interest on the initial term loan in the aggregate amount of $756,000 was to be repaid in weekly payments of $27,000 commencing on October 14, 2024 and fully repaid on or before the maturity date of April 21, 2025. The Term Loan would be expressly subordinated to the Company’s obligations on certain senior indebtedness of the Company as provided in the Original Loan Agreement. Effective only upon the occurrence and continuance of an event of default under the Loan Agreement, the Company would grant the Lender a security interest in certain collateral, excluding intellectual property, of the Company as set forth in the Original Loan Agreement.

Note 9 – Short-term Debt, continued

Effective November 5, 2024, the Company entered into an amended subordinated business loan agreement with the Lender (the “Amended Loan Agreement”) to refinance the Term Loan. The Amended Loan Agreement provides for a new term loan of $997,000, with the ability to receive additional term loans of up to $1.6 million, subject to certain conditions (such new loans, the “New Term Loan”). Principal and interest on the initial new term loan in the aggregate amount of $1,415,740 is to be repaid in weekly payments of approximately $39,000 and fully repaid on or before the maturity date of July 17, 2025. The proceeds of the New Term Loan were allocated to cover the administrative fee of $48,000 and to repay in full the Term Loan as described above, which had a carrying amount of $429,000 and settlement value of $648,000 on November 5, 2024. The remaining proceeds will be utilized for working capital. The New Term Loan will be expressly subordinated to the Company’s obligations on certain senior indebtedness of the Company as provided in the Amended Loan Agreement. The Amended Loan Agreement replaces the Original Loan Agreement and otherwise contains substantially the same terms as the Original Loan Agreement.

As of December 31, 2024, the Company had a short-term loan payable balance of approximately $0.8 million. The Company recorded interest expense of approximately $0.2 million related to the Original Loan Agreement and the Amended Loan Agreement. The Company recorded a loss on the extinguishment of debt of approximately $0.2 million related to the Original Loan Agreement. The payment multiplier on the current loan is 1.42. An administrative fee of $25,000 was paid on the Original Loan agreement, and an administrative fee of $48,000 was paid on the Amended Loan Agreement. These fees are recorded as a debt discount against the proceeds received. As of December 31, 2024, the unamortized debt discount was $39,000.

Note 10 – Capital Stock and Warrants

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

Financing

On September 15, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on September 24, 2020 (“Prior Shelf”), and contained two prospectuses: a base prospectus, which covered the offering, issuance and sale by the Company of up to $75 million of its common stock, preferred stock, debt securities, warrants to purchase its common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and an at-the-market sales agreement prospectus supplement covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $40 million of its common stock to be issued and sold under the At Market Issuance Sales Agreement, as amended, between the Company and B. Riley Securities, Inc. (the “Prior ATM Program”). The $40 million of common stock to be offered, issued and sold under the Prior ATM Program was included in the $75 million of securities that could be offered, issued and sold by the Company under the base prospectus. The Company sold shares of its common stock which raised net proceeds of $38.8 million (net of $1.2 million in issuance costs) during the third and fourth quarters of 2020 under the Prior ATM Program.

On October 4, 2021, the Company filed a prospectus supplement covering the offering, issuance and sale of up to an additional $35 million of shares of the Company’s common stock pursuant to the Prior ATM Program. The Company raised net proceeds of $27.0 million (net of $0.9 million in issuance costs), during 2021 under the Prior ATM Program. During 2022, the Company raised an additional $0.7 million (net of $0.1 million in issuance costs) under the Prior ATM Program. During the first quarter of 2023, the Company raised $3.6 million (net of $0.2 million in issuance costs) under the Prior ATM Program. The Prior Shelf expired on September 24, 2023. As of December 31, 2024, there is no amount remaining under the Prior Shelf due to its expiration.

Note 10 – Capital Stock and Warrants, continued

On November 15, 2021, the Company filed an additional shelf registration statement on Form S-3 with the SEC, which became effective on December 16, 2021. This shelf registration statement allows the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $100 million. Pursuant to this registration statement, on March 28, 2023, the Company completed an underwritten offering pursuant to which it issued and sold an aggregate of (i) 412,500 shares of its common stock and (ii) warrants to purchase up to 412,500 shares of its common stock (the “2023 Warrants”), for net proceeds of $2.7 million, after deducting underwriting discounts, commission and expenses payable by the Company. The 2023 Warrants were immediately exercisable upon issuance and have a term of six years and had an initial exercise price of $8.00. The Company allocated the proceeds received first to the 2023 Warrants based on the fair value of the 2023 Warrants as determined at initial measurement, with the remaining proceeds allocated to the shares of common stock (see Note 13 – Warrant Liability and Note 14 – Fair Value Measurements). Pursuant to the terms of the 2023 Warrants, the exercise price was adjusted to $1.66 during 2023 and was further adjusted to $0.30 as of December 31, 2024.

On February 15, 2024, the Company entered into a securities purchase agreement with an institutional investor, providing for the issuance and sale by the Company in a registered direct offering (the “Offering ”) pursuant to a prospectus supplement dated February 15, 2024, of (i) 570,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 450,409 shares of common stock (referred to individually as a “Pre-Funded Warrant” and collectively as the “Pre-Funded Warrants”), and (iii) warrants to purchase an aggregate of 1,020,409 shares of common stock (referred to individually as a “Warrant” and collectively as the “2024 Warrants”). Each share of common stock and Pre-Funded Warrant was offered and sold, together with an accompanying 2024 Warrant at a combined price of $1.96 per share of common stock or Pre-Funded Warrant, as applicable , and the accompanying 2024 Warrant. Each Pre-Funded Warrant and 2024 Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.001 per share, in the case of Pre-Funded Warrants, or $1.84 per share, in the case of 2024 Warrants. The Pre-Funded Warrants expired upon full exercise in April 2024, and the 2024 Warrants expire five years from the date of issuance. The Offering closed on February 20, 2024. The Company received net proceeds of approximately $1.8 million (net of $0.2 million in issuance costs).

On June 21, 2024, the Company filed a prospectus supplement (“June 2024 Prospectus Supplement”) covering the offering, issuance and sale of up to $3.4 million in shares of the Company’s common stock pursuant to an At the Market Offering Agreement, dated June 21, 2024, between the Company and H.C. Wainwright & Co., LLC (the “Current ATM Program”, and together with the Prior ATM program, the “ATM Program”). In addition, on June 20, 2024, the Company provided notice of termination of the Prior ATM Program that the Company had entered into with Roth Capital Partners, LLC, as sales agent. Prior to the termination of the Prior ATM program, the Company sold 27,870 shares of its common stock under the Prior ATM Program for proceeds of $47,000 (net of commissions and fees of $2,000) during the year ended December 31, 2024. The Company entered into the Current ATM Program discussed above to replace the Prior ATM Program. During the three months and year ended December 31, 2024, the Company sold 5,634,585 shares and 6,851,753 shares, respectively, of its common stock under the Current ATM Program for net proceeds of approximately $2.4 million and $3.1 million, respectively (net of commissions and other related offering expenses of approximately $0.1 million and $0.3 million, respectively).

On December 30, 2024, the Company filed a prospectus supplement (“December 2024 Prospectus Supplement”) to amend the June 2024 Prospectus Supplement to cover the issuance and sale of an additional $7.46 million in shares of the Company’s common stock subject to, and in accordance with, the Current ATM Program. As of December 31, 2024, no sales had settled under this prospectus supplement. See Note 16 – Subsequent Events for details on proceeds raised during January and February 2025.

Regulation A Offering

On October 11, 2024, the Company filed a Regulation A Offering Statement on Form 1-A with an offering of a maximum of 5,000,000 Units (the “Regulation A Offering”), with each Unit consisting of one share of Series A Convertible Preferred Stock (initially convertible into two shares of common stock) and three common stock purchase warrants, two to each purchase one share of common stock at an exercise price of $1.50 per share and one to purchase one share of common stock at $2.00 per share, for an aggregate of 5,000,000 shares of Series A Convertible Preferred Stock (and 10,000,000 shares of common stock underlying the shares of Series A Convertible Preferred Stock) and warrants to purchase up to an aggregate of 10,000,000 shares of common stock at an exercise price of $1.50 per share and 5,000,000 shares of common stock at an exercise price of $2.00 per share, at an offering price of $1.50 per Unit, for a maximum offering amount of $7,500,000. The Regulation A Offering was qualified by the SEC on November 22, 2024.

Note 10 – Capital Stock and Warrants, continued

As of December 31, 2024, the Company has not closed any transactions related to the Regulation A Offering. The Company’s prepaid expenses and other current assets as of December 31, 2024 include approximately $0.3 million in prepaid financing expenses related to the Regulation A Offering. If the Company decides not to pursue financing under the Regulation A Offering, the prepaid financing expenses that have been deferred will be expensed and not available to use for other financing transactions.

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	December 31, 2024	December 31, 2023
Stock options outstanding	—	15,000
RSUs outstanding	538,506	71,734
Warrants outstanding	1,432,909	495,833
Shares available for issuance under the 2013 Equity Incentive Plan	—	118,877
Shares available for issuance under the 2014 Non-employee Equity Compensation Plan	—	29,137
Shares available for issuance under the 2015 Performance Share Unit Plan	—	108,897
Shares available for issuance under the 2017 Equity Inducement Plan	—	51,084
Shares available for issuance under the 2024 Equity Incentive Plan	262,883	—
Shares available for issuance under the Employee Stock Purchase Plan	13,791	14,716
Total	2,248,089	905,278

Note 11 – Stock Based Compensation

Equity Incentive Plans

2017 Equity Inducement Plan

On December 28, 2017, the Board approved the 2017 Equity Inducement Plan. Under the 2017 Equity Inducement Plan, the Board reserved 30,000 shares for the grant of RSUs. These grants will be administered by the Board or a committee of the Board. Under the 2017 Equity Inducement Plan, awards could be granted to individuals who (a) were being hired as an employee by the Company or any subsidiary and such award is a material inducement to such person being hired; (b) were being rehired as an employee following a bona fide period of interruption of employment with the Company or any subsidiary; or (c) would become an employee of the Company or any subsidiary in connection with a merger or acquisition.

On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 100,000 shares. On March 28, 2024, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 121,510 shares. As of December 31, 2024, there are 62,285 RSUs granted and outstanding under the 2017 Equity Inducement Plan. No new equity award grants are to be issued from the 2017 Equity Inducement Plan.

Note 11 – Stock Based Compensation, continued

2024 Equity Incentive Plan

On June 12, 2024, the Energous Corporation 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”) was approved by stockholders for the issuance of equity incentive awards to eligible participants, which replaced the following equity plans of the Company: (i) the 2013 Equity Incentive Plan, (ii) 2014 Non-Employee Equity Compensation Plan, (iii) the Performance Share Unit Plan and (iv) the 2017 Equity Inducement Plan (collectively, the “Prior Equity Plans”). All existing outstanding awards remain outstanding under the Prior Equity Plans, and an additional 456,000 shares of common stock were approved for issuance under the 2024 Equity Incentive Plan.

As of December 31, 2024, there are 476,221 RSUs granted and outstanding under the 2024 Equity Incentive Plan. As of December 31, 2024, 262,883 shares of common stock remain available for issuance under the 2024 Equity Incentive Plan.

Employee Stock Purchase Plan

In April 2015, the Board approved the Energous Corporation Employee Stock Purchase Plan (“ESPP”), under which 30,000 shares of common stock were reserved for purchase by the Company’s employees, subject to the approval by the Company’s stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. On June 12, 2024, the Company’s stockholders approved the amendment and restatement of the ESPP to increase the number of shares reserved for issuance under the ESPP by 6,200 shares. Under the ESPP, employees may designate an amount not less than 1% but not more than 10% of their annual compensation for the purchase of Company shares. No more than 375 shares may be purchased by an employee under the ESPP during an offering period. Excess contributions during an offering period are refunded to the employees. An offering period is six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of options purchased under the ESPP is the lesser of 85% of the fair market value of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

As of December 31, 2024, 13,791 shares of common stock remain eligible to be issued under the ESPP. Employees contributed approximately $6,000 and $73,000 through payroll withholdings to the ESPP during the years ended December 31, 2024 and 2023, respectively.

Stock Option Award Activity

In February 2022, the Board granted the Company’s former Chief Executive Officer 15,000 stock options at an exercise price of $25.40 per share with half of the options vesting on the second anniversary of the vesting start date and a quarter of the options vesting on each of the two following anniversaries. Under the former Chief Executive Officer’s Severance Agreement, unvested awards vesting within 18 months of termination were accelerated and became vested on March 26, 2024. Consequently, 3,750 options became vested and another 3,750 options were forfeited. This resulted in stock-based compensation expense of approximately $53,000 during the year ended December 31, 2024. As of December 31, 2024, all stock options granted to the former Chief Executive Officer were forfeited.

Note 11 – Stock Based Compensation, continued

No stock options were granted during the years ended December 31, 2024 and 2023.

The following is a summary of the Company’s stock option activity during the year ended December 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life In	Intrinsic
	Options	Price	Years	Value
Outstanding as of January 1, 2024	15,000	$25.40	7.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(15,000)	25.40	—	—
Outstanding as of December 31, 2024	—	$—	—	$—

Exercisable as of January 1, 2024	7,500	$25.40	7.9	$—
Vested	3,750	25.40	—	—
Exercised	—	—	—	—
Forfeited	(11,250)	25.40	—	—
Exercisable as of December 31, 2024	—	$—	—	$—

As of December 31, 2024, the unamortized value of options was $0.

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2024, the Board granted its Chief Executive Officer and Chief Financial Officer 112,000 RSUs. Each RSU represents the contingent right to one share of common stock of the Company. The RSU awards vest over four years.

During the year ended December 31, 2024, the Compensation Committee granted directors an aggregate of 6,000 RSUs for service on the Board. These RSU awards vest on the one-year anniversary of the grant date.

During the year ended December 31, 2024, the Board granted employees an aggregate of 468,000 RSUs, which vest over four years.

Under the former Chief Executive Officer’s Severance Agreement, unvested RSUs vesting within 18 months of termination were accelerated and vested on March 26, 2024. Consequently, 3,017 RSUs vested resulting in stock-based compensation expense of approximately $77,000 during the year ended December 31, 2024.

As of December 31, 2024, the unamortized fair value of the RSUs was $0.7 million. The unamortized amount will be expensed over a weighted average period of 2.7 years. A summary of the activity related to RSUs for the year ended December 31, 2024 is presented below:

		Weighted
		Average Grant
	Total	Date Fair Value
Outstanding as of January 1, 2024	71,734	$24.65
RSUs granted	586,000	1.14
RSUs forfeited	(84,599)	4.08
RSUs vested	(34,629)	23.26
Outstanding as of December 31, 2024	538,506	$2.39

Note 11 – Stock Based Compensation, continued

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

There was no PSU activity for the year ended December 31, 2024. The 2,500 PSU shares that were reserved for grant during 2024 per the former executive’s offer letter with the Company, as well as the 1,250 shares reserved for potential outperformance by the former executive of 2024 goals were returned to the 2024 Equity Incentive Plan for future issuance upon the former executive’s termination of service with the Company.

Employee Stock Purchase Plan (“ESPP”)

During the years ended December 31, 2024 and 2023, there were two offering periods per year for the ESPP. The first offering period started on January 1 of each year and concluded on June 30 of each year. The second offering period started on July 1 of each year and concluded on December 31 of each year.

The weighted-average grant-date fair value of the purchase option for each designated share purchased under the ESPP was approximately $0.64 and $4.66 during the years ended December 31, 2024 and 2023, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recorded stock-based compensation expense for the plan of $5,000 and $44,000 for the years ended December 31, 2024 and 2023, respectively.

The Company estimated the fair value of the purchase options granted during the years ended December 31, 2024 and 2023 using the Black-Scholes option pricing model. The fair values of the purchase options granted were estimated using the following assumptions:

	For the year ended December 31,
	2024	2023
Stock price	$1.09-1.83	$4.80-16.72
Dividend yield	0%	0%
Expected volatility	76%-112%	59%-67%
Risk-free interest rate	5.26%-5.37%	4.42%-5.47%
Expected life	6 months	6 months

Note 11 – Stock Based Compensation, continued

Stock-Based Compensation Expense

The total amount of stock-based compensation was reflected within the statements of operations as (in thousands):

	For the year ended December 31,
	2024	2023
Research and development	$213	$658
Sales and marketing	287	368
General and administrative	163	652
Severance expense	130	—
Cost of revenue	6	—
Total	$799	$1,678

Note 12 – Income Taxes

For years ended December 31, 2024 and 2023, the Company recognized zero provision for income taxes.

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate of 21% is as follows:

	For the Year Ended December 31,
	2024	2023
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes	6.8	(8.8)
Permanent differences:
Stock-based compensation	(0.1)	0.1
Change in tax reserves	4.0	—
Research and development tax credits	(2.4)	(4.0)
Increase in valuation allowance	12.6	33.9
Mark-to-market warrant liability	(0.3)	(2.1)
Other	0.4	1.9
Effective income tax rate	0.0%	0.0%

Note 12 – Income Taxes, continued

As of December 31, 2024 and 2023, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Research and development tax credits	$11,087	$11,638
Net operating loss carryovers	87,825	83,393
Property and equipment	197	147
Research and development costs	6,919	8,653
Start-up and organizational costs	9	10
Stock-based compensation	338	119
Operating lease liability	176	354
Other accruals and reserves	215	351
Total gross deferred tax assets	106,766	104,665
Less: valuation allowance	(106,627)	(104,318)
Total deferred tax assets	139	347
Deferred tax liabilities:
Operating lease right-of-use asset	(139)	(347)
Total deferred tax liabilities	(139)	(347)
Total deferred taxes, net	$—	$—

The Company considers all available evidence, both positive and negative, including historical levels of taxable income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Because of the Company’s recent history of operating losses, management believes that it is more likely than not that all of the Company’s deferred tax assets will not be realized and accordingly, has provided a full valuation allowance for its deferred tax asset as of December 31, 2024 and 2023.

The change in the Company’s valuation allowance is as follows:

	2024	2023
Beginning balance	$104,318	$97,757
Increase in valuation allowance	2,309	6,561
Ending balance	$106,627	$104,318

As of December 31, 2024 and 2023, the Company has NOL carryforwards for U.S. federal income tax purposes of approximately $320.2 million and $297.7 million, respectively, and for state income tax purposes, approximately $294.9 million and $298.9 million, respectively. NOL carryforwards of $235.5 million will be carried forward indefinitely for U.S. federal tax purposes and $84.7 million will expire beginning in 2033. State net operating loss carryforwards, if not utilized, will begin to expire on various dates starting in 2033. The Company has federal and state R&D tax credit carryforwards of approximately $7.6 million and $6.0 million, respectively. The federal R&D credit carryforwards will expire beginning in 2032 and state R&D credit carryforwards do not expire.

Note 12 – Income Taxes, continued

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. As a result of such ownership changes, the annual limitation may result in the expiration of net operating losses and credits before utilization. In general, an “ownership change” will occur if there is a cumulative change in the Company’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

The Company accounts for uncertain tax position in accordance with ASC 740. Tax positions are evaluated in a two-step process, whereby the Company first determines whether it is more likely than not that a tax position will be sustained upon examination by tax authorities, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognized in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The total amount of unrecognized tax benefits as of December 31, 2024 is $1.4 million. If recognized, none of the unrecognized tax benefits would impact the effective tax rate because of the valuation allowance. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2024, there were no accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate any significant change of the unrecognized tax benefits within twelve months of this reporting date.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

Total
Unrecognized tax benefit as of January 1, 2024	$—
Gross increases – tax positions in prior period	1,275
Gross increases – tax positions in current period	82
Unrecognized tax benefit as of December 31, 2024	$1,357

The Company files income tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s net operating loss carryforwards, all tax years since inception remain subject to examination by all taxing authorities. The Company is not currently under audit in any tax jurisdiction.

Note 13 - Warrant Liability

In March 2023, the Company issued 412,500 warrants to purchase up to 412,500 shares of its common stock. The 2023 Warrants have a six-year term and were exercisable upon issuance on March 28, 2023. Each 2023 Warrant was initially exercisable for one share of the Company’s common stock at a price of $8.00 per share. As of December 31, 2024, the exercise price was adjusted to $0.30 per share (subject to further adjustment in certain circumstances, including in the event of stock dividends and splits; recapitalizations; change of control transactions; and issuances or sales of, or agreements to issue or sell, shares of common stock or common stock equivalents at a price per share less than the then-applicable exercise price for the 2023 Warrants, including sales under the ATM Program, the “Exercise Price”).

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

The Company accounted for the 2023 Warrants in accordance with the derivative guidance contained in ASC 815-40, as the warrants did not meet the criteria for equity treatment. The Company believes that the adjustments to the Exercise Price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the 2023 Warrants are not eligible for an exception from derivative accounting. As such, the 2023 Warrants were initially measured at fair value and recorded as a liability in the amount of $3.1 million. As of December 31, 2024, all 2023 Warrants were outstanding, and the fair value of the warrant liability was $0.4 million. The Company recorded a change in fair value of the warrant liability of $0.3 million and $2.5 million for the years ended December 31, 2024 and 2023, respectively.

Note 14 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Balance as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,353	$—	$—	$1,353
Liabilities:
Warrant liability	$—	$—	$358	$358

	Balance as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$12,567	$—	$—	$12,567
Liabilities:
Warrant liability	$—	$—	$620	$620

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

The key inputs into the Monte Carlo simulation model for the 2023 Warrants were as follows:

	As of December 31,
	2024	2023
Share price	$1.01	$1.83
Exercise price	$0.30	$1.66
Term (in years)	4.24	5.25
Volatility	90%	85%
Risk-free rate	4.3%	3.8%
Dividend yield	0%	0%

Note 14 - Fair Value Measurements, continued

The decrease in the fair value of the 2023 Warrant liability was determined to be $0.3 million and $2.5 million during the years ended December 31, 2024 and 2023, respectively (see Note 13 – Warrant Liability).

	For the year ended December 31,
	2024	2023
Beginning value	$620	$—
Initial valuation of new warrants	—	3,135
Change in value of warrant liability	(262)	(2,515)
Ending value	$358	$620

Note 15 – Customer Concentration

Two customers accounted for approximately 76% of the Company’s revenue for the year ended December 31, 2024 and three customers accounted for approximately 70% of the Company’s revenue for the year ended December 31, 2023. Two customers accounted for approximately 99% of the Company’s accounts receivable balance as of December 31, 2024. Two customers accounted for approximately 88% of the Company’s accounts receivable balance as of December 31, 2023.

Note 16 – Subsequent Events

After December 31, 2024, the Company settled sales of 16,584,405 shares of common stock for net proceeds of approximately $13.4 million under the ATM Program. Sales settled between January 2, 2025 and February 12, 2025. On February 13, 2025, the Company filed a prospectus supplement covering the offering, issuance and sale of an additional $80.0 million in shares of common stock under the ATM Program. Between February 21, 2025 and February 26, 2025, the Company settled sales of 252,040 shares of common stock for net proceeds of approximately $38,000 under the ATM Program pursuant to the prospectus supplement filed on February 13, 2025.

On January 21, 2025, the Company terminated the ESPP. No shares will be issued under the ESPP going forward.

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

Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, have assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that our internal controls over financial reporting were effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by Item 12 will be included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2024, and is incorporated herein by reference.

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

4.2	Description of the Registrant’s Securities+

4.3	Form of 2019 Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2019)

4.4	Form of 2023 Common Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 27, 2023)

4.5	Form of 2024 Common Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on February 20, 2024)

4.6	Form of 2024 Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2024)

10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2021)*

10.2	Energous Corporation 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on Juned 14, 2024)*

10.3	Form of Restricted Stock Unit Award Grant Notice and Agreement under 2024 Equity Incentive Plan+*

10.4

Energous Corporation 2013 Equity Incentive Plan, as amended and restated June 16, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2021)*

10.5	2014 Non-Employee Equity Compensation Plan, as amended and restated May 26, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2020)*

10.6	Energous Corporation Performance Share Unit Plan, as amended June 16, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2021)*

10.7

Burak Offer Letter by and between Energous Corporation and Mallorie Burak, dated December 1, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 16, 2024)*

10.8

Severance and Change in Control Agreement, dated June 12, 2024, between Mallorie Burak and Energous Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 14, 2024)*

Exhibit No.	Description of Document

10.9

Offer Letter effective as of December 6, 2021 between Energous Corporation and Cesar Johnston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2021)*

10.10

Second Amendment to lease dated September 22, 2021 by and between Energous Corporation and the Irvine Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on November 15, 2021)

10.11

At The Market Offering Agreement, dated June 21, 2024, by and between Energous Corporation and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2024)#

10.12

Subordinated Business Loan Agreement, dated October 1, 2024, by and between Energous Corporation, Agile Capital Funding, LLC, and Agile Lending, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2024)#

10.13

Subordinated Business Loan Agreement, dated November 6, 2024, by and between Energous Corporation, Agile Capital Funding, LLC, and Agile Lending, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2024)#

19.1	Insider Trading Policy+

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

23.1	Consent of BPM LLP *+

23.2	Consent of Marcum LLP+

24.1	Power of Attorney (included on signature page)+

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934+

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ++

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on March 28, 2024)*

101.INS	Inline XBRL Instance Document +

101.SCH	Inline XBRL Taxonomy Extension Schema Document +

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document +

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

*	Indicates a management contract or any compensatory plan, contract or arrangement.
+	Filed herewith.
++	Furnished herewith.
#

Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGOUS CORPORATION

Dated: February 27, 2025	By:	/s/ Mallorie Burak
Mallorie Burak
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

Signatures	Title	Date

/s/ Mallorie Burak	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	February 27, 2025
Mallorie Burak

/s/ David Roberson	Director and Board Chair	February 27, 2025
David Roberson

/s/ Rahul Patel	Director	February 27, 2025
Rahul Patel

/s/ J. Michael Dodson	Director	February 27, 2025
J. Michael Dodson