Form 10-Q
period 2025-03-31
Energous Corp
filed 2025-05-13
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-36379

ENERGOUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-1318953
(State of incorporation)	(I.R.S. Employer Identification No.)

3590 North First Street, Suite 330, San Jose, CA 95134

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

As of May 9, 2025, there were 34,136,303 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	March 31, 2025	December 31, 2024
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$10,085	$1,353
Accounts receivable, net	312	78
Inventory	644	498
Prepaid expenses and other current assets	844	983
Total current assets	11,885	2,912

Property and equipment, net	332	356
Operating lease right-of-use assets	1,160	527
Total assets	$13,377	$3,795
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,276	$1,852
Accrued expenses	534	1,135
Accrued severance expense	101	28
Warrant liability	91	358
Operating lease liabilities, current portion	385	668
Short-term loan payable, net	523	818
Deferred revenue	11	13
Total current liabilities	2,921	4,872

Operating lease liabilities, long-term portion	960	—
Total liabilities	3,881	4,872

Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued or outstanding as of March 31, 2025 and December 31, 2024.	—	—
Common Stock, $0.00001 par value, 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 32,393,616 and 13,575,907 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	1	1
Additional paid-in capital	413,301	399,362
Accumulated deficit	(403,806)	(400,440)
Total stockholders’ equity (deficit)	9,496	(1,077)
Total liabilities and stockholders’ equity (deficit)	$13,377	$3,795

(1)	The condensed balance sheet as of December 31, 2024 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$343	$64
Cost of revenue	250	109
Gross profit (loss)	93	(45)
Operating expenses:
Research and development	1,192	2,189
Sales and marketing	589	873
General and administrative	895	1,995
Severance expense	372	1,563
Expenses from abandoned financing transaction	656	—
Total operating expenses	3,704	6,620
Loss from operations	(3,611)	(6,665)
Other income (expense), net:
Change in fair value of warrant liability	267	(82)
Interest income (expense), net	(22)	148
Total other income (expense), net	245	66
Net loss	$(3,366)	$(6,599)
Basic and diluted loss per common share	$(0.12)	$(1.11)
Weighted average shares outstanding, basic and diluted	28,443,192	5,961,186

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except for share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2025	13,575,907	$1	$399,362	$(400,440)	$(1,077)
Stock-based compensation - restricted stock units (“RSUs”)	—	—	111	—	111
Issuance of shares for RSUs	39,404	—	—	—	—
Shares issued to vendor for services	75,000	—	25	—	25
Issuance of shares in an at-the-market (“ATM”) placement, net of $940 in issuance costs	18,703,305	—	13,803	—	13,803
Net loss	—	—	—	(3,366)	(3,366)
Balance as of March 31, 2025	32,393,616	$1	$413,301	$(403,806)	$9,496

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2024	5,471,121	$1	$393,539	$(382,042)	$11,498
Stock-based compensation - options	—	—	72	—	72
Stock-based compensation - RSUs	—	—	313	—	313
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	19	—	19
Issuance of shares for RSUs	16,775	—	—	—	—
Proceeds from contributions to the ESPP	—	—	36	—	36
Issuance of shares in an ATM placement, net of $2 in issuance costs	27,870	—	47	—	47
Issuance of shares in a sale of common stock, pre-funded warrants and warrants, net of $230 in issuance costs	570,000	—	1,770	—	1,770
Net loss	—	—	—	(6,599)	(6,599)
Balance as of March 31, 2024	6,085,766	$1	$395,796	$(388,641)	$7,156

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,366)	$(6,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45	48
Stock-based compensation	111	404
Accrued interest	14	—
Amortization of short-term loan fees	17	—
Change in fair value of warrant liability	(267)	82
Changes in operating assets and liabilities:
Accounts receivable	(234)	75
Inventory	(146)	(193)
Prepaid expenses and other current assets	139	223
Operating lease right-of-use (“ROU”) assets	288	160
Accounts payable	(576)	(347)
Accrued expenses	(545)	(84)
Accrued severance expense	73	1,335
Operating lease liabilities	(219)	(160)
Deferred revenue	(2)	(17)
Net cash used in operating activities	(4,668)	(5,073)
Cash flows from investing activities:
Purchases of property and equipment	(21)	(1)
Net cash used in investing activities	(21)	(1)
Cash flows from financing activities:
Repayments of short-term loan	(328)	—
Payments from financed insurance premiums	(54)	—
Net proceeds from an ATM offering	13,803	47
Net proceeds from a sale of common stock and warrant issuance	—	1,770
Proceeds from contributions to the ESPP	—	36
Net cash provided by financing activities	13,421	1,853
Net increase (decrease) in cash, cash equivalents and restricted cash	8,732	(3,221)
Cash, cash equivalents and restricted cash - beginning	1,353	13,936
Cash, cash equivalents and restricted cash - ending	$10,085	$10,715

Supplemental disclosure of cash flow information:
Interest paid	$184	$—
Supplemental disclosure of non-cash investing and financing activities:
Decrease in operating lease ROU assets and operating lease liabilities from lease amendment	$—	$51
Increase in operating lease ROU assets and operating lease liabilities from lease modification	$896	$—
Increase in ROU assets from shares issued to landlord	$25	$—
Accrued interest included in short-term loan payable	$70	$—

The accompanying notes are an integral part of these condensed financial statements.

ENERGOUS CORPORATION

Notes to the Financial Statements

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

With a patent portfolio exceeding 250 patents, the Company’s solutions support both near-field and at-a-distance wireless charging, supplying power at multiple levels across varying distances, as well as expertise in advanced receiver technology. By enabling continuous wireless power transmission, the Company’s transmitter and receiver technologies facilitate the use of battery-free IoT devices, transforming asset and inventory tracking across multiple industries. Key applications include retail sensors, electronic shelf labels, asset trackers, air quality monitors, motion detectors, and other smart monitoring solutions.

The Company believes its technology represents a breakthrough in wireless power delivery, offering a differentiated approach to charging IoT devices via RF technology. To date, the Company has developed and released multiple transmitter and receiver solutions. The Company’s transmitters vary in form factor, power specifications, and operating frequencies, while the Company’s receivers are engineered to support a wide range of wireless charging applications across multiple device categories. including:

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

Note 2 – Liquidity and Management Plans

During the three months ended March 31, 2025 and 2024, the Company recorded revenue of $0.3 million and $0.1 million, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded net losses of $3.4 million and $6.6 million, respectively. Net cash used in operating activities was $4.7 million and $5.1 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the Company had cash and cash equivalents of $10.1 million. The Company is currently meeting its liquidity requirements through the proceeds of securities offerings, including the ATM Program (as defined in Note 10 – Capital Stock and Warrants below), which securities offerings generated aggregate net proceeds of $13.8 million during the three months ended March 31, 2025. Based on current operating levels and further cost reductions implemented during the first quarter of 2025, the Company believes it has sufficient cash on hand and access to capital through the ATM Program to fund operations for the next 12 months.

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

Note 2 – Liquidity and Management Plans, continued

The market for products using the Company’s technology is broad and evolving, so the Company’s success is dependent upon many factors, including customer acceptance of its existing products, technical feasibility of future products, regulatory approvals, the development of complementary technologies, competition and global market fluctuations.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the period presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for other future periods.

These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025 (“the 2024 Annual Report”). The accounting policies used in preparing these interim unaudited condensed financial statements are consistent with those described in the 2024 Annual Report.

Reclassifications

Certain reclassifications have been made to the fiscal year 2024 financial statements to conform to the 2025 presentation. The Company reclassified certain expenses between research and development and general and administrative expenses. The amounts were not considered material to the condensed financial statements. The reclassifications had no impact on total assets, total liabilities, or stockholders’ equity (deficit).

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

Note 3 – Summary of Significant Accounting Policies, continued

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, cash equivalents, prepaid expenses and other current assets, and accounts payable and accrued expenses, are an approximate of their fair values because of the short maturity of these instruments. The carrying amounts of the Company’s short-term debt and lease liabilities approximate fair value due to the market interest rates that these obligations bear and interest rates currently available to the Company. The Company’s warrant liability recognized at fair value on a recurring basis is a level 3 measurement (see Note 13 – Fair Value Measurements).

Revenue Recognition

The Company follows ASC 606, “Revenue from Contracts with Customers” (“Topic 606”).

In accordance with Topic 606, the Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.

Note 3 – Summary of Significant Accounting Policies, continued

3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when or as the performance obligations are satisfied.

The Company’s revenue consists of its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the three months ended March 31, 2025 and 2024, the Company recognized $0.3 million and $0.1 million in revenue, respectively.

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

Accounts Receivable

The Company reviews its receivables for collectibility based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company did not record a provision for credit losses on its accounts receivable as of March 31, 2025 and December 31, 2024.

The Company follows ASC Topic 310, Receivables (“Topic 310”) to account for transactions related to factoring accounts receivable. The Company did not have a factoring agreement during the three months ended March 31, 2025 and 2024.

Inventory

Inventory is stated at the lower of cost or net realizable value. Net realizable value is calculated at the end of each reporting period and adjustment, if needed, is made. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the new cost basis.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $1.2 million and $2.2 million during the three months ended March 31, 2025 and 2024, respectively.

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

Under the ESPP, employees purchased a limited number of shares of the Company’s common stock at a 15% discount from the lower of the closing market prices measured on the first and last days of each half-year period. The Company recognized stock-based compensation expense for the fair value of the purchase options, as measured on the grant date. The Company discontinued the ESPP as of January 21, 2025.

Note 3 – Summary of Significant Accounting Policies, continued

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the years in which those tax assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the vesting of RSUs and PSUs. The computation of diluted loss per share excludes potentially dilutive securities of 1,872,325 and 1,546,213, as outlined in the table below, for the three months ended March 31, 2025 and 2024, respectively, because their inclusion would be anti-dilutive.

	For the three months ended March 31,
	2025	2024
Warrants issued to investors [1]	1,432,909	1,432,909
Options to purchase common stock	—	11,250
RSUs	439,416	102,054
Total potentially dilutive securities	1,872,325	1,546,213

For the three months ended March 31, 2025, the table above includes 1,020,409 warrants expiring on February 20, 2029, which have an exercise price of $1.84 per share and 412,500 warrants expiring on March 28, 2029, which, as of March 31, 2025, have an exercise price of $0.29 per share. For the three months ended March 31, 2024, the table above includes 1,029,409 warrants expiring on February 20, 2029, which have an exercise price of $1.84 per share and 412,500 warrants expiring on March 28, 2029, which, as of March 31, 2024, had an exercise price of $1.66 per share.

1 The weighted average number of common shares outstanding as of March 31, 2024 included the weighted average effect of the 450,409 pre-funded warrants issued in connection with a registered direct offering the Company entered into on February 15, 2024 (see Note 10 – Capital Stock and Warrants) because the exercise of such warrants required nominal consideration ($0.001 per share exercise price for each pre-funded warrant). As of March 31, 2024, none of the pre-funded warrants had been exercised; therefore, all 450,409 outstanding pre-funded warrants as of that date are not included in the table above. As of March 31, 2025, these pre-funded warrants have been exercised.

Note 3 – Summary of Significant Accounting Policies, continued

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

Recent Accounting Pronouncements, Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes” (“Topic 740”), Improvements to Income Tax Disclosures. This standard is intended to enhance the transparency and usefulness of income tax disclosures to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This standard is effective for the Company’s annual fiscal period beginning January 1, 2025. The Company does not believe that the adoption of this standard will have a material impact on the Company’s financial statements and related disclosures.

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

Management has reviewed other recently issued accounting pronouncements issued or proposed by the FASB and does not believe any of these accounting pronouncements has or will have a material impact on the condensed financial statements.

Note 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	March 31, 2025	December 31, 2024
Deposit with contract manufacturer	$614	$323
Prepaid and deferred financing costs	—	372
Interest receivable	101	—
Prepaid subscriptions	51	22
Prepaid insurance	29	163
Prepaid software and support	29	67
Tradeshow deposits	5	21
Other deposits	15	15
Total	$844	$983

Note 5 – Inventory

Below is a summary of the Company’s inventory as of March 31, 2025 and December 31, 2024 (in thousands):

	Balance as of
	March 31, 2025	December 31, 2024
Raw materials	$455	$498
Work-in-process	—	—
Finished goods	189	—
Total	$644	$498

Note 6 – Property and Equipment

Property and equipment are as follows (in thousands):

	Balance as of
	March 31, 2025	December 31, 2024
Computer software	$1,055	$1,055
Computer hardware	2,278	2,257
Furniture and fixtures	489	489
Leasehold improvements	783	783
	4,605	4,584
Less – accumulated depreciation	(4,273)	(4,228)
Total property and equipment, net	$332	$356

The Company did not dispose of any assets during the three months ended March 31, 2025 or 2024. Total depreciation and amortization expense of the Company’s property and equipment was $45,000 and $48,000 for the three months ended March 31, 2025 and 2024, respectively, of which, $400 and $0 were included in cost of revenue for the three months ended March 31, 2025 and 2024, respectively.

Note 7 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	Balance as of
	March 31, 2025	December 31, 2024
Accrued compensation	$302	$740
Accrued legal expenses	107	178
Accrued interest	6	90
Other accrued expenses	119	127
Total	$534	$1,135

Note 8 – Commitments and Contingencies

Operating Leases

San Jose Lease

On May 20, 2022, the Company signed a lease amendment to the existing lease for its office space at its corporate headquarters in San Jose, California, extending the term of the lease for an additional three years. Upon signing the lease amendment, the Company recorded a new ROU lease asset of $2.1 million and operating lease liability of $2.1 million, using a present value discount rate of 3.0%, which was used as an incremental borrowing rate for a hypothetical fully collateralized real estate transaction. As of January 1, 2024, the discount rate was adjusted to 8% in order to reflect a realistic incremental borrowing rate at lease commencement. The adjustment created a one-time reduction to the ROU lease asset and operating lease liability of approximately $51,000. Upon expiration of the original lease on September 30, 2022, the new monthly lease payment starting October 1, 2022 was approximately $59,000, subject to annual escalations up to a maximum monthly lease payment of approximately $62,000. On July 31, 2024, the Company signed an additional lease amendment where the monthly payments through the remainder of 2024 were reduced to approximately $37,000 and the monthly payments from January 2025 through September 2025 were increased to approximately $76,000. No other changes were made to the existing lease. As a result of this amendment, the Company revalued its ROU lease asset to $0.8 million and its operating lease liability to $0.8 million on July 31, 2024.

On March 19, 2025, the Company signed an amendment to the existing lease for its office space at its corporate headquarters in San Jose, California, relocating to a smaller suite within the same building and extending the lease through December 31, 2027. The Company agreed to issue 75,000 shares of its common stock to the landlord upon signing the amendment as partial consideration for the amended lease, and agreed to new monthly payments beginning October 2025 of approximately $37,000, escalating to approximately $46,000 during 2026 and $51,000 during 2027. As a result of the new lease amendment signed on March 19, 2025, the ROU asset and operating lease liability were both increased by approximately $0.9 million. The Company recorded lease expense of $0.2 million for both the three months ended March 31, 2025 and 2024.

Operating Lease Commitments

The Company follows ASC 842, “Leases” (“Topic 842”) and recognizes the required ROU assets and operating lease liabilities on its balance sheet. The Company anticipates having future total lease payments of $1.5 million during the period from the second quarter of 2025 to the fourth quarter of 2027. As of March 31, 2025, the Company has total operating lease ROU assets of $1.2 million and operating lease liabilities of $1.3 million. The weighted average remaining lease term is 2.8 years as of March 31, 2025.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of March 31, 2025 is as follows (in thousands):

For the year ending December 31,	Amount
2025 (Remaining nine months)	$337
2026	556
2027	610
Total future lease payments	1,503
Present value discount (8.0% weighted average)	(158)
Total operating lease liabilities	$1,345

Note 8 – Commitments and Contingencies, continued

Hosted Design Software Agreement

In June 2021, the Company entered into an electronic design automation software in a hosted environment license agreement with a term of three years under which the Company was required to remit quarterly payments of approximately $233,000 through the second quarter of 2024. In June 2024, the Company renewed this agreement through the end of 2025 under which the Company is required to remit quarterly payments of approximately $52,000 through the fourth quarter of 2025. The Company recorded $0.1 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively, under this agreement.

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

MBO Bonus Plan and 2024 Bonus Plan

On May 30, 2024, the Board of Directors (“Board”), on the recommendation of the Compensation Committee, approved the 2024 Corporate Bonus Plan (the “2024 Bonus Plan”), whereby employees’ bonuses will be based upon achievement of performance objectives set by the Compensation Committee and paid annually. Employees must be continuously employed throughout the applicable performance period and payment date and achieve the performance objectives.

Under the 2024 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents, the performance metrics used to determine whether any such bonuses will be paid and determining whether those performance metrics have been achieved. The Company did not record any expense under the Bonus Plan for the three months ended March 31, 2025 and 2024, respectively. The Company does not have any outstanding amounts under the 2024 Bonus Plan as of March 31, 2025, as all applicable amounts accrued under the 2024 Bonus Plan were paid during the first quarter of 2025.

On February 21, 2025, the Board, on the recommendation of the Compensation Committee, approved the 2025 Corporate Bonus Plan (the “2025 Bonus Plan”), whereby employees’ bonuses will be based upon achievement of performance objectives set by the Compensation Committee and paid annually. Employees must be continuously employed throughout the applicable performance period and payment date and achieve the performance objectives.

Under the 2025 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents and defining the annual performance metrics against which the bonus compensation will be measured. The level of achievement against pre-defined performance metrics is used to determine whether any such bonuses will be paid and whether those performance metrics have been satisfactorily achieved. The Company did not accrue any bonus expense under the 2025 Bonus Plan as of March 31, 2025.

Severance and Change in Control Agreement

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

Note 8 – Commitments and Contingencies, continued

Executive Transition – Cesar Johnston

On March 26, 2024, the Company announced that Cesar Johnston was no longer serving as President and Chief Executive Officer of the Company effective March 24, 2024. In connection with his cessation as an officer of the Company, Mr. Johnston was entitled to receive the benefits and payments set forth in the Amended and Restated Severance and Change in Control Agreement, dated December 6, 2021 (“Johnston Severance Agreement”), between the Company and Mr. Johnston. Accordingly, Mr. Johnston received (a) 18 months of his monthly salary plus the amount equal to 100% of his target bonus, (b) any outstanding unvested equity awards held by Mr. Johnston that were scheduled to vest during the next 18 months following the termination date, and (c) reimbursement for continued COBRA payments, if elected by Mr. Johnston, during the 18 months following the termination date. The Company recorded $1.5 million in total severance expense pertaining to Mr. Johnston’s departure during the three months ended March 31, 2024, including $0.1 million in stock-based compensation as a result of accelerated vesting of RSUs and options (see Note 11 – Stock-Based Compensation for additional details).

As of March 31, 2025, the Company had accrued unpaid severance expense related to COBRA reimbursements of approximately $20,000 pertaining to the Johnston Severance Agreement, which is due to be paid through September 2025.

Note 9 – Short-term Debt

Financing for Insurance Premiums

On April 5, 2024, the Company financed $365,000 in business insurance premiums to be repaid in nine installments of $42,000 with a borrowing rate of 8.3%. On October 31, 2024, the Company financed $37,000 in additional business insurance premiums to be repaid in three installments of $12,000 with a borrowing rate of 8.3%. No balance is outstanding on the financed business insurance premiums as of March 31, 2025.

Agile Subordinated Loan Agreement

Effective October 1, 2024, the Company entered into a subordinated business loan agreement (the “Original Loan Agreement”) with Agile Capital Funding, LLC and Agile Lending, LLC (collectively, the “Lender”), which provided for an initial term loan of $525,000, with the ability to receive additional term loans of up to $1.6 million, subject to certain conditions (such loans, the “Original Term Loan”). Principal and interest on the Original Term Loan in the aggregate amount of $756,000 was to be repaid in weekly payments of $27,000 commencing on October 14, 2024 and fully repaid on or before the maturity date of April 21, 2025.

Effective November 5, 2024, the Company entered into an amended subordinated business loan agreement with the Lender (the “Amended Loan Agreement”) to refinance the Original Term Loan. The Amended Loan Agreement provides for a new term loan of $997,000, with the ability to receive additional term loans of up to $1.6 million, subject to certain conditions (such new loans, the “New Term Loan”). Principal and interest on the New Term Loan in the aggregate amount of $1,415,740 will be repaid in weekly payments of approximately $39,000 and fully repaid on or before the maturity date of July 17, 2025. The proceeds of the New Term Loan were allocated to cover the administrative fee of $48,000 and to repay in full the Original Term Loan as described above, which had a carrying amount of $429,000 and settlement value of $648,000 on November 5, 2024. The New Term Loan is expressly subordinated to the Company’s obligations on certain senior indebtedness of the Company as provided in the Amended Loan Agreement.

As of March 31, 2025, the Company had a short-term loan payable balance of approximately $0.5 million. The Company recorded interest expense of approximately $0.2 million related to the Amended Loan Agreement during the three months ended March 31, 2025. The payment multiplier on the current loan is 1.42. An administrative fee of $25,000 was paid on the Original Loan agreement, and an administrative fee of $48,000 was paid on the Amended Loan Agreement. These fees are recorded as a debt discount against the proceeds received. As of March 31, 2025, the unamortized debt discount was $22,000.

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

Financing

On November 15, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on December 16, 2021. This shelf registration statement allowed the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $100 million. Pursuant to this registration statement, on March 28, 2023, the Company completed an underwritten offering pursuant to which it issued and sold an aggregate of (i)  412,500 shares of its common stock and (ii) warrants to purchase up to 412,500 shares of its common stock (the “2023 Warrants”), for net proceeds of $2.7 million, after deducting underwriting discounts, commission and expenses payable by the Company. The 2023 Warrants were immediately exercisable upon issuance and have a term of six years and had an initial exercise price of $8.00.

The Company allocated the proceeds received first to the 2023 Warrants based on the fair value of the 2023 Warrants as determined at initial measurement, with the remaining proceeds allocated to the shares of common stock (see Note 12 – Warrant Liability and Note 13 – Fair Value Measurements). Pursuant to the terms of the 2023 Warrants, the exercise price was adjusted to $1.66 and $0.30 during 2023 and 2024, respectively, and was further adjusted to $0.29 as of March 31, 2025.

On February 15, 2024, the Company entered into a securities purchase agreement with an institutional investor, providing for the issuance and sale by the Company in a registered direct offering (the “2024 Offering ”) pursuant to a prospectus supplement dated February 15, 2024, of (i) 570,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 450,409 shares of common stock (referred to individually as a “Pre-Funded Warrant” and collectively as the “Pre-Funded Warrants”), and (iii) warrants to purchase an aggregate of 1,020,409 shares of common stock (referred to individually as a “Warrant” and collectively as the “2024 Warrants”). Each share of common stock and Pre-Funded Warrant was offered and sold, together with an accompanying 2024 Warrant at a combined price of $1.96 per share of common stock or Pre-Funded Warrant, as applicable, and the accompanying 2024 Warrant. Each Pre-Funded Warrant and 2024 Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.001 per share, in the case of Pre-Funded Warrants, or $1.84 per share, in the case of 2024 Warrants. The Pre-Funded Warrants expired upon full exercise in April 2024, and the 2024 Warrants expire five years from the date of issuance. The 2024 Offering closed on February 20, 2024. The Company received net proceeds of approximately $1.8 million (net of $0.2 million in issuance costs) in the 2024 Offering.

On June 21, 2024, the Company filed a prospectus supplement covering the offering, issuance and sale of up to $3.4 million in shares of the Company’s common stock pursuant to an At the Market Offering Agreement, dated June 21, 2024, between the Company and H.C. Wainwright & Co., LLC (the “ATM Program”). Prior to the commencement of the ATM program, the Company sold 27,870 shares of its common stock under for proceeds of $47,000 (net of commissions and fees of $2,000) during the year ended December 31, 2024 under the preceding ATM program. During the year ended December 31, 2024, the Company sold 6,851,753 shares of its common stock under the ATM Program for net proceeds of approximately $3.1 million (net of commissions and other related offering expenses of approximately $0.3 million).

On December 30, 2024, the Company filed a prospectus supplement (“December 2024 Prospectus Supplement”) to cover the issuance and sale of an additional $7.46 million in shares of common stock subject to, and in accordance with, the ATM Program. During January 2025, the Company sold 6,280,436 shares of its common stock under the ATM Program for net proceeds of approximately $7.0 million (net of commissions and other related offering expenses of approximately $0.4 million). As of March 31, 2025, there is no amount remaining under the December 2024 Prospectus Supplement.

On January 6, 2025, the Company filed a prospectus supplement (“January 2025 Prospectus Supplement”) to cover the issuance and sale of an additional $6.6 million in shares of common stock subject to, and in accordance with, the ATM Program. During January and February 2025, the Company sold 10,303,969 shares of its common stock under the ATM Program for net proceeds of approximately $6.3 million (net of commissions and other related offering expenses of approximately $0.3 million) under the January 2025 Prospectus Supplement. As of March 31, 2025, there is no amount remaining under the January 2025 Prospectus Supplement.

Note 10 – Capital Stock and Warrants, continued

On February 13, 2025, the Company filed a prospectus supplement (“February 2025 Prospectus Supplement”) to cover the issuance and sale of an additional $80.0 million in shares of common stock subject to, and in accordance with, the ATM Program. During February and March 2025, the Company sold 2,118,900 shares of its common stock under the ATM Program for net proceeds of approximately $0.5 million (net of commissions and other related offering expenses of approximately $0.2 million) under the February 2025 Prospectus Supplement. As of March 31, 2025, approximately $79.3 million in shares of common stock remained available for issuance under the ATM Program, subject to availability of authorized shares.

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

On March 11, 2025, the Company withdrew the Regulation A Offering. No sales of Units were made pursuant to the Regulation A Offering. The Company’s prepaid expenses and other current assets as of December 31, 2024 included approximately $0.3 million in prepaid financing expenses related to the Regulation A Offering. An additional $0.4 million in expenses related to the Regulation A Offering was recorded during the three months ended March 31, 2025. The Company recorded the total amount of $0.7 million as expenses related to an abandoned financing transaction during the three months ended March 31, 2025.

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	March 31, 2025	March 31, 2024
Stock options outstanding	—	11,250
RSUs outstanding	439,416	102,179
Warrants outstanding	1,432,909	1,883,318
Shares available for issuance under the 2013 Equity Incentive Plan	—	120,949
Shares available for issuance under the 2014 Non-employee Equity Compensation Plan	—	23,262
Shares available for issuance under the 2015 Performance Share Unit Plan	—	112,647
Shares available for issuance under the 2017 Equity Inducement Plan	—	132,927
Shares available for issuance under the 2024 Equity Incentive Plan	320,069	—
Shares available for issuance under the Employee Stock Purchase Plan	—	14,716
Total	2,192,394	2,401,248

Note 11 – Stock-Based Compensation

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

On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 100,000 shares. On March 28, 2024, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 121,510 shares. As of March 31, 2025, there are 46,784 RSUs granted and outstanding under the 2017 Equity Inducement Plan. No new equity award grants are to be issued from the 2017 Equity Inducement Plan.

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

As of March 31, 2025, there are 392,632 RSUs granted and outstanding under the 2024 Equity Incentive Plan. As of March 31, 2025, 320,069 shares of common stock remain available for issuance under the 2024 Equity Incentive Plan.

Employee Stock Purchase Plan

In April 2015, the Board approved the Energous Corporation Employee Stock Purchase Plan (“ESPP”), under which 30,000 shares of common stock were reserved for purchase by the Company’s employees, subject to the approval by the Company’s stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. On June 12, 2024, the Company’s stockholders approved the amendment and restatement of the ESPP to increase the number of shares reserved for issuance under the ESPP by 6,200 shares. Under the ESPP, employees designated an amount not less than 1% but not more than 10% of their annual compensation for the purchase of Company shares. No more than 375 shares were purchased by an employee under the ESPP during an offering period. Excess contributions during an offering period were refunded to the employees. An offering period was six months in duration commencing on or about January 1 and July 1 of each year. The exercise price of options purchased under the ESPP was the lesser of 85% of the fair market value of the common stock on the first business day of the offering period and 85% of the fair market value of the common stock on the applicable exercise date.

The Company terminated the ESPP on January 21, 2025. The final shares purchased under the ESPP were deemed delivered on December 31, 2024.

Stock Option Activity

In February 2022, the Board granted the Company’s former Chief Executive Officer 15,000 stock options at an exercise price of $25.40 per share with half of the options vesting on the second anniversary of the vesting start date and a quarter of the options vesting on each of the two following anniversaries. Under the former Chief Executive Officer’s Severance Agreement, unvested awards vesting within 18 months of termination were accelerated and became vested on March 26, 2024. Consequently, 3,750 options became vested and another 3,750 options were forfeited. This resulted in stock-based compensation expense of approximately $53,000 during the three months ended March 31, 2024. As of March 31, 2025, all stock options granted to the former Chief Executive Officer were forfeited.

Note 11 – Stock-Based Compensation, continued

No stock options were granted during the three months ended March 31, 2025 and 2024. There was no stock option activity during the three months ended March 31, 2025. As of March 31, 2025, there were no stock options outstanding, and the unamortized fair value of stock options was $0.

Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2025, the Compensation Committee granted directors an aggregate of 4,750 RSUs for service on the Board. These RSU awards vest on the one-year anniversary of the grant date.

During the three months ended March 31, 2025, the Board granted employees an aggregate of 63,000 RSUs, which vest over four years.

As of March 31, 2025, the unamortized fair value of the RSUs was $0.5 million. The unamortized amount will be expensed over a weighted average period of 2.6 years. A summary of the activity related to RSUs for the three months ended March 31, 2025 is presented below:

		Weighted
		Average
		Grant
		Date Fair
	Total	Value
Outstanding at January 1, 2025	538,506	$2.39
RSUs granted	67,750	0.46
RSUs vested	(39,404)	1.64
RSUs forfeited	(127,436)	1.45
Outstanding at March 31, 2025	439,416	$2.43

Employee Stock Purchase Plan

On January 21, 2025, the Company terminated its ESPP. No transactions were recorded under the ESPP during 2025. During the year ended December 31, 2024, there were two offering periods. The first offering period began on January 1, 2024 and concluded on June 30, 2024. The second offering period began on July 1, 2024 and concluded on December 31, 2024.

The weighted average grant-date fair value of the purchase option for each designated share purchased under the ESPP was approximately $0 per share and $0.85 per share for the three months ended March 31, 2025 and 2024, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company recognized compensation expense for the ESPP of approximately $0 and $19,000 for the three months ended March 31, 2025 and 2024, respectively.

The Company estimated the fair value of ESPP purchase options granted during the three months ended March 31, 2024 using the Black-Scholes option pricing model. The fair values of ESPP purchase options granted were estimated using the following assumptions:

	For the three months ended March 31,
	2025	2024
Stock price	—	$1.83
Dividend yield	—	0%
Expected volatility	—	112%
Risk-free interest rate	—	5.26%
Expected life	—	6 months

Note 11 – Stock-Based Compensation, continued

Stock-Based Compensation Expense

The total amount of stock-based compensation was reflected within the statements of operations as (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$9	$107
Sales and marketing	62	80
General and administrative	23	87
Severance expense	16	130
Cost of revenue	1	—
Total	$111	$404

Note 12 – Warrant Liability

2023 Warrants

In March 2023, the Company issued 412,500 warrants to purchase up to 412,500 shares of its common stock. The 2023 Warrants have a six-year term and were exercisable upon issuance on March 28, 2023. Each 2023 Warrant was initially exercisable for one share of the Company’s common stock at a price of $8.00 per share. As of March 31, 2025, the exercise price was adjusted to $0.2884 per share (subject to further adjustment in certain circumstances, including in the event of stock dividends and splits; recapitalizations; change of control transactions; and issuances or sales of, or agreements to issue or sell, shares of common stock or common stock equivalents at a price per share less than the then-applicable exercise price for the 2023 Warrants, including sales under the ATM Program, the “Exercise Price”).

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

The Company accounted for the 2023 Warrants in accordance with the derivative guidance contained in ASC 815-40, as the warrants did not meet the criteria for equity treatment. The Company believes that the adjustments to the Exercise Price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the 2023 Warrants are not eligible for an exception from derivative accounting. As such, the 2023 Warrants were initially measured at fair value and recorded as a liability in the amount of $3.1 million. As of March 31, 2025, all 2023 Warrants were outstanding, and the fair value of the warrant liability was $0.1 million. The Company recorded a change in fair value of the warrant liability of a decrease of $0.3 million and an increase of $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

Note 13 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Balance as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$10,085	$—	$—	$10,085
Liabilities:
Warrant liability	$—	$—	$91	$91

	Balance as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,353	$—	$—	$1,353
Liabilities:
Warrant liability	$—	$—	$358	$358

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

The key inputs into the Monte Carlo simulation model for the 2023 Warrants are as follows:

	As of March 31,	As of March 31,
	2025	2024
Share price	$0.27	$2.03
Exercise price	$0.29	$1.66
Term (in years)	3.99	5.00
Volatility	100%	85%
Risk-free rate	3.9%	4.2%
Dividend yield	0%	0%

The change in the fair value of the 2023 Warrant liability was a decrease of $0.3 million during the three months ended March 31, 2025. The change in fair value of the 2023 Warrant liability was an increase of $0.1 million during the three months ended March 31, 2024 (see Note 12 – Warrant Liability).

	For the three months ended March 31,
(in thousands)	2025	2024
Beginning value	$358	$620
Change in value of warrant liability	(267)	82
Ending value	$91	$702

Note 14 – Customer Concentrations

Three customers accounted for approximately 86% of the Company’s revenue for the three months ended March 31, 2025, and four customers accounted for approximately 87% of the Company’s revenue for the three months ended March 31, 2024. Three customers accounted for approximately 90% of the Company’s accounts receivable balance as of March 31, 2025, and two customers accounted for approximately 99% of the Company’s accounts receivable balance as of December 31, 2024.

Note 15 – Subsequent Events

From April 1, 2025 to May 9, 2025, the Company settled sales of 1,742,634 shares of common stock for net proceeds of approximately $0.5 million under the ATM Program.

On April 16, 2025, the Company’s Board approved an amendment and restatement of the 2024 Equity Incentive Plan, which is subject to stockholder approval at the 2025 annual meeting of stockholders, to, among other things, increase the number of shares reserved for issuance for an additional 2,000,000 shares to a total of 2,456,000 shares.

On April 16, 2025, the Company’s Board approved an amendment to the Company's second amended and restated certificate of incorporation, which is subject to stockholder approval at the 2025 annual meeting of stockholders, to effect a reverse stock split of the common stock at a ratio ranging from any whole number between1-for-5 and 1-for-50, as determined by the Board in its discretion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation d/b/a Energous Wireless Power Solutions, a Delaware corporation. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “would,” “should,” “could,” “seek,” “intend,” “plan,” “continue,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations with respect to future financings; expectations for revenues, liquidity, cash flows and financial performance; and expectations regarding the release of additional wireless power-enabled products. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements relate to the future and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to develop commercially feasible technology; timing of customer implementations of our technology in consumer products; timing and receipt of regulatory approvals in the United States and internationally; our ability to find and maintain contract manufacturing partners; market acceptance of our technology; competition in our industry; our ability to protect our intellectual property; our ability to maintain or improve our financial position, cash flows, and liquidity and our expected financial needs; and other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis sections of our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q, including this Report. We undertake no obligation to publicly update any of our forward-looking statements, whether as a result of new information, future developments or otherwise.

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

With a patent portfolio exceeding 250 patents, our solutions support both near-field and at-a-distance wireless charging, supplying power at multiple levels across varying distances, as well as expertise in advanced receiver technology. By enabling continuous wireless power transmission, our transmitter and receiver technologies facilitate the use of battery-free IoT devices, transforming asset and inventory tracking across multiple industries. Key applications include retail sensors, electronic shelf labels, asset trackers, air quality monitors, motion detectors, and other smart monitoring solutions.

We believe our technology represents a breakthrough in wireless power delivery, offering a differentiated approach to charging IoT devices via RF technology. To date, we have developed and released multiple transmitter and receiver solutions. Our transmitters vary in form factor, power specifications, and operating frequencies, while our receivers are engineered to support a wide range of wireless charging applications across multiple device categories. including:

Device Type	Application
RF Tags	Cold Chain, Asset Tracking, Medical IoT
IoT Sensors	Cold Chain, Logistics, Asset Tracking
Electronic Shelf Labels	Retail and Industrial IoT

The first WPN-enabled end product featuring our technology entered the market in 2019. In the fourth quarter of 2021, we commenced shipments of its first at-a-distance wireless PowerBridge transmitter systems for commercial IoT applications and proof-of-concept deployments. As we continue to innovate our technology applications, we anticipate the release of additional wireless power-enabled products.

Critical Accounting Policies and Estimates

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported expenses during the reporting periods.

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

During the three months ended March 31, 2025, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Costs and Expenses

Cost of revenue consists of direct materials, direct labor and overhead for our production-level wireless charging systems. Research and development expenses include costs associated with our efforts to develop our technology, including personnel compensation, consulting, engineering supplies and components, regulatory expense and general office expenses specifically related to the research and development department. Sales and marketing expenses include costs associated with selling and marketing our technology to our customers, including personnel compensation, public relations, graphic design, tradeshow, engineering supplies utilized by the sales team and general office expenses specifically related to the sale and marketing department. General and administrative expenses include costs for general and corporate functions, including personnel compensation, facility fees, travel, telecommunications, insurance, professional fees, consulting fees, general office expenses, and other overhead.

Comparison of Three Months Ended March 31, 2025 and 2024

The following table sets forth selected Condensed Statements of Operations data (in thousands):

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Revenue	$343	$64	$279	436%
Cost of revenue	250	109	141	129%
Gross profit (loss)	93	(45)	138	307%
Operating expenses:
Research and development	1,192	2,189	(997)	(46)%
Sales and marketing	589	873	(284)	(33)%
General and administrative	895	1,995	(1,100)	(55)%
Severance expense	372	1,563	(1,191)	(76)%
Expenses from abandoned financing transaction	656	—	656	100%
Total operating expenses	3,704	6,620	(2,916)	(44)%
Loss from operations	(3,611)	(6,665)	(3,054)	(46)%
Other income (expense), net:
Change in fair value of warrant liability	267	(82)	349	426%
Interest income (expense), net	(22)	148	(170)	(115)%
Total other income, net	245	66	179	271%
Net loss	$(3,366)	$(6,599)	$(3,233)	(49)%

Revenue. During the three months ended March 31, 2025 and 2024, we recorded revenue of $0.3 million and $0.1 million, respectively. The 436% year over year increase is primarily due to the expansion of commercial sales of PowerBridge Pro transmitters to multinational retailers deploying our WPN technology in connection with their infrastructure modernization initiatives.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative, severance expense and expenses from the abandoned financing transaction. Loss from operations for the three months ended March 31, 2025 and 2024 were $3.6 million and $6.7 million, respectively.

Cost of Revenue:

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Cost of revenue	$250	$109	$141	129%
Percent of total revenue	73%	170%

Cost of revenue was $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2025 and 2024. The increase is primarily due to higher sales volume of PowerBridge Pro transmitters that were shipped during the first quarter of 2025. With the ramp up of our volume manufacturing during the first quarter of 2025, product margins improved significantly, transitioning from a gross loss in 2024 of $45,000 to a gross profit in 2025 of approximately $0.1 million, representing a 307% year over year improvement in gross profit.

Research and Development Costs:

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Research and development	$1,192	$2,189	$(997)	(46)%
Percent of total revenue	348%	3,420%

Research and development costs were $1.2 million and $2.2 million, respectively, for the three months ended March 31, 2025 and 2024. The decrease of $1.0 million is primarily due to a $0.8 million decrease in personnel-related expenses, consisting of a $0.7 million decrease in payroll costs and a $0.1 million decrease in stock-based compensation and a $0.2 million decrease in third-party software costs.

Sales and Marketing Costs:

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Sales and marketing	$589	$873	$(284)	(33)%
Percent of total revenue	172%	1,364%

Sales and marketing costs for the three months ended March 31, 2025 and 2024 were $0.6 million and $0.9 million, respectively. The decrease of $0.3 million is primarily due to a $0.1 million decrease in personnel related costs due to reduced headcount, a $0.1 million decrease in tradeshow, promotional expenses and engineering components used for customer demonstrations and a $0.1 million decrease in public relations and consulting fees.

General and Administrative Expenses:

	For the three months ended March 31,
	2025	2024	$ Change	% Change
General and administrative	$895	$1,995	$(1,100)	(55)%
Percent of total revenue	261%	3,117%

General and administrative costs for the three months ended March 31, 2025 and 2024 were $0.9 million and $2.0 million, respectively. The decrease of $1.1 million is primarily due to a $0.5 million decrease in legal fees, a $0.2 million decrease in consulting, recruiting and third-party fees, a $0.2 million decrease in annual meeting-related expenses, a $0.1 million decrease in stock-based compensation and a $0.1 million decrease in insurance premiums.

Severance Expense:

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Severance expense	$372	$1,563	$(1,191)	(76)%
Percent of total revenue	108%	2,442%

Severance expense for the three months ended March 31, 2025 and 2024 was $0.4 million and $1.6 million, respectively. The severance expense for the three months ended March 31, 2025 was related to non-executive employees. The severance expense for the three months ended March 31, 2024 was related to the settlement of the departure by the former Chief Executive Officer.

Expenses from Abandoned Financing Transaction:

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Expenses from abandoned financing transaction	$656	$—	$656	100%
Percent of total revenue	191%	0%

Expenses related to our abandoned financing transaction were $0.7 million for the three months ended March 31, 2025, primarily attributable to our decision not to pursue the convertible preferred equity offering under Regulation A. This decision was made because the Company was able to secure less dilutive financing through its ATM Program at a lower cost of capital. There was no such expense during the three months ended March 31, 2024.

Other income (expense):

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Change in fair value of warrant liability	$267	$(82)	$349	426%
Interest income (expense), net	(22)	148	(170)	(115)%
Total other income (expense), net	$245	$66	$179	(271)%

Other income resulting from the change in fair value of the warrant liability was $0.3 million for the three months ended March 31, 2025, compared to $0.1 million in expense for the three months ended March 31, 2024. The change is due to a lower market value of our common stock.

Net interest expense for the three months ended March 31, 2025 was $22,000, as we incurred $187,000 in interest expense from a short-term loan, partially offset by $165,000 in interest earned from our money market account. Interest income for the three months ended March 31, 2024 was $148,000 from interest earned on our money market account.

Net Loss. As a result of the above, net loss for the three months ended March 31, 2025 was $3.4 million as compared to $6.6 million for the three months ended March 31, 2024.

Liquidity and Capital Resources

During the three months ended March 31, 2025 and 2024, we recorded revenue of $0.3 million and $0.1 million, respectively. We incurred net losses of $3.4 million and $6.6 million for the three months ended March 31, 2025 and 2024, respectively. Net cash used in operating activities was $4.7 million and $5.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had cash and cash equivalents of $10.1 million. We are currently meeting our liquidity requirements through the proceeds of securities offerings that raised net proceeds of $13.8 million during the first quarter of 2025.

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

ATM Offering Program

On June 21, 2024, we entered into the At the Market Offering Agreement with H.C. Wainwright & Co., LLC, as sales agent, pursuant to which we could issue and sell of up to $3.45 million in shares of our common stock (as amended to date, the “ATM Program”). During the year ended December 31, 2024, we sold 6,851,753 shares of our common stock under the ATM Program for net proceeds of approximately $3.1 million (net of commissions and other related offering expenses of approximately $0.3 million).

During the three months ended March 31, 2025, we sold 18,703,305 shares of our common stock under the ATM Program for net proceeds of approximately $13.8 million (net of commissions and other related offering expenses of approximately $0.9 million). As of March 31, 2025, approximately $79.3 million in shares of common stock remained available for issuance under the ATM Program, subject to availability of authorized shares.

Agile Subordinated Loan Agreement

Effective October 1, 2024, we entered into a subordinated business loan agreement (the “Original Loan Agreement”) with Agile Capital Funding, LLC and Agile Lending, LLC (collectively, the “Lender”), which provided for an initial term loan of $525,000, with the ability to receive additional term loans of up to $1.6 million, subject to certain conditions (such loans, the “Original Term Loan”). Principal and interest on the Original Term Loan in the aggregate amount of $756,000 was to be repaid in weekly payments of $27,000 commencing on October 14, 2024 and fully repaid on or before the maturity date of April 21, 2025.

Effective November 5, 2024, we entered into an amended subordinated business loan agreement with the Lender (the “Amended Loan Agreement”) to refinance the Original Term Loan. The Amended Loan Agreement provides for a new term loan of $997,000, with the ability to receive additional term loans of up to $1.6 million, subject to certain conditions (such new loans, the “New Term Loan”). Principal and interest on the New Term Loan in the aggregate amount of $1,415,740 will be repaid in weekly payments of approximately $39,000 and fully repaid on or before the maturity date of July 17, 2025. The proceeds of the New Term Loan were used to repay in full the Original Term Loan, which had a settlement value of $648,000 on November 5, 2024. The New Term Loan is expressly subordinated to our obligations on certain senior indebtedness of the Company as provided in the Amended Loan Agreement.

Cash Flows

Operating Activities - During the three months ended March 31, 2025, cash flows used in operating activities were $4.7 million, consisting of a net loss of $3.4 million, plus adjustments to reconcile net loss to net cash used in operating activities aggregating $0.1 million (principally change in fair value of warrant liability of $0.3 million, partially offset by stock-based compensation of $0.1 million and depreciation and amortization and amortization of short-term loan fees totaling approximately $0.1 million), a $0.6 million decrease in accounts payable, a $0.5 million decrease in accrued expenses, a $0.2 million increase in accounts receivable, a $0.2 million decrease in operating lease liabilities and a $0.1 million increase in inventory, partially offset by a $0.3 million decrease in operating lease right-of-use assets, a $0.1 million decrease in prepaid expenses and other current assets and a $0.1 million increase in accrued severance.

During the three months ended March 31, 2024, cash flows used in operating activities were $5.1 million, consisting of a net loss of $6.6 million, less adjustments to reconcile net loss to net cash used in operating activities aggregating $0.5 million (principally stock-based compensation of $0.4 million and change in fair value of warrant liability of $0.1 million), a $0.3 million decrease in accounts payable, a $0.2 million increase in inventory and a $0.1 million decrease in accrued expenses, partially offset by a $1.3 million increase in accrued severance expense, a $0.2 decrease in prepaid expenses and other current assets and a $0.1 decrease in accounts receivable.

Investing Activities - During the three months ended March 31, 2025 and 2024, cash flows used in investing activities were not material. A small amount of hardware and equipment was purchased during each period.

Financing Activities - During the three months ended March 31, 2025, cash flows provided by financing activities were $13.4 million, which primarily consisted of $13.8 million in net proceeds from the sale of shares of our common stock under the ATM Program, partially offset by $0.3 million in repayments of a short-term loan and $0.1 million in repayments of financed insurance. During the three months ended March 31, 2024, cash flows provided by financing activities were $1.9 million, which primarily consisted of $1.8 million in net proceeds from a registered direct offering that included the sale of common stock, pre-funded warrants and warrants.

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

Based on the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our interim principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

For the three months ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business, financial condition or cash flows. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2025, the Company signed an amendment to the existing lease for its office space at its corporate headquarters in San Jose, California, relocating to a smaller suite within the same building, and extending the lease through December 31, 2027. The Company issued 75,000 shares of its common stock (the “Landlord Shares”) to the landlord upon signing the amendment as partial consideration for the amended lease. The Landlord Shares were issued in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act in a privately negotiated transaction not involving any public offering or solicitation.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Second Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 11, 2025).

31.1†	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
†	Filed herewith.
+	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGOUS CORPORATION
(Registrant)

Date: May 13, 2025	By:	/s/ Mallorie Burak
		Name:	Mallorie Burak
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)