Form 10-Q
period 2025-06-30
Energous Corp
filed 2025-07-31
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of July 28, 2025, there were 43,660,782 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	June 30, 2025	December 31, 2024
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$8,662	$1,353
Accounts receivable, net	663	78
Inventory	687	498
Prepaid expenses and other current assets	953	983
Total current assets	10,965	2,912

Property and equipment, net	306	356
Operating lease right-of-use assets	1,066	527
Total assets	$12,337	$3,795
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$772	$1,852
Accrued expenses	1,071	1,135
Accrued severance expense	10	28
Warrant liability	91	358
Operating lease liabilities, current portion	420	668
Short-term loan payable, net	350	818
Deferred revenue	10	13
Total current liabilities	2,724	4,872

Operating lease liabilities, long-term portion	839	—
Total liabilities	3,563	4,872

Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued or outstanding as of June 30, 2025 and December 31, 2024.	—	—
Common Stock, $0.00001 par value, 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 39,260,571 and 13,575,907 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	1	1
Additional paid-in capital	415,367	399,362
Accumulated deficit	(406,594)	(400,440)
Total stockholders’ equity (deficit)	8,774	(1,077)
Total liabilities and stockholders’ equity (deficit)	$12,337	$3,795

(1)	The condensed balance sheet as of December 31, 2024 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$975	$46	$1,318	$110
Cost of revenue	637	122	887	231
Gross profit (loss)	338	(76)	431	(121)
Operating expenses:
Research and development	1,100	2,299	2,292	4,488
Sales and marketing	704	819	1,293	1,692
General and administrative	1,286	1,726	2,181	3,721
Severance expense	23	(269)	395	1,294
Expenses from abandoned financing transaction	5	—	661	—
Total operating expenses	3,118	4,575	6,822	11,195
Loss from operations	(2,780)	(4,651)	(6,391)	(11,316)
Other income (expense), net:
Change in fair value of warrant liability	—	336	267	254
Interest income (expense), net	(7)	57	(29)	205
Loss on retirement of property and equipment	(1)	—	(1)	—
Total other income (expense), net	(8)	393	237	459
Net loss	$(2,788)	$(4,258)	$(6,154)	$(10,857)
Basic and diluted loss per common share	$(0.08)	$(0.65)	$(0.19)	$(1.74)
Weighted average shares outstanding, basic and diluted	35,638,362	6,539,202	32,060,653	6,250,194

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2025	13,575,907	$1	$399,362	$(400,440)	$(1,077)
Stock-based compensation - restricted stock units (“RSUs”)	—	—	111	—	111
Issuance of shares for RSUs	39,404	—	—	—	—
Shares issued to vendor for services	75,000	—	25	—	25
Issuance of shares in an at-the-market (“ATM”) placement, net of $940 in issuance costs	18,703,305	—	13,803	—	13,803
Net loss	—	—	—	(3,366)	(3,366)
Balance as of March 31, 2025	32,393,616	1	413,301	(403,806)	9,496
Stock-based compensation – RSUs	—	—	97	—	97
Issuance of shares for RSUs	73,584	—	—	—	—
Issuance of shares in an ATM placement, net of $107 in issuance costs	6,793,371	—	1,969	—	1,969
Net loss	—	—	—	(2,788)	(2,788)
Balance as of June 30, 2025	39,260,571	$1	$415,367	$(406,594)	$8,774

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2024	5,471,121	$1	$393,539	$(382,042)	$11,498
Stock-based compensation - options	—	—	72	—	72
Stock-based compensation - RSUs	—	—	313	—	313
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	19	—	19
Issuance of shares for RSUs	16,775	—	—	—	—
Proceeds from contributions to the ESPP	—	—	36	—	36
Issuance of shares in an ATM placement, net of $2 in issuance costs	27,870	—	47	—	47
Issuance of shares in a sale of common stock, pre-funded warrants and warrants, net of $230 in issuance costs	570,000	—	1,770	—	1,770
Net loss	—	—	—	(6,599)	(6,599)
Balance as of March 31, 2024	6,085,766	1	395,796	(388,641)	7,156
Stock-based compensation – RSUs	—	—	159	—	159
Stock-based compensation – ESPP	—	—	(16)	—	(16)
Issuance of shares for RSUs	14,371	—	—	—	—
Proceeds (refunds) from contributions to the ESPP	3,750	—	(33)	—	(33)
Pre-funded warrants exercised	450,409	—	—	—	—
Net loss	—	—	—	(4,258)	(4,258)
Balance as of June 30, 2024	6,554,296	$1	$395,906	$(392,899)	$3,008

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,154)	$(10,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	98
Stock-based compensation	208	547
Accrued interest	17	—
Amortization of short-term loan fees	34	—
Change in fair value of warrant liability	(267)	(254)
Loss on retirement of property and equipment	1	—
Changes in operating assets and liabilities:
Accounts receivable	(585)	38
Inventory	(189)	(126)
Prepaid expenses and other current assets	338	87
Operating lease right-of-use (“ROU”) assets	382	323
Accounts payable	(1,080)	(83)
Accrued expenses	(11)	(263)
Accrued severance expense	(18)	(12)
Operating lease liabilities	(305)	(324)
Deferred revenue	(3)	(17)
Net cash used in operating activities	(7,546)	(10,843)
Cash flows from investing activities:
Purchases of property and equipment	(37)	(58)
Net cash used in investing activities	(37)	(58)
Cash flows from financing activities:
Repayments of short-term loan	(759)	—
Payments for financed insurance premiums	(121)	—
Net proceeds from an ATM offering	15,772	47
Net proceeds from a sale of common stock and warrant issuance	—	1,770
Proceeds from contributions to the ESPP	—	3
Net cash provided by financing activities	14,892	1,820
Net increase (decrease) in cash, cash equivalents and restricted cash	7,309	(9,081)
Cash, cash equivalents and restricted cash - beginning	1,353	13,936
Cash, cash equivalents and restricted cash - ending	$8,662	$4,855

Supplemental disclosure of cash flow information:
Interest paid	$267	$—
Supplemental disclosure of non-cash investing and financing activities:
Decrease in operating lease ROU assets and operating lease liabilities from lease amendment	$—	$51
Increase in operating lease ROU assets and operating lease liabilities from lease modification	$896	$—
Decrease in ROU assets from shares issued to landlord	$25	$—
Accrued interest in short-term loan payable	$70	$—
Financing of insurance premiums	$308	$—

The accompanying notes are an integral part of these condensed financial statements.

ENERGOUS CORPORATION

Notes to the Condensed Financial Statements

Note 1 - Business Organization, Nature of Operations

Description of Business

Energous Corporation d/b/a Energous Wireless Power Solutions (the “Company”) has developed scalable, over-the-air Wireless Power Network (“WPN”) technology that integrates advanced semiconductor chipsets, software controls, hardware designs, and antenna systems to enable radio frequency (“RF”)-based charging for Internet of Things (“IoT”) devices. The Company’s WPN technology provides a comprehensive suite of capabilities designed to power the next generation of wireless energy networks, seamlessly delivering power and data across diverse, battery-free device ecosystems. This innovation enhances operational visibility, control, and intelligent business automation.

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

Note 2 – Liquidity and Management Plans

During the three and six months ended June 30, 2025, the Company recorded revenue of $1.0 million and $1.3 million, respectively. During the three and six months ended June 30, 2024, the Company recorded revenue of $46,000 and $110,000, respectively. During the three and six months ended June 30, 2025, the Company recorded net losses of $2.8 million and $6.2 million, respectively. During the three and six months ended June 30, 2024, the Company recorded net losses of $4.3 million and $10.9 million, respectively. Net cash used in operating activities was $7.5 million and $10.8 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the Company had cash and cash equivalents of $8.7 million. The Company is currently meeting its liquidity requirements through the collection of accounts receivable supplemented by proceeds of securities offerings, including the ATM Program (as defined in Note 10 – Capital Stock and Warrants below), which the ATM Program generated aggregate net proceeds of $15.8 million during the six months ended June 30, 2025. Based on current operating levels and further cost reductions implemented during the first and second quarters of 2025, the Company believes it has sufficient cash on hand and access to capital to fund operations for the next 12 months.

Note 2 – Liquidity and Management Plans, continued

As the Company gains traction in the market with its new technology and continues to invest capital in transitioning and scaling the business from research and development of new technologies to commercial production, there can be no assurance that its available resources and revenue generated from its business operations will be sufficient to sustain its operations, as adoption on this emerging technology by enterprise customers may take longer than expected. Accordingly, the Company may decide to pursue additional financing, which could include offerings of equity or debt securities, bank financing, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that the Company would find acceptable, or at all. If the Company is unsuccessful in implementing this plan, the Company will be required to make further cost and expense reductions or modifications to its on-going and strategic plans.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the period presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025, or for other future periods.

These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025 (the “2024 Annual Report”). The accounting policies used in preparing these interim unaudited condensed financial statements are consistent with those described in the 2024 Annual Report.

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

Note 3 – Summary of Significant Accounting Policies, continued

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Fair Value

The Company follows ASC 820, “Fair Value Measurements”, which establishes a common definition of fair value to be applied when US GAAP requires the use of fair value, establishes a framework for measuring fair value, and requires certain disclosure about such fair value measurements.

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

The Company’s revenue consists of its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the three and six months ended June 30, 2025, the Company recognized $1.0 million and $1.3 million in revenue, respectively. During the three and six months ended June 30, 2024, the Company recognized $46,000 and $110,000 in revenue, respectively.

The Company records revenue associated the sales of products, such as PowerBridge transmitter systems and with product development projects that it enters into with certain customers. For the sales of products, the Company generally records revenue upon shipment of the products or after the terms of any applicable return policy have elapsed. In general, these product development projects are complex, and the Company does not have certainty about its ability to achieve the project milestones. The achievement of a milestone is dependent on the Company’s performance obligation and requires acceptance by the customer. The Company recognizes this revenue at the point in time at which the performance obligation is met. The payment associated with achieving the performance obligation is generally commensurate with the Company’s effort or the value of the deliverable and is nonrefundable. Any deferred revenue is recognized upon achievement of the performance obligation or expiration of a support agreement.

Shipping and Handling

The Company reflects the cost of shipping its products to customers as a cost of revenue. Reimbursements received from customers for freight costs are recognized as product revenue.

Accounts Receivable

The Company reviews its receivables for collectibility based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company did not record a provision for credit losses on its accounts receivable as of June 30, 2025 and December 31, 2024.

The Company follows ASC Topic 310, Receivables, to account for transactions related to factoring accounts receivable. The Company did not have a factoring agreement during the three and six months ended June 30, 2025 and 2024.

Note 3 – Summary of Significant Accounting Policies, continued

Inventory

Inventory is stated at the lower of cost or net realizable value. Net realizable value is calculated at the end of each reporting period and adjustment, if needed, is made. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the new cost basis.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $1.1 million and $2.3 million during the three and six months ended June 30, 2025, respectively. The Company incurred research and development costs of $2.3 million and $4.5 million during the three and six months ended June 30, 2024, respectively.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“Topic 740”). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the years in which those tax assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

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

The Company accounts for uncertain tax position in accordance with Topic 740. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The guidance from Topic 740, “Income Taxes” also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense.

Note 3 – Summary of Significant Accounting Policies, continued

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the vesting of RSUs and performance share units (“PSUs”). The computation of diluted loss per share excludes potentially dilutive securities of 1,773,729 shares and 2,010,538 shares for the three and six months ended June 30, 2025 and 2024, respectively, as outlined in the table below, because their inclusion would be anti-dilutive.

	For the three and six months ended June 30,
	2025	2024
Warrants issued to investors	1,432,909	1,432,909
RSUs	340,820	577,629
Total potentially dilutive securities	1,773,729	2,010,538

For the three and six months ended June 30, 2025, the table above includes 1,020,409 warrants expiring on February 20, 2029, which have an exercise price of $1.84 per share and 412,500 warrants expiring on March 28, 2029, which, as of June 30, 2025, have an exercise price of $0.28 per share. For the three and six months ended June 30, 2024, the table above includes 1,029,409 warrants expiring on February 20, 2029, which have an exercise price of $1.84 per share and 412,500 warrants expiring on March 28, 2029, which, as of June 30, 2024, had an exercise price of $1.66 per share.

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

Note 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	June 30, 2025	December 31, 2024
Deposit with contract manufacturer	$430	$323
Prepaid insurance	306	163
Refund receivable for stock registration fees	122	—
Prepaid and deferred financing costs	—	372
Prepaid subscriptions	33	22
Prepaid software and support	27	67
Tradeshow deposits	5	21
Other deposits	30	15
Total	$953	$983

Note 5 – Inventory

Below is a summary of the Company’s inventory as of June 30, 2025 and December 31, 2024 (in thousands):

	Balance as of
	June 30, 2025	December 31, 2024
Raw materials	$567	$498
Work-in-process	45	—
Finished goods	75	—
Total	$687	$498

Note 6 – Property and Equipment

Property and equipment are as follows (in thousands):

	Balance as of
	June 30, 2025	December 31, 2024
Computer software	$936	$900
Computer hardware	1,643	2,412
Furniture and fixtures	206	489
Leasehold improvements	417	783
	3,202	4,584
Less – accumulated depreciation	(2,896)	(4,228)
Total property and equipment, net	$306	$356

The Company disposed of $1.4 million in aggregate of fully depreciated assets during the three and six months ended June 30, 2025. The Company did not dispose of any assets during the three and six months ended June 30, 2024. Total depreciation and amortization expense of the Company’s property and equipment was $0.1 million for each of the six months ended June 30, 2025 and 2024, of which, $700 and $0 were included in cost of revenue for the six months ended June 30, 2025 and 2024, respectively.

Note 7 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	Balance as of
	June 30, 2025	December 31, 2024
Accrued compensation	$733	$740
Accrued legal expenses	67	178
Accrued tariffs and value added tax	62	—
Accrued interest	3	90
Other accrued expenses	206	127
Total	$1,071	$1,135

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

Note 8 – Commitments and Contingencies, continued

On March 19, 2025, the Company signed an amendment to the existing lease for its office space at its corporate headquarters in San Jose, California, relocating to a smaller suite within the same building and extending the lease through December 31, 2027. The Company agreed to issue 75,000 shares of its common stock to the landlord upon signing the amendment as partial consideration for the amended lease and agreed to new monthly payments beginning October 2025 of approximately $37,000, escalating to approximately $46,000 during 2026 and $51,000 during 2027. As a result of the new lease amendment signed on March 19, 2025, the ROU asset and operating lease liability were both increased by approximately $0.9 million. The Company recorded lease expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively. The Company recorded lease expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively.

Operating Lease Commitments

The Company follows ASC Topic 842, “Leases” and recognizes the required ROU assets and operating lease liabilities on its balance sheet. The Company anticipates having future total lease payments of $1.4 million during the period from the third quarter of 2025 to the fourth quarter of 2027. As of June 30, 2025, the Company has total operating lease ROU assets of $1.1 million and operating lease liabilities of $1.3 million. The weighted average remaining lease term is 2.5 years as of June 30, 2025.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of June 30, 2025 is as follows (in thousands):

For the year ending December 31,	Amount
2025 (Remaining six months)	$225
2026	556
2027	610
Total future lease payments	1,391
Present value discount (8.0% weighted average)	(132)
Total operating lease liabilities	$1,259

Litigations, Claims and Assessments

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

Under the 2024 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents, the performance metrics used to determine whether any such bonuses will be paid and determining whether those performance metrics have been achieved. The Company did not record any expense during the three and six months ended June 30, 2025 or for the three and six months ended June 30, 2024 under the 2024 Bonus Plan. The Company did not have any outstanding amount accrued as of June 30, 2025 under the 2024 Bonus Plan.

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

Note 8 – Commitments and Contingencies, continued

Under the 2025 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents and defining the annual performance metrics against which the bonus compensation will be measured. The level of achievement against pre-defined performance metrics is used to determine whether any such bonuses will be paid and whether those performance metrics have been satisfactorily achieved. The Company accrued $0.5 million in bonus expense under the 2025 Bonus Plan as of June 30, 2025, which the Company plans to pay during the first quarter of 2026.

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

Executive Transition – Cesar Johnston

On March 26, 2024, the Company announced that Cesar Johnston was no longer serving as President and Chief Executive Officer of the Company effective March 24, 2024. In connection with his cessation as an officer of the Company, Mr. Johnston was entitled to receive the benefits and payments set forth in the Amended and Restated Severance and Change in Control Agreement, dated December 6, 2021 (“Johnston Severance Agreement”), between the Company and Mr. Johnston. Accordingly, Mr. Johnston received (a) 18 months of his monthly salary plus the amount equal to 100% of his target bonus, (b) any outstanding unvested equity awards held by Mr. Johnston that were scheduled to vest during the next 18 months following the termination date, and (c) reimbursement for continued COBRA payments, if elected by Mr. Johnston, during the 18 months following the termination date. The Company recorded $1.5 million in total severance expense pertaining to Mr. Johnston’s departure during the three months ended March 31, 2024, including $0.1 million in stock-based compensation as a result of accelerated vesting of RSUs and options (see Note 11 – Stock-Based Compensation for additional details). The Company reversed $0.3 million in accrued severance during the three months ended June 30, 2024, as a result of a negotiated settlement and payroll taxes. The Company, therefore, recorded expense of $1.2 million in total severance expense pertaining to Mr. Johnston’s departure during the six months ended June 30, 2024.

As of June 30, 2025, the Company had accrued unpaid severance expense related to COBRA reimbursements of approximately $10,000 pertaining to the Johnston Severance Agreement, which is due to be paid through September 2025.

Note 9 – Short-term Debt

Financing for Insurance Premiums

On April 29, 2025, the Company financed approximately $308,000 in business insurance premiums to be repaid in nine installments of approximately $35,000 with a borrowing rate of 6.99%. As of June 30, 2025, the Company had an outstanding balance of approximately $241,000 on the financing for its insurance premiums.

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

Note 9 – Short-term Debt, continued

Effective November 5, 2024, the Company entered into an amended subordinated business loan agreement with the Lender (the “Amended Loan Agreement”) to refinance the Original Term Loan. The Amended Loan Agreement provided for a new term loan of $997,000, with the ability to receive additional term loans of up to $1.6 million, subject to certain conditions (such new loans, the “New Term Loan”). Principal and interest on the New Term Loan in the aggregate amount of $1,415,740 was repaid in weekly payments of approximately $39,000 and fully repaid before the maturity date of July 17, 2025 on July 7, 2025. The proceeds of the New Term Loan were allocated to cover the administrative fee of $48,000 and to repay in full the Original Term Loan as described above, which had a carrying amount of $429,000 and settlement value of $648,000 on November 5, 2024. The New Term Loan was expressly subordinated to the Company’s obligations on certain senior indebtedness of the Company as provided in the Amended Loan Agreement.

As of June 30, 2025, the Company had a short-term loan payable balance of approximately $0.1 million. The Company recorded interest expense of approximately $0.1 million and $0.2 million related to the Amended Loan Agreement during the three and six months ended June 30, 2025. The payment multiplier on the current loan was 1.42. An administrative fee of $25,000 was paid on the Original Loan agreement, and an administrative fee of $48,000 was paid on the Amended Loan Agreement. These fees were recorded as a debt discount against the proceeds received. As of June 30, 2025, the unamortized debt discount was $5,000. On July 7, 2025, the Company paid off the remaining balance of its short-term loan (see Note 15 – Subsequent Events).

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

The Company allocated the proceeds received first to the 2023 Warrants based on the fair value of the 2023 Warrants as determined at initial measurement, with the remaining proceeds allocated to the shares of common stock (see Note 12 – Warrant Liability and Note 13 – Fair Value Measurements). Pursuant to the terms of the 2023 Warrants, the exercise price was adjusted to $1.66 and $0.30 during 2023 and 2024, respectively, and was further adjusted to $0.28 as of June 30, 2025.

On February 15, 2024, the Company entered into a securities purchase agreement with an institutional investor, providing for the issuance and sale by the Company in a registered direct offering (the “2024 Offering ”) of (i) 570,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 450,409 shares of common stock (referred to individually as a “Pre-Funded Warrant” and collectively as the “Pre-Funded Warrants”), and (iii) warrants to purchase an aggregate of 1,020,409 shares of common stock (referred to individually as a “Warrant” and collectively as the “2024 Warrants”). Each share of common stock and Pre-Funded Warrant was offered and sold, together with an accompanying 2024 Warrant at a combined price of $1.96 per share of common stock or Pre-Funded Warrant, as applicable, and the accompanying 2024 Warrant. Each Pre-Funded Warrant and 2024 Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.001 per share, in the case of Pre-Funded Warrants, or $1.84 per share, in the case of 2024 Warrants. The Pre-Funded Warrants expired upon full exercise in April 2024, and the 2024 Warrants expire five years from the date of issuance. The 2024 Offering closed on February 20, 2024. The Company received net proceeds of approximately $1.8 million (net of $0.2 million in issuance costs) in the 2024 Offering.

Note 10 – Capital Stock and Warrants, continued

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

On December 30, 2024, the Company filed a prospectus supplement for the issuance and sale of an additional $7.46 million in shares of common stock under the ATM Program. During January 2025, the Company sold 6,280,436 shares of its common stock under the ATM Program for net proceeds of approximately $7.0 million (net of commissions and other related offering expenses of approximately $0.4 million).

On January 6, 2025, the Company filed a prospectus supplement for the issuance and sale of an additional $6.6 million in shares of common stock under the ATM Program. During January and February 2025, the Company sold 10,303,969 shares of its common stock under the ATM Program for net proceeds of approximately $6.3 million (net of commissions and other related offering expenses of approximately $0.3 million) under this prospectus supplement.

On February 13, 2025, the Company filed a prospectus supplement for the issuance and sale of an additional $80.0 million in shares of common stock under the ATM Program. During the three months ended June 30, 2025, the Company sold 6,793,371 shares of its common stock for net proceeds of approximately $2.0 million (net of commissions and related offering expenses of approximately $0.1 million) under the ATM Program. During the six months ended June 30, 2025, the Company sold 8,912,271 shares of its common stock under the ATM Program for net proceeds of approximately $2.5 million (net of commissions and other related offering expenses of approximately $0.3 million) under the ATM Program. As of June 30, 2025, approximately $77.2 million in shares of common stock remained available for issuance under the ATM Program, subject to availability of authorized shares.

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

On March 11, 2025, the Company withdrew the Regulation A Offering. No sales of Units were made pursuant to the Regulation A Offering. The Company’s prepaid expenses and other current assets as of December 31, 2024 included approximately $0.3 million in prepaid financing expenses related to the Regulation A Offering. An additional $0.4 million in expenses related to the Regulation A Offering was recorded during the three months ended March 31, 2025. Upon termination of the Regulation A Offering, the Company recorded a one-time total write-off of $0.7 million as expenses related to an abandoned financing transaction during the three months ended March 31, 2025.

Note 10 – Capital Stock and Warrants, continued

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	June 30, 2025	June 30, 2024
RSUs outstanding	340,820	577,629
Warrants outstanding	1,432,909	1,432,909
Shares available for issuance under the 2017 Equity Inducement Plan	—	133,612
Shares available for issuance under the 2024 Equity Incentive Plan	2,345,081	233,570
Shares available for issuance under the Employee Stock Purchase Plan	—	17,166
Total	4,118,810	2,394,886

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

On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 100,000 shares. On March 28, 2024, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 121,510 shares. As of June 30, 2025, there are 38,262 RSUs granted and outstanding under the 2017 Equity Inducement Plan. No new equity award grants are to be issued from the 2017 Equity Inducement Plan.

2024 Equity Incentive Plan

On June 12, 2024, the Energous Corporation 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”) was approved by stockholders for the issuance of equity incentive awards to eligible participants, which replaced the following equity plans of the Company: (i) the 2013 Equity Incentive Plan, (ii) 2014 Non-Employee Equity Compensation Plan, (iii) the Performance Share Unit Plan and (iv) the 2017 Equity Inducement Plan (collectively, the “Prior Equity Plans”). All existing outstanding awards remain outstanding under the Prior Equity Plans, and an additional 456,000 shares of common stock were approved for issuance under the 2024 Equity Incentive Plan. On June 11, 2025, the Company’s stockholders approved an increase of the available share reserve under the 2024 Equity Incentive Plan by 2,000,000 shares.

As of June 30, 2025, there are 302,558 unvested RSUs outstanding under the 2024 Equity Incentive Plan. As of June 30, 2025, 2,345,081 shares of common stock remain available for issuance under the 2024 Equity Incentive Plan.

Note 11 – Stock-Based Compensation, continued

Stock Option Activity

No stock options were granted during the three or six months ended June 30, 2025 and 2024. There was no stock option activity during the three or six months ended June 30, 2025. As of June 30, 2025, there were no stock options outstanding, and the unamortized fair value of stock options was $0.

Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2025, the Compensation Committee granted directors an aggregate of 4,750 RSUs for service on the Board. These RSU awards vest on the one-year anniversary of the grant date.

During the three months ended March 31, 2025, the Board granted employees an aggregate of 63,000 RSUs, which vest over four years.

No RSU awards were granted during the three months ended June 30, 2025.

As of June 30, 2025, the unamortized fair value of outstanding RSUs was $0.3 million. The unamortized amount will be expensed over a weighted average period of 2.8 years. A summary of the activity related to RSUs for the six months ended June 30, 2025 is presented below:

		Weighted
		Average
		Grant
		Date Fair
	Total	Value
Outstanding as of January 1, 2025	538,506	$2.39
RSUs granted	67,750	0.46
RSUs vested	(112,988)	3.39
RSUs forfeited	(152,448)	1.40
Outstanding as of June 30, 2025	340,820	$2.12

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

The weighted average grant-date fair value of the purchase option for each designated share purchased under the ESPP was approximately $0 per share and $0.85 per share for the six months ended June 30, 2025 and 2024, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company did not recognize any compensation expense for the ESPP during the three and six months ended June 30, 2025. The Company recognized compensation expense for the ESPP of approximately $(16,000) and $3,000 for the three and six months ended June 30, 2024, respectively.

Note 11 – Stock-Based Compensation, continued

The Company estimated the fair value of ESPP purchase options granted during the six months ended June 30, 2024 using the Black-Scholes option pricing model. The fair values of ESPP purchase options granted were estimated using the following assumptions:

	For the six months ended June 30,
	2025	2024
Stock price	—	$1.83
Dividend yield	—	0%
Expected volatility	—	112%
Risk-free interest rate	—	5.26%
Expected life	—	6 months

Stock-Based Compensation Expense

The total amount of stock-based compensation was reflected within the statements of operations as (in thousands):

	Three Months Ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Research and development	$10	$52	$19	$159
Sales and marketing	61	70	123	150
General and administrative	26	21	49	108
Severance expense	—	—	16	130
Cost of revenue	—	—	1	—
Total	$97	$143	$208	$547

Note 12 – Warrant Liability

2023 Warrants

In March 2023, the Company issued 412,500 warrants to purchase up to 412,500 shares of its common stock. The 2023 Warrants have a six-year term and were exercisable upon issuance on March 28, 2023. Each 2023 Warrant was initially exercisable for one share of the Company’s common stock at a price of $8.00 per share. As of June 30, 2025, the exercise price was adjusted to $0.28 per share (subject to further adjustment in certain circumstances, including in the event of stock dividends and splits; recapitalizations; change of control transactions; and issuances or sales of, or agreements to issue or sell, shares of common stock or common stock equivalents at a price per share less than the then-applicable exercise price of the 2023 Warrants, including sales under the ATM Program, the “Exercise Price”).

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

Note 12 – Warrant Liability, continued

The Company accounted for the 2023 Warrants in accordance with the derivative guidance contained in ASC 815-40, as the warrants did not meet the criteria for equity treatment. The Company believes that the adjustments to the Exercise Price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the 2023 Warrants are not eligible for an exception from derivative accounting. As such, the 2023 Warrants were initially measured at fair value and recorded as a liability in the amount of $3.1 million. As of June 30, 2025, all 2023 Warrants were outstanding, and the fair value of the warrant liability was $0.1 million. The Company recorded a change in fair value of the warrant liability of a decrease of $0 million and $0.3 million for the three and six months ended June 30, 2025, respectively. The Company recorded a change in fair value of the warrant liability of a decrease of $0.3 million for both the three and six months ended June 30, 2024.

Note 13 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Balance as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$8,662	$—	$—	$8,662
Liabilities:
Warrant liability	$—	$—	$91	$91

	Balance as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,353	$—	$—	$1,353
Liabilities:
Warrant liability	$—	$—	$358	$358

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

Note 13 – Fair Value Measurements, continued

The key inputs into the Monte Carlo simulation model for the 2023 Warrants are as follows:

	As of June 30, 2025	As of December 31, 2024
Share price	$0.27	$1.01
Exercise price	$0.28	$0.30
Term (in years)	3.75	4.24
Volatility	110%	90%
Risk-free rate	3.7%	4.3%
Dividend yield	0%	0%

The change in the fair value of the 2023 Warrant liability was a decrease of $0.3 million during the six months ended June 30, 2025. The change in fair value of the 2023 Warrant liability was $0.3 million during the six months ended June 30, 2024 (see Note 12 – Warrant Liability).

	For the six months ended June 30,
	2025	2024
Beginning value	$358	$620
Change in value of warrant liability	(267)	(254)
Ending value	$91	$366

Note 14 – Customer Concentrations

Two customers accounted for approximately 94% of the Company’s revenue for the three months ended June 30, 2025, and two customers accounted for approximately 88% of the Company’s revenue for the six months ended June 30, 2025. Two customers accounted for approximately 87% of the Company’s revenue for the three months ended June 30, 2024, and three customers accounted for 78% of the Company’s revenue for the six months ended June 30, 2024. Two customers accounted for approximately 89% of the Company’s accounts receivable balance as of June 30, 2025, and two customers accounted for approximately 99% of the Company’s accounts receivable balance as of December 31, 2024.

Note 15 – Subsequent Events

From July 1, 2025 to July 28, 2025, the Company settled sales of 4,400,169 shares of common stock for net proceeds of approximately $1.7 million under the ATM Program.

On July 7, 2025, the Company made an early pay off its short-term debt with Agile Capital Funding, LLC and Agile Lending, LLC (see Note 9 – Short-term Debt, Agile Subordinated Loan Agreement). No further obligations are due under this loan agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation d/b/a Energous Wireless Power Solutions, a Delaware corporation. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “would,” “should,” “could,” “seek,” “intend,” “plan,” “continue,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations with respect to future financings; expectations for revenues, liquidity, cash flows and financial performance; expectations regarding repayment of our Term Loan (defined below); and expectations regarding the release of additional wireless power-enabled products. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements relate to the future and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to develop commercially feasible technology or commercialize such technology; timing of customer implementations of our technology in consumer products; timing and receipt of regulatory approvals in the United States and internationally; our ability to find and maintain contract manufacturing partners; market acceptance of our technology; competition in our industry; our ability to protect our intellectual property; our ability to maintain or improve our financial position, cash flows, and liquidity and our expected financial needs; and other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis sections of our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q, including this Report. We undertake no obligation to publicly update any of our forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

We have developed scalable, over-the-air Wireless Power Network (“WPN”) technology that integrates advanced semiconductor chipsets, software controls, hardware designs, and antenna systems to enable radio frequency (“RF”)-based charging for Internet of Things (“IoT”) devices. Our WPN technology provides a comprehensive suite of capabilities designed to power the next generation of wireless energy networks, seamlessly delivering power and data across diverse, battery-free device ecosystems. This innovation enhances operational visibility, control, and intelligent business automation.

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

Nasdaq Market Compliance

As previously reported. on August 29, 2024, we received a notification letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) advising that for 30 consecutive trading days preceding the date of the notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). We were provided an initial 180 calendar days, or until February 25, 2025, to regain compliance with the Bid Price Rule. On February 27, 2025, we received a letter from the Staff granting an additional 180 calendar days, or until August 25, 2025, to regain compliance with Bid Price Rule. The Nasdaq determination to grant the second compliance period was based on our compliance with the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the Bid Price Rule, and written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. To regain compliance with the Big Price Rule, our common stock must close at or above $1.00 per share for a minimum of ten consecutive business days at any time during the second 180-day compliance period, or August 25, 2025.

At our 2025 Annual Meeting of Stockholders held on June 11, 2025, our stockholders approved a proposal for an amendment to the our second amended and restated certificate of incorporation, as amended, to effect a reverse stock split of our common stock at a ratio ranging from any whole number between 1-for-5 and 1-for-50, as determined by the Board of Directors in its discretion.

Subject to market conditions, our Board of Directors may need to implement a reverse stock split prior to August 25, 2025 in order to regain compliance with the Bid Price Rule.

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

Going Concern. Accounting Standards Codification (“ASC”) 205-40 Presentation of Financial Statements - Going Concern, requires management to assess our ability to continue as a going concern. In accordance with this guidance, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have determined that there was substantial doubt about our ability to continue as a going concern, but it was alleviated based on financing received in 2025, as well as current operating levels and further cost reductions implemented in the first and second quarters of 2025. We anticipate cash flows generated from operations and our cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months.

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

We record revenue associated the sales of products, such as PowerBridge transmitter systems, and with product development projects that we enter into with certain customers. For the sales of products, we generally records revenue upon shipment of the products. For product development projects that are complex, and we do not have certainty about our ability to achieve the project milestones. The achievement of a milestone is dependent on our performance obligation and requires acceptance by the customer. We recognize this revenue at the point in time at which the performance obligation is met. The payment associated with achieving the performance obligation is generally commensurate with our effort or the value of the deliverable and is nonrefundable. Any deferred revenue is recognized upon achievement of the performance obligation or expiration of a support agreement.

During the three months ended June 30, 2025, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Comparison of Three Months Ended June 30, 2025 and 2024

The following table sets forth selected Condensed Statements of Operations data (in thousands):

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Revenue	$975	$46	$929	2,020%
Cost of revenue	637	122	515	422%
Gross profit (loss)	338	(76)	414	545%
Operating expenses:
Research and development	1,100	2,299	(1,199)	(52)%
Sales and marketing	704	819	(115)	(14)%
General and administrative	1,286	1,726	(440)	(25)%
Severance expense	23	(269)	292	109%
Expenses from abandoned financing transaction	5	—	5	100%
Total operating expenses	3,118	4,575	(1,457)	(32)%
Loss from operations	(2,780)	(4,651)	1,871	40%
Other income (expense), net:
Change in fair value of warrant liability	—	336	(336)	(100)%
Interest income (expense), net	(7)	57	(64)	(112)%
Loss on retirement of property and equipment	(1)	—	(1)	(100)%
Total other income (expense), net	(8)	393	(401)	(102)%
Net loss	$(2,788)	$(4,258)	$1,470	35%

Revenue. During the three months ended June 30, 2025 and 2024, we recorded revenue of $1.0 million and $46,000, respectively. The 2,020% year over year increase is primarily due to the expansion of commercial applications with multinational enterprise retailers deploying our WPN technology in connection with their infrastructure modernization initiatives.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative, severance expense and expenses from the abandoned financing transaction. Loss from operations for the three months ended June 30, 2025 and 2024 were $2.8 million and $4.7 million, respectively.

Cost of Revenue:

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Cost of revenue	$637	$122	$515	422%
Percent of total revenue	65%	265%

Cost of revenue was $0.6 million and $0.1 million, respectively, for the three months ended June 30, 2025 and 2024. The increase is primarily due to higher sales volume of PowerBridge Pro transmitters that were shipped during the second quarter of 2025. With the ramp up of our volume manufacturing during the first and second quarters of 2025 and other strategic efforts made to optimize operations, product margins improved significantly, transitioning from a gross loss in 2024 of $76,000 to a gross profit in 2025 of approximately $0.3 million, representing a 545% year over year improvement in gross profit for the same quarter last year.

Research and Development Costs:

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Research and development	$1,100	$2,299	$(1,199)	(52)%
Percent of total revenue	113%	4,998%

Research and development costs were $1.1 million and $2.3 million, respectively, for the three months ended June 30, 2025 and 2024. The decrease of $1.2 million is primarily due to a $0.6 million decrease in engineering components, circuit boards and software, a $0.4 million decrease in payroll costs and a $42,000 decrease in stock-based compensation.

Sales and Marketing Costs:

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Sales and marketing	$704	$819	$(115)	(14)%
Percent of total revenue	72%	1,780%

Sales and marketing costs for the three months ended June 30, 2025 and 2024 were $0.7 million and $0.8 million, respectively. The decrease of $0.1 million is primarily due to a $0.2 million decrease in public relations and consulting fees, partially offset by a $0.1 million increase in payroll costs.

General and Administrative Expenses:

	For the three months ended June 30,
	2025	2024	$ Change	% Change
General and administrative	$1,286	$1,726	$(440)	(25)%
Percent of total revenue	132%	3,752%

General and administrative costs for the three months ended June 30, 2025 and 2024 were $1.3 million and $1.7 million, respectively. The decrease of $0.4 million is primarily due to a $0.2 million decrease in legal fees and a $0.2 million decrease in annual meeting-related expenses, partially offset by a $0.1 million increase in payroll costs accrued as a result of key milestones achieved in the second quarter of 2025 under the 2025 Bonus Plan.

Severance Expense:

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Severance expense	$23	$(269)	$292	109%
Percent of total revenue	2%	(585)%

Severance expense for the three months ended June 30, 2025 and 2024 was $23,000 and $(0.3) million, respectively. Severance expense for the three months ended June 30, 2025 was related to separation with certain non-executive employees. The credit during the three months ended June 30, 2024 was a result of the finalization of the negotiated settlement and payroll taxes for our former CEO.

Expenses from Abandoned Financing Transaction:

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Expenses from abandoned financing transaction	$5	$—	$5	100%
Percent of total revenue	1%	0%

Expenses related to our abandoned financing transaction were $5,000 for the three months ended June 30, 2025, primarily attributable to our decision to terminate the previously announced convertible preferred equity offering under Regulation A. There was no such expense during the three months ended June 30, 2024.

Other income (expense), net:

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Change in fair value of warrant liability	$—	$336	$(336)	(100)%
Interest income (expense), net	(7)	57	(64)	(112)%
Loss on retirement of fixed asset	(1)	—	(1)	(100)%
Total other income (expense), net	$(8)	$393	$(401)	(102)%

Other income resulting from the change in fair value of the warrant liability was $0 for the three months ended June 30, 2025, compared to $0.3 million in income for the three months ended June 30, 2024. The change during the three months ended June 30, 2024 is due to a lower market value of our common stock.

Net interest expense for the three months ended June 30, 2025 was $7,000, as we incurred $97,000 in interest expense from a short-term loan, partially offset by $89,000 in interest earned from our money market account. Interest income for the three months ended June 30, 2024 was $62,000 from interest earned on our money market account, and we had approximately $5,000 in interest expense from a short-term loan.

Net Loss. As a result of the above, net loss for the three months ended June 30, 2025 was $2.8 million as compared to $4.3 million for the three months ended June 30, 2024.

Comparison of Six Months Ended June 30, 2025 and 2024

The following table sets forth selected Condensed Statements of Operations data (in thousands):

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Revenue	$1,318	$110	$1,208	1,098%
Cost of revenue	887	231	656	284%
Gross profit (loss)	431	(121)	552	456%
Operating expenses:
Research and development	2,292	4,488	(2,196)	(49)%
Sales and marketing	1,293	1,692	(399)	(24)%
General and administrative	2,181	3,721	(1,540)	(41)%
Severance expense	395	1,294	(899)	(69)%
Expenses from abandoned financing transaction	661	—	661	100%
Total operating expenses	6,822	11,195	(4,373)	(39)%
Loss from operations	(6,391)	(11,316)	4,925	44%
Other income (expense), net:
Change in fair value of warrant liability	267	254	13	5%
Interest income (expense), net	(29)	205	(234)	(114)%
Loss on retirement of property and equipment	(1)	—	(1)	(100)%
Total other income, net	237	459	(222)	(48)%
Net loss	$(6,154)	$(10,857)	$4,703	43%

Revenue. During the six months ended June 30, 2025 and 2024, we recorded revenue of $1.3 million and $0.1 million, respectively. The 1,098% year over year increase is primarily due to the expansion of commercial applications with multinational enterprise retailers deploying our WPN technology in connection with their infrastructure modernization initiatives.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative, severance expense and expenses from the abandoned financing transaction. Loss from operations for the six months ended June 30, 2025 and 2024 were $6.4 million and $11.3 million, respectively.

Cost of Revenue:

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Cost of revenue	$887	$231	$656	284%
Percent of total revenue	67%	210%

Cost of revenue was $0.9 million and $0.2 million, respectively, for the six months ended June 30, 2025 and 2024. The increase is primarily due to higher sales volume of PowerBridge Pro transmitters that were shipped during the first and second quarters of 2025. With the ramp up of our volume manufacturing during the first and second quarters of 2025 and other strategic efforts made to optimize operations, product margins improved significantly, transitioning from a gross loss in 2025 of $0.1 million to a gross profit in 2025 of approximately $0.4 million, representing a 456% year over year improvement in gross profit.

Research and Development Costs:

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Research and development	$2,292	$4,488	$(2,196)	(49)%
Percent of total revenue	174%	4,080%

Research and development costs were $2.3 million and $4.5 million, respectively, for the six months ended June 30, 2025 and 2024. The decrease of $2.2 million is primarily due to a $1.1 million in payroll costs from a lower headcount within the department, a $0.9 million decrease in engineering components, circuit boards and software and a $0.1 million decrease in stock-based compensation.

Sales and Marketing Costs:

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Sales and marketing	$1,293	$1,692	$(399)	(24)%
Percent of total revenue	98%	1,538%

Sales and marketing costs for the six months ended June 30, 2025 and 2024 were $1.3 million and $1.7 million, respectively. The decrease of $0.4 million is primarily due to a $0.3 million decrease in public relations, consulting and recruiting fees and a $0.1 million decrease in marketing, promotional and tradeshow expenses.

General and Administrative Expenses:

	For the six months ended June 30,
	2025	2024	$ Change	% Change
General and administrative	$2,181	$3,721	$(1,540)	(41)%
Percent of total revenue	165%	3,383%

General and administrative costs for the six months ended June 30, 2025 and 2024 were $2.2 million and $3.7 million, respectively. The decrease of $1.5 million is primarily due to a $0.7 million decrease in legal fees, a $0.3 million decrease in annual meeting-related expenses, a $0.3 million decrease in consulting, investor relations, recruiting and third-party services, a $0.1 million decrease in insurance premiums and a $0.1 million decrease in stock-based compensation, partially offset by a $0.1 million increase in payroll costs accrued as a result of key milestones achieved in the second quarter of 2025 under the 2025 Bonus Plan.

Severance Expense:

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Severance expense	$395	$1,294	$(899)	(69)%
Percent of total revenue	30%	1,176%

Severance expense for the six months ended June 30, 2025 and 2024 was $0.4 million and $1.3 million, respectively. Severance expense for the six months ended June 30, 2025 was related to separation with certain non-executive employees. The severance expense for the six months ended June 30, 2024 was primarily due to the departure of our former CEO during 2024 for which $1.2 million in severance expense was recorded.

Expenses from Abandoned Financing Transaction:

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Expenses from abandoned financing transaction	$661	—	$661	100%
Percent of total revenue	50%	0%

Expenses related to our abandoned financing transaction were $0.7 million for the six months ended June 30, 2025, primarily attributable to our decision to terminate the previously announced convertible preferred equity offering under Regulation A. There was no such expense during the six months ended June 30, 2024.

Other income (expense), net:

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Change in fair value of warrant liability	$267	$254	$13	5%
Interest income (expense), net	(29)	205	(234)	114%
Loss on retirement of fixed asset	(1)	—	(1)	(100)%
Total other income, net	$237	$459	$(222)	(48)%

Other income resulting from the change in fair value of the warrant liability was $0.3 million for the six months ended June 30, 2025, consistent with $0.3 million for the six months ended June 30, 2024.

Net interest expense for the six months ended June 30, 2025 was $29,000, as we incurred $284,000 in interest expense from a short-term loan, partially offset by $255,000 in interest earned from our money market account. Interest income for the six months ended June 30, 2024 was $209,000 from interest earned on our money market account, offset by $4,000 in interest expense.

Net Loss. As a result of the above, net loss for the six months ended June 30, 2025 was $6.2 million as compared to $10.9 million for the six months ended June 30, 2024.

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

During the three months ended June 30, 2025, we sold 6,793,371 shares of our common stock under the ATM Program for net proceeds of approximately $2.0 million (net of commissions and other related offering expenses of approximately $0.1 million). During the six months ended June 30, 2025, we sold 25,496,676 shares of our common stock under the ATM Program for net proceeds of approximately $15.8 million (net of commissions and other related offering expenses of approximately $1.0 million). As of June 30, 2025, approximately $77.2 million in shares of common stock remained available for issuance under the ATM Program, subject to availability of authorized shares.

From July 1, 2025 through July 28, 2025, we settled sales of 4,400,469 shares of common stock for net proceeds of approximately $1.7 million under the ATM Program.

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

Effective November 5, 2024, we entered into an amended subordinated business loan agreement with the Lender (the “Amended Loan Agreement”) to refinance the Original Term Loan. The Amended Loan Agreement provided for a new term loan of $997,000, with the ability to receive additional term loans of up to $1.6 million, subject to certain conditions (such new loans, the “New Term Loan”). Principal and interest on the New Term Loan in the aggregate amount of $1,415,740 was repaid in weekly payments of approximately $39,000 and was fully repaid before the maturity date of July 17, 2025 on July 7, 2025. The proceeds of the New Term Loan were used to repay in full the Original Term Loan, which had a settlement value of $648,000 on November 5, 2024. The New Term Loan was expressly subordinated to our obligations on certain senior indebtedness of the Company as provided in the Amended Loan Agreement. As of June 30, 2025, we owed approximately $0.1 million on the “Amended Loan Agreement.”

On July 7, 2025, we paid off all outstanding amounts owed to the Lender. There are no further obligations under the Amended Loan Agreement.

Liquidity and Capital Resources

During the six months ended June 30, 2025 and 2024, we recorded revenue of $1.3 million and $0.1 million, respectively. We incurred net losses of $6.2 million and $10.9 million for the six months ended June 30, 2025 and 2024, respectively. Net cash used in operating activities was $7.5 million and $10.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had cash and cash equivalents of $8.7 million. We are currently meeting our liquidity requirements through the proceeds of the ATM Program (as defined above) that raised net proceeds of $15.8 million during the six months ended June 30, 2025.

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

Based on current operating levels and further cost reductions implemented during the first half of 2025, the Company believes it has sufficient cash on hand and access to capital to fund operations for the next 12 months.

Cash Flows

Operating Activities - During the six months ended June 30, 2025, cash flows used in operating activities were $7.5 million, consisting of a net loss of $6.2 million, less adjustments to reconcile net loss to net cash used in operating activities aggregating $0.1 million (principally stock-based compensation of $0.2 million and depreciation and amortization and amortization of short-term loan fees totaling approximately $0.1 million, partially offset by a change in fair value of warrant liability of $0.3 million), a $1.1 million decrease in accounts payable, a $0.6 million increase in accounts receivable, a $0.3 million decrease in operating lease liabilities and a $0.2 million increase in inventory, partially offset by a $0.4 million decrease in operating lease right-of-use assets and a $0.3 million decrease in prepaid expenses and other current assets.

During the six months ended June 30, 2024, cash flows used in operating activities were $10.8 million, consisting of a net loss of $10.9 million, less adjustments to reconcile net loss to net cash used in operating activities aggregating $0.4 million (principally stock-based compensation of $0.5 million, depreciation and amortization of $0.1 million, partially offset by a change in fair value of warrant liability of $0.3 million), a $0.3 million decrease in accrued expenses, a $0.1 million increase in inventory and a $0.1 million decrease in accounts payable, partially offset by a $0.1 million decrease in prepaid expenses and other current assets.

Investing Activities - During the six months ended June 30, 2025 and 2024, cash flows used in investing activities were $37,000 and $58,000, respectively. A small amount of hardware and equipment was purchased during each period.

Financing Activities - During the six months ended June 30, 2025, cash flows provided by financing activities were $14.9 million, which primarily consisted of $15.8 million in net proceeds from the sale of shares of our common stock under the ATM Program, partially offset by $0.8 million in repayments of a short-term loan and $0.1 million in repayments of financed insurance. During the six months ended June 30, 2024, cash flows provided by financing activities were $1.8 million, which primarily consisted of $1.8 million in net proceeds from a registered direct offering that included the sale of common stock, pre-funded warrants and warrants.

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

Based on the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our interim principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to claims and legal actions arising in the ordinary course of business from time to time. We are not currently party to any pending legal proceedings that we believe will have a material adverse effect on our business, financial condition or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Second Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 11, 2025).

10.1	Energous Corporation Amended and Restated 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2025).

31.1†	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
†	Filed herewith.
+	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGOUS CORPORATION
(Registrant)

Date: July 31, 2025	By:	/s/ Mallorie Burak
		Name:	Mallorie Burak
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)