Form 10-Q
period 2025-09-30
Energous Corp
filed 2025-11-13
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of November 10, 2025, there were 2,175,137 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	September 30, 2025	December 31, 2024
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$12,898	$1,353
Accounts receivable, net	1,241	78
Inventory	1,237	498
Prepaid expenses and other current assets	1,204	983
Total current assets	16,580	2,912

Property and equipment, net	287	356
Operating lease right-of-use assets	970	527
Total assets	$17,837	$3,795
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,280	$1,852
Accrued expenses	1,506	1,135
Accrued severance expense	—	28
Warrant liability	—	358
Operating lease liabilities, current portion	455	668
Short-term loan payable, net	139	818
Deferred revenue	16	13
Total current liabilities	3,396	4,872

Operating lease liabilities, non-current portion	715	—
Total liabilities	4,111	4,872

Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued or outstanding as of September 30, 2025 and December 31, 2024.	—	—
Common Stock, $0.00001 par value, 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 1,824,844 and 452,533 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	1	1
Additional paid-in capital	422,432	399,362
Accumulated deficit	(408,707)	(400,440)
Total stockholders’ equity (deficit)	13,726	(1,077)
Total liabilities and stockholders’ equity (deficit)	$17,837	$3,795

(1)	The condensed balance sheet as of December 31, 2024 was derived from the audited balance sheet as of that date.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-30 reverse stock split effected in August 2025, as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,272	$230	$2,590	$340
Cost of revenue	814	306	1,701	537
Gross profit (loss)	458	(76)	889	(197)
Operating expenses:
Research and development	897	1,468	3,189	5,956
Sales and marketing	499	699	1,792	2,391
General and administrative	1,245	1,255	3,426	4,976
Severance expense	8	83	403	1,377
Expenses from abandoned financing transaction	—	—	661	—
Total operating expenses	2,649	3,505	9,471	14,700
Loss from operations	(2,191)	(3,581)	(8,582)	(14,897)
Other income, net:
Change in fair value of warrant liability	(10)	159	257	413
Interest income, net	88	10	59	215
Loss on retirement of property and equipment	—	—	(1)	—
Total other income, net	78	169	315	628
Net loss	$(2,113)	$(3,412)	$(8,267)	$(14,269)
Basic and diluted loss per common share	$(1.31)	$(14.98)	$(6.61)	$(66.40)
Weighted average shares outstanding, basic and diluted	1,610,246	227,810	1,251,192	214,883

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-30 reverse stock split effected in August 2025, as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2025	452,533	$1	$399,362	$(400,440)	$(1,077)
Stock-based compensation - restricted stock units (“RSUs”)	—	—	111	—	111
Issuance of shares for RSUs	1,315	—	—	—	—
Shares issued to vendor for services	2,500	—	25	—	25
Issuance of shares in an at-the-market (“ATM”) placement, net of $940 in issuance costs	623,440	—	13,803	—	13,803
Net loss	—	—	—	(3,366)	(3,366)
Balance as of March 31, 2025	1,079,788	1	413,301	(403,806)	9,496
Stock-based compensation – RSUs	—	—	97	—	97
Issuance of shares for RSUs	2,451	—	—	—	—
Issuance of shares in an ATM placement, net of $107 in issuance costs	226,446	—	1,969	—	1,969
Net loss	—	—	—	(2,788)	(2,788)
Balance as of June 30, 2025	1,308,685	1	415,367	(406,594)	8,774
Stock-based compensation – RSUs	—	—	40	—	40
Issuance of shares for RSUs	59	—	—	—	—
Warrants exercised	47,764	—	364	—	364
Reclassification of warrant liability upon warrant exercise	—	—	101	—	101
Pre-funded warrants exercised	115,347	—	—	—	—
Issuance of shares in a sale of common stock, pre-funded warrants and warrants, net of $520 in issuance costs	120,000	—	4,116	—	4,116
Issuance of shares in an ATM placement, net of $104 in issuance costs	232,989	—	2,444	—	2,444
Net loss	—	—	—	(2,113)	(2,113)
Balance as of September 30, 2025	1,824,844	$1	$422,432	$(408,707)	$13,726

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2024	182,380	$1	$393,539	$(382,042)	$11,498
Stock-based compensation - options	—	—	72	—	72
Stock-based compensation - RSUs	—	—	313	—	313
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	19	—	19
Issuance of shares for RSUs	557	—	—	—	—
Proceeds from contributions to the ESPP	—	—	36	—	36
Issuance of shares in an ATM placement, net of $2 in issuance costs	930	—	47	—	47
Issuance of shares in a sale of common stock, pre-funded warrants and warrants, net of $230 in issuance costs	19,000	—	1,770	—	1,770
Net loss	—	—	—	(6,599)	(6,599)
Balance as of March 31, 2024	202,867	1	395,796	(388,641)	7,156
Stock-based compensation – RSUs	—	—	159	—	159
Stock-based compensation – ESPP	—	—	(16)	—	(16)
Issuance of shares for RSUs	477	—	—	—	—
Proceeds (refunds) from contributions to the ESPP	125	—	(33)	—	(33)
Pre-funded warrants exercised	15,014	—	—	—	—
Net loss	—	—	—	(4,258)	(4,258)
Balance as of June 30, 2024	218,483	1	395,906	(392,899)	3,008
Stock-based compensation - RSUs	—	—	128	—	128
Stock-based compensation - ESPP	—	—	1	—	1
Issuance of shares for RSUs	91	—	—	—	—
Proceeds from contributions to the ESPP	—	—	5	—	5
Issuance of shares in an ATM placement, net of $234 in issuance costs	40,573	—	704	—	704
Net loss	—	—	—	(3,412)	(3,412)
Balance as of September 30, 2024	259,147	$1	$396,744	$(396,311)	$434

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-30 reverse stock split effected in August 2025, as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,267)	$(14,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111	148
Stock-based compensation	248	676
Accrued interest	20	—
Amortization of short-term loan fees	39	—
Change in fair value of warrant liability	(257)	(413)
Loss on retirement of property and equipment	1	—
Changes in operating assets and liabilities:
Accounts receivable	(1,163)	(50)
Inventory	(739)	(307)
Prepaid expenses and other current assets	87	28
Operating lease right-of-use (“ROU”) assets	478	489
Accounts payable	(572)	(341)
Accrued expenses	421	(298)
Accrued severance expense	(28)	(97)
Operating lease liabilities	(394)	(441)
Deferred revenue	3	(16)
Net cash used in operating activities	(10,012)	(14,891)
Cash flows from investing activities:
Purchases of property and equipment	(43)	(123)
Net cash used in investing activities	(43)	(123)
Cash flows from financing activities:
Repayments of short-term loan	(873)	—
Payments for financed insurance premiums	(223)	—
Net proceeds from exercise of warrant liability	364	—
Net proceeds from an ATM offering	18,216	751
Net proceeds from a sale of common stock and warrant issuance	4,116	1,770
Proceeds from contributions to the ESPP	—	8
Net cash provided by financing activities	21,600	2,529
Net increase (decrease) in cash, cash equivalents and restricted cash	11,545	(12,485)
Cash, cash equivalents and restricted cash - beginning	1,353	13,936
Cash, cash equivalents and restricted cash - ending	$12,898	$1,451

Supplemental disclosure of cash flow information:
Interest paid	$274	$—
Supplemental disclosure of non-cash investing and financing activities:
Decrease in operating lease ROU assets and operating lease liabilities from lease amendment	$—	$51
Increase in operating lease ROU assets and operating lease liabilities from lease modification	$896	$5
Decrease in ROU assets from shares issued to landlord	$25	$—
Accrued interest in short-term loan payable	$70	$—
Reclassification of warrant liability to equity upon warrant exercise	$101	$—
Financing of insurance premiums	$308	$—

The accompanying notes are an integral part of these condensed financial statements.

ENERGOUS CORPORATION

Notes to the Condensed Financial Statements

Note 1 - Business Organization, Nature of Operations

Description of Business

Energous Corporation d/b/a Energous Wireless Power Solutions (the “Company”) has developed scalable, over-the-air Wireless Power Network (“WPN”) technology that integrates advanced semiconductor chipsets, software controls, hardware designs, and antenna systems to enable radio frequency (“RF”)-based charging for ambient Internet of Things (“ambient IoT”) devices. The Company’s WPN technology provides a comprehensive suite of capabilities designed to power the next generation of wireless energy networks, seamlessly delivering power and data across diverse, battery-free device ecosystems. This innovation enhances operational visibility, control, and intelligent business automation.

With a patent portfolio exceeding 250 patents, the Company’s solutions support both near-field and at-a-distance wireless charging, supplying power at multiple levels across varying distances, as well as expertise in advanced receiver technology. By enabling continuous wireless power transmission, the Company’s transmitter and receiver technologies facilitate the use of battery-free ambient IoT devices, transforming asset and inventory tracking across multiple industries. Key applications include retail sensors, electronic shelf labels, asset trackers, air quality monitors, motion detectors, and other smart monitoring solutions.

To date, the Company has developed and released multiple transmitter and receiver solutions. The Company’s transmitters vary in form factor, power specifications, and operating frequencies, while the Company’s receivers are engineered to support a wide range of wireless charging applications across multiple device categories. including:

Device Type	Application
RF Tags	Cold Chain, Asset Tracking, Medical IoT
Ambient IoT Sensors	Cold Chain, Logistics, Asset Tracking
Electronic Shelf Labels	Retail and Industrial IoT

The first WPN-enabled end product featuring the Company’s technology entered the market in 2019. In the fourth quarter of 2021, the Company commenced shipments of its first at-a-distance wireless PowerBridge transmitter systems for commercial IoT applications and proof-of-concept deployments. In the second quarter of 2025, the Company introduced its battery-free e-Sense tag and e-Compass software platform, establishing the first end-to-end wireless power platform for the ambient IoT.

Reverse Stock Split

At the Company’s 2025 annual meeting of stockholders held on June 11, 2025, the Company’s stockholders approved a proposal to effect a reverse stock split of the Company’s common stock by a ratio not to exceed 1-for-50.

On August 7, 2025, the Company announced that its Board of Directors (“the Board”) had determined to set the reverse stock split ratio at 1-for-30 and that the Company’s common stock would begin trading at the split-adjusted price beginning August 11, 2025. Upon effectiveness of the reverse stock split, every thirty shares of issued and outstanding common stock held were combined into one share of common stock. No fractional shares were distributed as a result of the reverse stock split and stockholders were entitled to a cash payment in lieu of fractional shares. Additionally, the par value of the Company’s common stock did not change.

All information presented herein, unless otherwise indicated herein, reflects the 1-for-30 reverse stock split of the Company’s outstanding shares of common stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such reverse stock split.

Note 2 – Liquidity and Management Plans

During the three and nine months ended September 30, 2025, the Company recorded revenue of $1.3 million and $2.6 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded net losses of $2.1 million and $8.3 million, respectively. Net cash used in operating activities was $10.0 million for the nine months ended September 30, 2025.

As of September 30, 2025, the Company had cash and cash equivalents of $12.9 million. The Company is currently meeting its liquidity requirements through the collection of accounts receivable, supplemented by the exercise of warrants and proceeds of securities offerings, including sales through the ATM Program (as defined in Note 10 – Capital Stock and Warrants) and the recent sale of stock, warrants and pre-funded warrants in September 2025. Such sale of common stock, warrants and pre-funded warrants generated aggregate net proceeds of $4.1 million during the nine months ended September 30, 2025, excluding the ATM Program. The ATM Program generated aggregate net proceeds of $18.2 million during the nine months ended September 30, 2025. Based on current operating levels and further cost reductions implemented during the first nine months of 2025, the Company believes it has sufficient cash on hand and access to capital to fund operations for the next 12 months.

As the Company gains traction in the market with its new technology and continues to invest capital in transitioning and scaling the business from research and development of new technologies to commercial production, there can be no assurance that its available resources and revenue generated from its business operations will be sufficient to sustain its operations, as adoption of this emerging technology by enterprise customers may take longer than expected. Accordingly, the Company may decide to pursue additional financing, which could include offerings of equity or debt securities, bank financing, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that the Company would find acceptable, or at all. If the Company is unsuccessful in implementing this plan, the Company will be required to make further cost and expense reductions or modifications to its on-going operations and strategic plans.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025, or for other future periods.

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

Reclassifications

Certain reclassifications have been made to the fiscal year 2024 condensed financial statements to conform to the 2025 presentation. The Company reclassified certain expenses between research and development and general and administrative expenses. The amounts were not considered material to the condensed financial statements. The reclassifications had no impact on total assets, total liabilities, stockholders’ equity (deficit) or net loss.

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

The Company’s revenue consists of its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the three and nine months ended September 30, 2025, the Company recognized $1.3 million and $2.6 million in revenue, respectively. During the three and nine months ended September 30, 2024, the Company recognized $0.2 million and $0.3 million in revenue, respectively.

Note 3 – Summary of Significant Accounting Policies, continued

The Company records revenue associated with the sales of products, such as PowerBridge transmitter systems and with product development projects that it enters into with certain customers. For the sales of products, the Company generally records revenue upon shipment of the products or after the terms of any applicable return policy have elapsed. In general, the product development projects are complex, and the Company does not have certainty about its ability to achieve the project milestones. The achievement of a milestone is dependent on the Company’s performance obligation and requires acceptance by the customer. The Company recognizes this revenue at the point in time at which the performance obligation is met. The payment associated with achieving the performance obligation is generally commensurate with the Company’s effort or the value of the deliverable and is nonrefundable. Any deferred revenue is recognized upon achievement of the performance obligation or expiration of a support agreement.

Shipping and Handling

The Company reflects the cost of shipping its products to customers as a cost of revenue. Reimbursements received from customers for freight costs are recognized as product revenue.

Accounts Receivable

The Company reviews its receivables for collectibility based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company did not record a provision for credit losses on its accounts receivable as of September 30, 2025 and December 31, 2024.

The Company follows ASC Topic 310, “Receivables,” to account for transactions related to factoring accounts receivable. The Company did not have a factoring agreement during the three and nine months ended September 30, 2025 and 2024.

Inventory

Inventory is stated at the lower of cost or net realizable value. Net realizable value is calculated at the end of each reporting period and adjustment, if needed, is made. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the new cost basis.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $0.9 million and $3.2 million during the three and nine months ended September 30, 2025, respectively. The Company incurred research and development costs of $1.5 million and $6.0 million during the three and nine months ended September 30, 2024, respectively.

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

Under the Energous Corporation ESPP, employees purchased a limited number of shares of the Company’s common stock at a 15% discount from the lower of the closing market prices measured on the first and last days of each half-year period. The Company recognized stock-based compensation expense for the fair value of the purchase options, as measured on the grant date. The Company discontinued the ESPP as of January 21, 2025.

Note 3 – Summary of Significant Accounting Policies, continued

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes” (“Topic 740”). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the years in which those tax assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

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

The Company accounts for uncertain tax position in accordance with Topic 740. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The guidance from Topic 740 also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other provisions, this act includes permanently extending and modifying certain expiring provisions of the 2017 Tax Cuts and Jobs Act and immediate expensing of domestic research and development expenses. The Company is evaluating the impact of these provisions and does not expect the OBBBA to have a material impact on its consolidated financial statements.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants (using the treasury stock method) and the vesting of RSUs. The computation of diluted loss per share excludes potentially dilutive securities of 688,726 shares and 65,007 shares for the three and nine months ended September 30, 2025 and 2024, respectively, as outlined in the table below, because their inclusion would be anti-dilutive.

	For the three and nine months ended September 30,
	2025	2024
Warrants issued to investors	677,428	47,764
RSUs	11,298	17,243
Total potentially dilutive securities	688,726	65,007

For the three and nine months ended September 30, 2025, the table above includes 633,111 warrants expiring on September 10, 2030, which have an exercise price of $7.79 per share, and 44,317 warrants expiring on September 10, 2030, which have an exercise price of $9.90 per share. For the three and nine months ended September 30, 2024, the table above includes 34,014 warrants expiring on February 20, 2029, which, as of September 30, 2024, an exercise price of $55.20 per share and 13,750 warrants expiring on March 28, 2029, which, as of September 30, 2024, had an exercise price of $16.80 per share.

The weighted average number of common shares outstanding as of September 30, 2025, includes the weighted average effect of the 465,347 pre-funded warrants issued in connection with a registered direct offering the Company entered into on September 11, 2025 (see Note 10 – Capital Stock and Warrants) because the exercise of such warrants requires nominal consideration ($0.00001 per share exercise price for each pre-funded warrant). As of September 30, 2025, 115,347 of the pre-funded warrants have been exercised; therefore, 350,000 outstanding pre-funded warrants as of that date are not included in the table above.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. This ASU is effective on a prospective basis for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, with early adoption permitted. This ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the new standard on the Company’s financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of the new standard on the financial statements and related disclosures

Management has reviewed other recently issued accounting pronouncements issued or proposed by the FASB and does not believe any of these accounting pronouncements have or will have a material impact on the condensed financial statements.

Note 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	September 30, 2025	December 31, 2024
Deposit with contract manufacturer	$910	$323
Prepaid insurance	200	163
Prepaid and deferred financing costs	—	372
Prepaid subscriptions	33	22
Prepaid software and support	27	67
Tradeshow deposits	11	21
Other deposits	23	15
Total	$1,204	$983

Note 5 – Inventory

Below is a summary of the Company’s inventory as of September 30, 2025 and December 31, 2024 (in thousands):

	Balance as of
	September 30, 2025	December 31, 2024
Raw materials	$654	$498
Work-in-process	233	—
Finished goods	350	—
Total	$1,237	$498

Note 6 – Property and Equipment

Property and equipment are as follows (in thousands):

	Balance as of
	September 30, 2025	December 31, 2024
Computer software	$936	$900
Computer hardware	1,643	2,412
Furniture and fixtures	206	489
Leasehold improvements	424	783
	3,209	4,584
Less – accumulated depreciation	(2,922)	(4,228)
Total property and equipment, net	$287	$356

The Company disposed of $1.4 million in aggregate of fully depreciated assets during the nine months ended September 30, 2025. The Company did not dispose of any assets during the nine months ended September 30, 2024. Total depreciation and amortization expense of the Company’s property and equipment was $0.1 million for each of the nine months ended September 30, 2025 and 2024, of which, $900 and $0 were included in cost of revenue for the nine months ended September 30, 2025 and 2024, respectively.

Note 7 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	Balance as of
	September 30, 2025	December 31, 2024
Accrued compensation	$1,070	$740
Accrued legal expenses	138	178
Accrued stock registration expense	139	—
Accrued interest	1	90
Other accrued expenses	158	127
Total	$1,506	$1,135

Note 8 – Commitments and Contingencies

Operating Leases

San Jose Lease

On May 20, 2022, the Company signed a lease amendment to the existing lease for its office space at its corporate headquarters in San Jose, California, extending the term of the lease for an additional three years ending on September 30, 2025. Upon signing the lease amendment, the Company recorded a new ROU lease asset of $2.1 million and operating lease liability of $2.1 million, using a present value discount rate of 3.0%, which was used as an incremental borrowing rate for a hypothetical fully collateralized real estate transaction. As of January 1, 2024, the discount rate was adjusted to 8% in order to reflect a realistic incremental borrowing rate at lease commencement. The adjustment created a one-time reduction to the ROU lease asset and operating lease liability of approximately $51,000. Upon expiration of the original lease on September 30, 2022, the new monthly lease payment starting October 1, 2022 was approximately $59,000, subject to annual escalations up to a maximum monthly lease payment of approximately $62,000. On July 31, 2024, the Company signed an additional lease amendment where the monthly payments through the remainder of 2024 were reduced to approximately $37,000 and the monthly payments from January 2025 through September 2025 increased to approximately $76,000. As a result of this amendment, the Company revalued its ROU lease asset to $0.8 million and its operating lease liability to $0.8 million on July 31, 2024.

On March 19, 2025, the Company signed an amendment to the existing lease for its office space at its corporate headquarters in San Jose, California, relocating to a smaller suite within the same building and extending the lease through December 31, 2027. The Company agreed to issue 75,000 shares of its common stock to the landlord upon signing the amendment as partial consideration for the amended lease and agreed to new monthly payments beginning October 2025 of approximately $37,000, escalating to approximately $46,000 during 2026 and $51,000 during 2027. As a result of the new lease amendment signed on March 19, 2025, the ROU asset and operating lease liability were both increased by approximately $0.9 million. The Company recorded lease expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively. The Company recorded lease expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively.

Operating Lease Commitments

The Company follows ASC Topic 842, “Leases” and recognizes the required ROU assets and operating lease liabilities on its balance sheet. The Company anticipates having future total lease payments of $1.3 million during the period from the fourth quarter of 2025 to the fourth quarter of 2027. As of September 30, 2025, the Company has total operating lease ROU assets of $1.0 million and operating lease liabilities of $1.2 million. The weighted average remaining lease term is 2.25 years as of September 30, 2025.

Note 8 – Commitments and Contingencies, continued

A reconciliation of undiscounted cash flows to lease liabilities recognized as of September 30, 2025 is as follows (in thousands):

For the year ending December 31,	Amount
2025 (Remaining three months)	$113
2026	556
2027	610
Total future lease payments	1,279
Present value discount (8.0% weighted average)	(109)
Total operating lease liabilities	$1,170

Litigations, Claims and Assessments

The Company is involved from time to time in various disputes, claims, liens and litigation matters arising in the normal course of business. While the outcome of these disputes, claims, liens and litigation matters cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s combined financial position, results of operations or cash flows.

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

Under the 2024 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents, defining the performance metrics used to determine whether any such bonuses will be paid and determining whether those performance metrics have been achieved. The Company did not record any expense during the three and nine months ended September 30, 2025 or for the three and nine months ended September 30, 2024 under the 2024 Bonus Plan. The Company did not have any outstanding amount accrued as of September 30, 2025 under the 2024 Bonus Plan.

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

Under the 2025 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents and defining the annual performance metrics against which the bonus compensation will be measured. The level of achievement against pre-defined performance metrics is used to determine whether any such bonuses will be paid and whether those performance metrics have been satisfactorily achieved. The Company accrued $0.8 million in bonus expense under the 2025 Bonus Plan as of September 30, 2025, which the Company plans to pay during the first quarter of 2026.

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

As of September 30, 2025, the Company had no unpaid severance expense pertaining to the Johnston Severance Agreement.

Note 9 – Short-term Debt

Financing for Insurance Premiums

On April 29, 2025, the Company financed approximately $0.3 million in business insurance premiums to be repaid in nine installments of approximately $35,000 with a borrowing rate of 6.99%. As of September 30, 2025, the Company had an outstanding balance of approximately $0.1 million on the financing for its insurance premiums.

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

As of September 30, 2025, the Company had no short-term loan payable balance. The Company recorded interest expense of approximately $4,000 and $0.2 million related to the Amended Loan Agreement during the three and nine months ended September 30, 2025. The payment multiplier on the current loan was 1.42. An administrative fee of $25,000 was paid on the Original Loan agreement, and an administrative fee of $48,000 was paid on the Amended Loan Agreement. These fees were recorded as a debt discount against the proceeds received. As of September 30, 2025, the debt discount was fully amortized. On July 7, 2025, the Company paid off all outstanding amounts owed to the Lender. There are no further obligations under the Amended Loan Agreement. As of September 30, 2025, no balance was owed pursuant to the Amended Loan Agreement.

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

Financing

On November 15, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on December 16, 2021. This shelf registration statement allowed the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $100 million. Pursuant to this registration statement, on March 28, 2023, the Company completed an underwritten offering pursuant to which it issued and sold an aggregate of (i)  13,750 shares of its common stock and (ii) warrants to purchase up to 13,750 shares of its common stock (the “2023 Warrants”), for net proceeds of $2.7 million, after deducting underwriting discounts, commission and expenses payable by the Company. The 2023 Warrants were immediately exercisable upon issuance and have a term of six years and had an initial exercise price of $240.00.

The Company allocated the proceeds received first to the 2023 Warrants based on the fair value of the 2023 Warrants as determined at initial measurement, with the remaining proceeds allocated to the shares of common stock (see Note 12 – Warrant Liability and Note 13 – Fair Value Measurements). Pursuant to the terms of the 2023 Warrants, the exercise price was adjusted to $49.80 and $9.00 during 2023 and 2024, respectively, and was further adjusted to $8.40 as of June 30, 2025. As of September 30, 2025, the 2023 Warrants had been fully exercised.

On February 15, 2024, the Company entered into a securities purchase agreement with an institutional investor, providing for the issuance and sale by the Company in a registered direct offering (the “2024 Offering ”) of (i) 19,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 15,014 shares of common stock (referred to individually as a “2024 Pre-Funded Warrant” and collectively as the “2024 Pre-Funded Warrants”), and (iii) warrants to purchase an aggregate of 34,014 shares of common stock (referred to individually as a “2024 Warrant” and collectively as the “2024 Warrants”). Each share of common stock and 2024 Pre-Funded Warrant was offered and sold, together with an accompanying 2024 Warrant at a combined price of $58.80 per share of common stock or 2024 Pre-Funded Warrant, as applicable, and the accompanying 2024 Warrant. Each 2024 Pre-Funded Warrant and 2024 Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.03 per share, in the case of 2024 Pre-Funded Warrants, or $55.20 per share, in the case of 2024 Warrants. The 2024 Pre-Funded Warrants expired upon full exercise in April 2024, and the 2024 Warrants expire five years from the date of issuance. The 2024 Offering closed on February 20, 2024. The Company received net proceeds of approximately $1.8 million (net of $0.2 million in issuance costs) in the 2024 Offering. As of September 30, 2025, the 2024 Warrants had been fully exercised.

On June 21, 2024, the Company filed a prospectus supplement covering the offering, issuance and sale of up to $3.4 million in shares of the Company’s common stock pursuant to an At the Market Offering Agreement, dated June 21, 2024, between the Company and H.C. Wainwright & Co., LLC (the “ATM Program”). Prior to the commencement of the ATM Program, the Company sold 930 shares of its common stock for proceeds of $47,000 (net of commissions and fees of $2,000) during the year ended December 31, 2024 under the preceding ATM program. During the year ended December 31, 2024, the Company sold 228,392 shares of its common stock under the ATM Program for net proceeds of approximately $3.1 million (net of commissions and other related offering expenses of approximately $0.3 million).

On December 30, 2024, the Company filed a prospectus supplement for the issuance and sale of an additional $7.46 million in shares of common stock under the ATM Program. During January 2025, the Company sold 209,348 shares of its common stock under the ATM Program for net proceeds of approximately $7.0 million (net of commissions and other related offering expenses of approximately $0.4 million).

On January 6, 2025, the Company filed a prospectus supplement for the issuance and sale of an additional $6.6 million in shares of common stock under the ATM Program. During January and February 2025, the Company sold 343,465 shares of its common stock under the ATM Program for net proceeds of approximately $6.3 million (net of commissions and other related offering expenses of approximately $0.3 million).

Note 10 – Capital Stock and Warrants, continued

On February 13, 2025, the Company filed a prospectus supplement for the issuance and sale of an additional $80.0 million in shares of common stock under the ATM Program. On September 10, 2025, the ATM Program was reduced to up to $70.0 million in shares of common stock. During the three months ended September 30, 2025, the Company sold 232,989 shares of its common stock for net proceeds of approximately $2.4 million (net of commissions and related offering expenses of approximately $0.1 million) under the ATM Program. During the nine months ended September 30, 2025, the Company sold 530,062 shares of its common stock under the ATM Program for net proceeds of approximately $4.9 million (net of commissions and other related offering expenses of approximately $0.4 million) under the ATM Program. As of September 30, 2025, approximately $64.7 million in shares of common stock remained available for issuance under the ATM Program, subject to availability of authorized shares.

On September 10, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), providing for the issuance and sale by the Company, in a registered direct offering (the “2025 Offering”), of (i) 120,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 465,347 shares of common stock (the “2025 Pre-Funded Warrants”), and (iii) warrants to purchase up to an aggregate of 585,347 shares of common stock (the “2025 Warrants”). Each share of common stock and 2025 Pre-Funded Warrant was being offered and sold together with an accompanying 2025 Warrant at a combined price of $7.92 per share of common stock or 2025 Pre-Funded Warrant and accompanying 2025 Warrant, as applicable. Each 2025 Pre-Funded Warrant and 2025 Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.00001 per share, in the case of the 2025 Pre-Funded Warrants, or $7.79 per share, in the case of the 2025 Warrants. The 2025 Pre-Funded Warrants expire when they are exercised in full and the 2025 Warrants expire five years from the date of issuance. As of September 30, 2025, 350,000 2025 Pre-Funded Warrants and 585,347 2025 Warrants were outstanding.

The 2025 Offering closed on September 11, 2025. The Company received net proceeds of approximately $4.1 million from the 2025 Offering, after deducting placement agent fees and estimated offering expenses payable by the Company.

Additionally, pursuant to the Engagement Letter, dated as of July 9, 2024, as amended on December 20, 2024 and August 20, 2025 (the “Original Engagement Letter”), between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), and the Engagement Letter Joinder Agreement, dated as of September 10, 2025 (the “Joinder Agreement” and, together with the Original Engagement Letter, the “Engagement Letter”), by and among the Company, Wainwright and Rodman & Renshaw LLC (“Rodman & Renshaw” and, together with Wainwright, the “Placement Agents”), the Company, in connection with the closing of the 2025 Offering, agreed to issue to the Placement Agents or their respective designees warrants (the “Registered Direct Offering Placement Agent Warrants”) to purchase up to an aggregate of 40,974 shares of common stock. The Registered Direct Offering Placement Agent Warrants have substantially the same terms as the 2025 Warrants, except the Registered Direct Offering Placement Agent Warrants are exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of $9.90 per share and the Registered Direct Offering Placement Agent Warrants expire on September 10, 2030.

On September 10, 2025, in connection with the 2025 Offering, the Company entered into a letter agreement (the “Letter Agreement”) with the Investor for the immediate exercise of the outstanding 2023 Warrants and 2024 Warrants (“the Original Warrants”) to purchase an aggregate of 47,764 shares of common stock and having exercise prices of $6.7595 and $55.20 per share, respectively (the “Concurrent Warrant Exercise Transaction”). The 2023 Warrants were exercised at the exercise price of $6.8845 and the 2024 Warrants were exercised at a reduced exercise price of $7.92 per share for aggregate gross proceeds to the Company of approximately $0.4 million.

As consideration for the exercise of the 2023 Warrants and 2024 Warrants for cash, the Company issued new unregistered warrants (the “New Warrants”) to purchase up to an aggregate of 47,764 shares of common stock at a fixed exercise price of $7.79 per share (the “New Warrant Shares”). The New Warrants are exercisable immediately upon issuance and will expire five years following the initial issuance date. The New Warrants are classified as equity warrants. Except as described herein, the New Warrants are substantially similar to the Original Warrants. The closing of the Concurrent Warrant Exercise Transaction occurred on September 11, 2025.

Also pursuant to the Engagement Letter, the Company, in connection with the closing of the Concurrent Warrant Exercise Transaction, agreed to issue to the Placement Agents or their respective designees warrants (the “Concurrent Warrant Exercise Transaction Placement Agent Warrants”) to purchase up to an aggregate of 3,343 shares of common stock. The Concurrent Warrant Exercise Transaction Placement Agent Warrants have substantially the same terms as the New Warrants, except the Concurrent Warrant Exercise Transaction Placement Agent Warrants are immediately exercisable to purchase one share of common stock at a price of $9.90 per share and the Concurrent Warrant Exercise Transaction Placement Agent Warrants expire on September 10, 2030.

Note 10 – Capital Stock and Warrants, continued

Regulation A Offering

On October 11, 2024, the Company filed a Regulation A Offering Statement on Form 1-A with an offering of a maximum of 166,667 Units (the “Regulation A Offering”), with each Unit consisting of one share of Series A Convertible Preferred Stock (initially convertible into two shares of common stock) and three common stock purchase warrants, two to each purchase one share of common stock at an exercise price of $45.00 per share and one to purchase one share of common stock at $60.00 per share, for an aggregate of 166,667 shares of Series A Convertible Preferred Stock (and 333,333 shares of common stock underlying the shares of Series A Convertible Preferred Stock) and warrants to purchase up to an aggregate of 333,333 shares of common stock at an exercise price of $45.00 per share and 166,667 shares of common stock at an exercise price of $60.00 per share, at an offering price of $45.00 per Unit, for a maximum offering amount of $7,500,000. The Regulation A Offering was qualified by the SEC on November 22, 2024.

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	September 30, 2025	September 30, 2024
RSUs outstanding	11,298	17,243
Warrants outstanding	1,027,428	47,764
Shares available for issuance under the 2024 Equity Incentive Plan	78,172	9,492
Shares available for issuance under the Employee Stock Purchase Plan	—	572
Total	1,116,898	75,071

Note 11 – Stock-Based Compensation

Equity Incentive Plans

2017 Equity Inducement Plan

On December 28, 2017, the Board approved the 2017 Equity Inducement Plan. Under the 2017 Equity Inducement Plan, the Board reserved 1,000 shares for the grant of RSUs. These grants will be administered by the Board or a committee of the Board. Under the 2017 Equity Inducement Plan, awards could be granted to individuals who (a) were being hired as an employee by the Company or any subsidiary and such award is a material inducement to such person being hired; (b) were being rehired as an employee following a bona fide period of interruption of employment with the Company or any subsidiary; or (c) would become an employee of the Company or any subsidiary in connection with a merger or acquisition.

Note 11 – Stock-Based Compensation, continued

On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 3,333 shares. On March 28, 2024, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 4,050 shares. As of September 30, 2025, there are 1,270 RSUs granted and outstanding under the 2017 Equity Inducement Plan. No new equity award grants are to be issued from the 2017 Equity Inducement Plan.

2024 Equity Incentive Plan

On June 12, 2024, the Energous Corporation 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”) was approved by stockholders for the issuance of equity incentive awards to eligible participants, which replaced the following equity plans of the Company: (i) the 2013 Equity Incentive Plan, (ii) 2014 Non-Employee Equity Compensation Plan, (iii) the Performance Share Unit Plan and (iv) the 2017 Equity Inducement Plan (collectively, the “Prior Equity Plans”). All existing outstanding awards remain outstanding under the Prior Equity Plans, and an additional 15,200 shares of common stock were approved for issuance under the 2024 Equity Incentive Plan. On June 11, 2025, the Company’s stockholders approved an increase of the available share reserve under the 2024 Equity Incentive Plan by 66,667 shares.

As of September 30, 2025, there are 10,028 unvested RSUs outstanding under the 2024 Equity Incentive Plan. As of September 30, 2025, 78,172 shares of common stock remain available for issuance under the 2024 Equity Incentive Plan.

Restricted Stock Units (“RSUs”)

During the nine months ended September 30, 2025, the Compensation Committee granted directors an aggregate of 159 RSUs for service on the Board. These RSU awards vest on the one-year anniversary of the grant date.

During the nine months ended September 30, 2025, the Board granted employees an aggregate of 2,099 RSUs, which vest over four years.

No RSU awards were granted during the three months ended September 30, 2025.

As of September 30, 2025, the unamortized fair value of outstanding RSUs was $0.3 million. The unamortized amount will be expensed over a weighted average period of 2.6 years. A summary of the activity related to RSUs for the nine months ended September 30, 2025 is presented below:

		Weighted
		Average
		Grant
		Date Fair
	Total	Value
Outstanding as of January 1, 2025	17,946	$71.59
RSUs granted	2,258	13.77
RSUs vested	(3,825)	113.09
RSUs forfeited	(5,081)	41.78
Outstanding as of September 30, 2025	11,298	$59.40

Note 11 – Stock-Based Compensation, continued

Employee Stock Purchase Plan

In April 2015, the Board approved the ESPP, under which 1,000 shares of common stock were reserved for purchase by the Company’s employees, subject to the approval by the Company’s stockholders. On May 21, 2015, the Company’s stockholders approved the ESPP. On June 12, 2024, the Company’s stockholders approved the amendment and restatement of the ESPP to increase the number of shares reserved for issuance under the ESPP by 207 shares.

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

The weighted average grant-date fair value of the purchase option for each designated share purchased under the ESPP was approximately $0 per share and $18.90 per share for the nine months ended September 30, 2025 and 2024, respectively, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company did not recognize any compensation expense for the ESPP during the three and nine months ended September 30, 2025. The Company recognized compensation expense for the ESPP of approximately $1,000 and $42,000 for the three and nine months ended September 30, 2024, respectively.

The Company estimated the fair value of ESPP purchase options granted during the nine months ended September 30, 2024 using the Black-Scholes option pricing model. The fair values of ESPP purchase options granted were estimated using the following assumptions:

	For the nine months ended September 30,
	2025	2024
Stock price	—	$32.70 - $54.90
Dividend yield	—	0%
Expected volatility	—	76% - 112%
Risk-free interest rate	—	5.26 - 5.37%
Expected life	—	6	months

Stock-Based Compensation Expense

The total amount of stock-based compensation was reflected within the statements of operations as (in thousands):

	Three Months Ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Research and development	$16	$35	$35	$194
Sales and marketing	4	67	127	217
General and administrative	20	27	69	135
Severance expense	–	–	16	130
Cost of revenue	–	–	1	–
Total	$40	$129	$248	$676

Note 12 – Warrant Liability

2023 Warrants

In March 2023, the Company issued warrants to purchase up to 13,750 shares of its common stock. The 2023 Warrants had a six-year term and were exercisable upon issuance on March 28, 2023. Each 2023 Warrant was initially exercisable for one share of the Company’s common stock at a price of $240.00 per share. As of September 11, 2025, the exercise price was adjusted to $8.40 per share (subject to further adjustment in certain circumstances, including in the event of stock dividends and splits; recapitalizations; change of control transactions; and issuances or sales of, or agreements to issue or sell, shares of common stock or common stock equivalents at a price per share less than the then-applicable exercise price of the 2023 Warrants, including sales under the ATM Program, the “Exercise Price”).

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

The Company accounted for the 2023 Warrants in accordance with the derivative guidance contained in ASC 815-40, as the warrants did not meet the criteria for equity treatment. The Company believes that the adjustments to the Exercise Price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the 2023 Warrants are not eligible for an exception from derivative accounting. As such, the 2023 Warrants were initially measured at fair value and recorded as a liability in the amount of $3.1 million. The Company recorded a change in fair value of the warrant liability of an increase of $10,000 and a decrease of $0.3 million for the three and nine months ended September 30, 2025, respectively. The Company recorded a change in fair value of the warrant liability of an increase of $0.2 million and $0.4 million for the three and nine months ended September 30, 2024. As of September 30, 2025, the 2023 Warrants had been fully exercised in the Concurrent Warrant Exercise Transaction, eliminating the recorded warrant liability. See Note 13 - Fair Value Measurements for details on changes of fair value of the warrant liability.

Note 13 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Balance as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$12,898	$—	$—	$12,898
Liabilities:
Warrant liability	$—	$—	$—	$—

	Balance as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,353	$—	$—	$1,353
Liabilities:
Warrant liability	$—	$—	$358	$358

There were no transfers among Level 1, Level 2, or Level 3 categories during the periods presented.

Note 13 – Fair Value Measurements, continued

2023 Warrants

The Company utilized a Monte Carlo simulation model for the 2023 Warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the 2023 Warrant liability was determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, and dividend yield.

The key inputs into the Monte Carlo simulation model for the 2023 Warrants are as follows:

	As of September 11, 2025	As of December 31, 2024
Share price	$7.66	$30.30
Exercise price	$6.76	$9.00
Term (in years)	—	4.24
Volatility	140%	90%
Risk-free rate	3.5%	4.3%
Dividend yield	0%	0%

The change in the fair value of the 2023 Warrant liability was a decrease of $0.3 million during the nine months ended September 30, 2025. The change in fair value of the 2023 Warrant liability was $0.4 million during the nine months ended September 30, 2024 (see Note 12 – Warrant Liability). As of September 30, 2025, the 2023 Warrants were fully exercised in the Concurrent Warrant Exercise Transaction, eliminating the recorded warrant liability.

	For the nine months ended September 30,
	2025	2024
Beginning value	$358	$620
Change in value of warrant liability	(257)	(413)
Warrants exercised	(101)	—
Ending value	$—	$207

Note 14 – Customer Concentrations

Three customers accounted for approximately 97% of the Company’s revenue for the three months ended September 30, 2025, and two customers accounted for approximately 81% of the Company’s revenue for the nine months ended September 30, 2025. Two customers accounted for approximately 85% of the Company’s revenue for the three months ended September 30, 2024, and two customers accounted for 74% of the Company’s revenue for the nine months ended September 30, 2024. Three customers accounted for approximately 99% of the Company’s accounts receivable balance as of September 30, 2025, and two customers accounted for approximately 99% of the Company’s accounts receivable balance as of December 31, 2024.

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

Overview

We have developed scalable, over-the-air Wireless Power Network (“WPN”) technology that integrates advanced semiconductor chipsets, software controls, hardware designs, and antenna systems to enable radio frequency (“RF”)-based charging for ambient Internet of Things (“ambient IoT”) devices. Our WPN technology provides a comprehensive suite of capabilities designed to power the next generation of wireless energy networks, seamlessly delivering power and data across diverse, battery-free device ecosystems. This innovation enhances operational visibility, control, and intelligent business automation.

With a patent portfolio exceeding 250 patents, our solutions support both near-field and at-a-distance wireless charging, supplying power at multiple levels across varying distances, as well as expertise in advanced receiver technology. By enabling continuous wireless power transmission, our transmitter and receiver technologies facilitate the use of battery-free ambient IoT devices, transforming asset and inventory tracking across multiple industries. Key applications include retail sensors, electronic shelf labels, asset trackers, air quality monitors, motion detectors, and other smart monitoring solutions.

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

Device Type	Application
RF Tags	Cold Chain, Asset Tracking, Medical IoT
Ambient IoT Sensors	Cold Chain, Logistics, Asset Tracking
Electronic Shelf Labels	Retail and Industrial IoT

The first WPN-enabled end product featuring our technology entered the market in 2019. In the fourth quarter of 2021, we commenced shipments of its first at-a-distance wireless PowerBridge transmitter systems for commercial IoT applications and proof-of-concept deployments. As we continue to innovate our technology applications, we anticipate the release of additional wireless power-enabled products. In the second quarter of 2025, the Company introduced its battery-free e-Sense tag and e-Compass software platform, establishing the first end-to-end wireless power platform for the ambient IoT.

Recent Developments

On September 11, 2025, we raised net proceeds of $4.5 million from a registered direct offering and concurrent exercise of our 2023 and 2024 warrants where we issued 120,000 shares of common stock, 465,347 pre-funded warrants and 585,347 warrants.

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

Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although we believe that management’s estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Going Concern. Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements - Going Concern,” requires management to assess our ability to continue as a going concern. In accordance with this guidance, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have determined that there was substantial doubt about our ability to continue as a going concern, but it was alleviated based on financing received in 2025, as well as current operating levels and further cost reductions implemented in the first and second quarters of 2025. We anticipate cash flows generated from operations and our cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months.

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

We record revenue associated with the sales of products, such as PowerBridge transmitter systems, and with product development projects that we enter into with certain customers. For the sales of products, we generally record revenue upon shipment of the products. In general, product development projects are complex, and we do not have certainty about our ability to achieve the project milestones. The achievement of a milestone is dependent on our performance obligation and requires acceptance by the customer. We recognize this revenue at the point in time at which the performance obligation is met. The payment associated with achieving the performance obligation is generally commensurate with our effort or the value of the deliverable and is nonrefundable. Any deferred revenue is recognized upon achievement of the performance obligation or expiration of a support agreement.

During the three months ended September 30, 2025, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Costs and Expenses

Cost of revenue consists of direct materials, direct labor and overhead for our production-level wireless charging systems. Research and development expenses include costs associated with our efforts to develop our technology, including personnel compensation, consulting, engineering supplies and components, regulatory expense and general office expenses specifically related to the research and development department. Sales and marketing expenses include costs associated with selling and marketing our technology to our customers, including personnel compensation, public relations, graphic design, tradeshow, engineering supplies utilized by the sales team and general office expenses specifically related to the sales and marketing department. General and administrative expenses include costs for general and corporate functions, including personnel compensation, facility fees, travel, telecommunications, insurance, professional fees, consulting fees, general office expenses, and other overhead.

Comparison of Three Months Ended September 30, 2025 and 2024

The following table sets forth selected Condensed Statements of Operations data (in thousands):

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Revenue	$1,272	$230	$1,042	453%
Cost of revenue	814	306	508	166%
Gross profit (loss)	458	(76)	534	703%
Operating expenses:
Research and development	897	1,468	(571)	(39)%
Sales and marketing	499	699	(200)	(29)%
General and administrative	1,245	1,255	(10)	(1)%
Severance expense	8	83	(75)	(90)%
Total operating expenses	2,649	3,505	(856)	(24)%
Loss from operations	(2,191)	(3,581)	1,390	39%
Other income, net:
Change in fair value of warrant liability	(10)	159	(169)	(106)%
Interest income, net	88	10	78	780%
Total other income, net	78	169	(91)	(54)%
Net loss	$(2,113)	$(3,412)	$1,299	38%

Revenue. During the three months ended September 30, 2025 and 2024, we recorded revenue of $1.3 million and $0.2 million, respectively. The 453% year over year increase is primarily due to the expansion of commercial applications with multinational enterprise retailers, including two Fortune 10 companies, deploying our WPN technology in connection with their infrastructure modernization initiatives as well as a proof-of-concept deployment with a Fortune 500 customer referred through the Company’s participation in the Amazon Web Services (“AWS”) Partner Network.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expenses. Loss from operations for the three months ended September 30, 2025 and 2024 was $2.2 million and $3.6 million, respectively.

Cost of Revenue:

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Cost of revenue	$814	$306	$508	166%
Percent of total revenue	64%	133%

Cost of revenue was $0.8 million and $0.3 million, respectively, for the three months ended September 30, 2025 and 2024. The increase is primarily due to higher sales volume of PowerBridge Pro transmitters that were shipped during the third quarter of 2025. With the ramp up of our volume manufacturing during 2025 and other strategic efforts made to optimize operations, product margins improved significantly, transitioning from a gross loss in 2024 of $76,000 to a gross profit in 2025 of approximately $0.5 million, representing a 703% year over year improvement in gross profit for the same quarter last year.

Research and Development Costs:

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Research and development	$897	$1,468	$(571)	(39)%
Percent of total revenue	71%	638%

Research and development (“R&D”) costs were $0.9 million and $1.5 million, respectively, for the three months ended September 30, 2025 and 2024. The decrease of $0.6 million is primarily due to a $0.5 million decrease in payroll costs from a lower headcount within the R&D department.

Sales and Marketing Costs:

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Sales and marketing	$499	$699	$(200)	(29)%
Percent of total revenue	39%	304%

Sales and marketing costs for the three months ended September 30, 2025 and 2024 were $0.5 million and $0.7 million, respectively. The decrease of $0.2 million is primarily due to a $0.1 million decrease in stock-based compensation and a $0.1 million decrease in consulting fees.

General and Administrative Expenses:

	For the three months ended September 30,
	2025	2024	$ Change	% Change
General and administrative	$1,245	$1,255	$(10)	(1)%
Percent of total revenue	98%	546%

General and administrative costs for the three months ended September 30, 2025 and 2024 were $1.2 million and $1.3 million, respectively. The overall change was relatively flat. A $0.1 million increase in compensation and a $0.1 million increase in stock registration and transfer expenses were offset by a $0.2 million decrease in legal fees for patent and general corporate matters.

Severance Expense:

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Severance expense	$8	$83	$(75)	(90)%
Percent of total revenue	1%	36%

Severance expense for the three months ended September 30, 2025 and 2024 was $8,000 and $0.1 million, respectively. Severance expense for both the three months ended September 30, 2025 and 2024 was related to separation with certain non-executive employees.

Other income, net:

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Change in fair value of warrant liability	$(10)	$159	$(169)	(106)%
Interest income, net	88	10	78	780%
Total other income, net	$78	$169	$(91)	(54)%

Other expense resulting from the change in fair value of the warrant liability was $10,000 for the three months ended September 30, 2025, compared to $0.2 million in income for the three months ended September 30, 2024. As of September 30, 2025, the 2023 Warrants were fully exercised, eliminating the related warrant liability.

Net interest income for the three months ended September 30, 2025 was $88,000, as we earned approximately $99,000 in interest from our money market account, partially offset by approximately $11,000 in interest expense from a short-term loan that was paid off on July 7, 2025. Interest income for the three months ended September 30, 2024 was $10,000 from interest earned on our money market account.

Net Loss. As a result of the above, net loss for the three months ended September 30, 2025 was $2.1 million as compared to $3.4 million for the three months ended September 30, 2024.

Comparison of Nine Months Ended September 30, 2025 and 2024

The following table sets forth selected Condensed Statements of Operations data (in thousands):

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Revenue	$2,590	$340	$2,250	662%
Cost of revenue	1,701	537	1,164	217%
Gross profit (loss)	889	(197)	1,086	551%
Operating expenses:
Research and development	3,189	5,956	(2,767)	(46)%
Sales and marketing	1,792	2,391	(599)	(25)%
General and administrative	3,426	4,976	(1,550)	(31)%
Severance expense	403	1,377	(974)	(71)%
Expenses from abandoned financing transaction	661	—	661	100%
Total operating expenses	9,471	14,700	(5,229)	(36)%
Loss from operations	(8,582)	(14,897)	6,315	42%
Other income, net:
Change in fair value of warrant liability	257	413	(156)	(38)%
Interest income, net	59	215	(156)	(73)%
Loss on retirement of property and equipment	(1)	—	(1)	(100)%
Total other income, net	315	628	(313)	(50)%
Net loss	$(8,267)	$(14,269)	$6,002	42%

Revenue. During the nine months ended September 30, 2025 and 2024, we recorded revenue of $2.6 million and $0.3 million, respectively. The 662% year over year increase is primarily due to the expansion of commercial applications with multinational enterprise retailers, including two Fortune 10 companies, deploying our WPN technology in connection with their infrastructure modernization initiatives as well as a proof-of-concept deployment with a Fortune 500 customer referred through the Company’s participation in the AWS Partner Network.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative, severance expense and expenses from the abandoned financing transaction. Loss from operations for the nine months ended September 30, 2025 and 2024 was $8.6 million and $14.9 million, respectively.

Cost of Revenue:

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Cost of revenue	$1,701	$537	$1,164	217%
Percent of total revenue	66%	158%

Cost of revenue was $1.7 million and $0.5 million, respectively, for the nine months ended September 30, 2025 and 2024. The increase is primarily due to higher sales volume of PowerBridge Pro transmitters that were shipped during 2025. With the continued ramp up of our volume manufacturing during the first nine months of 2025 and other strategic efforts made to optimize operations, product margins improved significantly, transitioning from a gross loss in 2024 of $0.2 million to a gross profit in 2025 of approximately $0.9 million, representing a 551% year over year improvement in gross profit.

Research and Development Costs:

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Research and development	$3,189	$5,956	$(2,767)	(46)%
Percent of total revenue	123%	1,752%

Research and development costs were $3.2 million and $6.0 million, respectively, for the nine months ended September 30, 2025 and 2024. The decrease of $2.8 million is primarily due to a $1.7 million decrease in compensation, consisting of a $1.5 million decrease in payroll costs from a lower headcount within the R&D department and a $0.2 million decrease in stock-based compensation, a $0.8 million decrease in engineering components, circuit boards and third-party software and a $0.1 million decrease in software maintenance.

Sales and Marketing Costs:

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Sales and marketing	$1,792	$2,391	$(599)	(25)%
Percent of total revenue	69%	703%

Sales and marketing costs for the nine months ended September 30, 2025 and 2024 were $1.8 million and $2.4 million, respectively. The decrease of $0.6 million is primarily due to a $0.4 million decrease in public relations, consulting and recruiting fees, a $0.1 million decrease in marketing, promotional and tradeshow expenses and a $0.1 million decrease in stock-based compensation.

General and Administrative Expenses:

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
General and administrative	$3,426	$4,976	$(1,550)	(31)%
Percent of total revenue	132%	1,464%

General and administrative costs for the nine months ended September 30, 2025 and 2024 were $3.4 million and $5.0 million, respectively. The decrease of $1.6 million is primarily due to a $0.9 million decrease in legal fees, a $0.3 million decrease in annual meeting-related expenses, a $0.3 million decrease in consulting, investor relations, recruiting and third-party services, a $0.2 million decrease in insurance premiums and a $0.1 million decrease in stock-based compensation, partially offset by a $0.2 million increase in payroll costs accrued as a result of key milestones achieved during 2025 under the 2025 Bonus Plan and higher employee benefit costs.

Severance Expense:

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Severance expense	$403	$1,377	$(974)	(71)%
Percent of total revenue	16%	405%

Severance expense for the nine months ended September 30, 2025 and 2024 was $0.4 million and $1.4 million, respectively. Severance expense for the nine months ended September 30, 2025 was related to separation with certain non-executive employees. The severance expense for the nine months ended September 30, 2024 was primarily due to the departure of our former CEO during 2024 for which $1.2 million in severance expense was recorded.

Expenses from Abandoned Financing Transaction:

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Expenses from abandoned financing transaction	$661	—	$661	100%
Percent of total revenue	26%	0%

Expenses related to our abandoned financing transaction were $0.7 million for the nine months ended September 30, 2025, primarily attributable to our decision to terminate the previously announced convertible preferred equity offering under Regulation A. There was no such expense during the nine months ended September 30, 2024.

Other income, net:

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Change in fair value of warrant liability	$257	$413	$(156)	(38)%
Interest income, net	59	215	(156)	(73)%
Loss on retirement of property and equipment	(1)	—	(1)	(100)%
Total other income, net	$315	$628	$(313)	(50)%

Other income resulting from the change in fair value of the warrant liability was $0.3 million for the nine months ended September 30, 2025, consistent with $0.4 million for the nine months ended September 30, 2024. As of September 30, 2025, the 2023 Warrants were fully exercised, eliminating the related warrant liability.

Net interest income for the nine months ended September 30, 2025 was $59,000, as we earned $353,000 in interest income from our money market account, partially offset by $294,000 in interest expense from a short-term loan. Interest income for the nine months ended September 30, 2024 was $219,000 from interest earned on our money market account, offset by $4,000 in interest expense.

Net Loss. As a result of the above, net loss for the nine months ended September 30, 2025 was $8.3 million as compared to $14.3 million for the nine months ended September 30, 2024.

ATM Offering Program

On June 21, 2024, we entered into the At the Market Offering Agreement with H.C. Wainwright & Co., LLC, as sales agent, pursuant to which we could issue and sell of up to $3.45 million in shares of our common stock (as amended to date, the “ATM Program”). During the year ended December 31, 2024, we sold 228,392 shares of our common stock under the ATM Program for net proceeds of approximately $3.1 million (net of commissions and other related offering expenses of approximately $0.3 million).

Among other adjustments since June 2024, on February 13, 2025, the Company filed a prospectus supplement for the issuance and sale of an additional $80.0 million in shares of common stock under the ATM Program, which ATM capacity was subsequently reduced to up to $70.0 million in shares of common stock on September 10, 2025. During the three months ended September 30, 2025, we sold 232,989 shares of our common stock under the ATM Program for net proceeds of approximately $2.4 million (net of commissions and other related offering expenses of approximately $0.1 million). During the nine months ended September 30, 2025, we sold 1,082,875 shares of our common stock under the ATM Program for net proceeds of approximately $18.2 million (net of commissions and other related offering expenses of approximately $1.2 million). As of September 30, 2025, approximately $64.7 million in shares of common stock remained available for issuance under the ATM Program, subject to availability of authorized shares.

2025 Offering

On September 10, 2025, we entered into a securities purchase agreement with an institutional investor (the “Investor”), providing for the issuance and sale, in a registered direct offering (the “2025 Offering”), of (i) 120,000 shares of our common stock, (ii) pre-funded warrants to purchase up to 465,347 shares of common stock (the “2025 Pre-Funded Warrants”), and (iii) warrants to purchase up to an aggregate of 585,347 shares of common stock (the “2025 Warrants”). Each share of common stock and 2025 Pre-Funded Warrant is being offered and sold together with an accompanying 2025 Warrant at a combined price of $7.92 per share of common stock or 2025 Pre-Funded Warrant and accompanying Warrant, as applicable. Each 2025 Pre-Funded Warrant and 2025 Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.00001 per share, in the case of the 2025 Pre-Funded Warrants, or $7.79 per share, in the case of the 2025 Warrants. The 2025 Pre-Funded Warrants expire when they are exercised in full and the 2025 Warrants expire five years from the date of issuance.

The 2025 Offering closed on September 11, 2025. We received net proceeds of approximately $4.1 million from the 2025 Offering, after deducting placement agent fees and estimated offering expenses.

Additionally, pursuant to the Engagement Letter, dated as of July 9, 2024, as amended on December 20, 2024 and August 20, 2025 (the “Original Engagement Letter”), between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), and the Engagement Letter Joinder Agreement, dated as of September 10, 2025 (the “Joinder Agreement” and, together with the Original Engagement Letter, the “Engagement Letter”), by and among Energous, Wainwright and Rodman & Renshaw LLC (“Rodman & Renshaw” and, together with Wainwright, the “Placement Agents”), Energous, in connection with the closing of the 2025 Offering, agreed to issue to the Placement Agents or their respective designees warrants (the “Registered Direct Offering Placement Agent Warrants”) to purchase up to an aggregate of 40,974 shares of common stock. The Registered Direct Offering Placement Agent Warrants have substantially the same terms as the 2025 Warrants, except the Registered Direct Offering Placement Agent Warrants are exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of $9.90 per share and the Registered Direct Offering Placement Agent Warrants expire on September 10, 2030.

On September 10, 2025, in connection with the 2025 Offering, we entered into a letter agreement (the “Letter Agreement”) with the Investor for the immediate exercise of certain of our 2023 Warrants and 2024 Warrants to purchase an aggregate of 47,764 shares of common stock and having exercise prices of $6.7595 and $55.20 per share, respectively (the “Concurrent Warrant Exercise Transaction”). The 2023 Warrants were exercised at the exercise price of $6.8845 and the 2024 Warrants were exercised at a reduced exercise price of $7.92 per share for aggregate gross proceeds to the Company of approximately $364,000.

As consideration for the exercise of the 2023 Warrants and 2024 Warrants for cash, we issued new unregistered warrants (the “New Warrants”) to purchase up to an aggregate of 47,764 shares of common stock at an exercise price of $7.79 per share (the “New Warrant Shares”). The New Warrants are exercisable immediately upon issuance and will expire five years following the initial issuance date. Except as described herein, the New Warrants are substantially similar to the Original Warrants. The closing of the Concurrent Warrant Exercise Transaction occurred on September 11, 2025.

Also pursuant to the Engagement Letter, Energous, in connection with the closing of the Concurrent Warrant Exercise Transaction, agreed to issue to the Placement Agents or their respective designees warrants (the “Concurrent Warrant Exercise Transaction Placement Agent Warrants”) to purchase up to an aggregate of 3,343 shares of Common Stock. The Concurrent Warrant Exercise Transaction Placement Agent Warrants have substantially the same terms as the New Warrants, except the Concurrent Warrant Exercise Transaction Placement Agent Warrants are immediately exercisable to purchase one share of common stock at a price of $9.90 per share and the Concurrent Warrant Exercise Transaction Placement Agent Warrants expire on September 10, 2030.

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

On July 7, 2025, we paid off all outstanding amounts owed to the Lender. There are no further obligations under the Amended Loan Agreement. As of September 30, 2025, no balance was owed under the “Amended Loan Agreement.”

Liquidity and Capital Resources

During the nine months ended September 30, 2025 and 2024, we recorded revenue of $2.6 million and $0.3 million, respectively. We incurred net losses of $8.3 million and $14.3 million for the nine months ended September 30, 2025 and 2024, respectively. Net cash used in operating activities was $10.0 million and $14.9 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had cash and cash equivalents of $12.9 million. We are currently meeting our liquidity requirements through the proceeds of the ATM Program (as defined above) that raised net proceeds of $18.2 million during the nine months ended September 30, 2025, a sale of stock, pre-funded warrants and warrants that raised net proceeds of $4.1 million during the nine months ended September 30, 2025 and the exercises of 2023 Warrants and 2024 warrants that raised net proceeds of $0.4 million during the nine months ended September 30, 2025.

As we gain traction in the market with our new technology and continue to invest capital in transitioning and scaling the business from research and development of new technologies to commercial production, there can be no assurance that our available resources and revenue generated from our business operations will be sufficient to sustain our operations.

Accordingly, we expect to pursue additional financing, which could include offerings of equity or debt securities, bank financings, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that we would find acceptable, or at all. If we are unsuccessful in implementing this plan, we will be required to make further cost and expense reductions or modifications to our on-going operations and strategic plans.

Based on current operating levels and further cost reductions implemented during the first nine months of 2025, the Company believes it has sufficient cash on hand and access to capital to fund operations for the next 12 months.

Cash Flows

Operating Activities - During the nine months ended September 30, 2025, cash flows used in operating activities were $10.0 million, consisting of a net loss of $8.3 million, less adjustments to reconcile net loss to net cash used in operating activities aggregating $0.2 million (principally stock-based compensation of $0.2 million, depreciation and amortization of $0.1 million and accrued interest and amortization of short-term loan financing fees of approximately $0.1 million, partially offset by a change in fair value of warrant liability of $0.3 million), a $1.2 million increase in accounts receivable, a $0.7 million increase in inventory, a $0.6 million decrease in accounts payable and a $0.4 million decrease in operating lease liabilities, partially offset by a $0.5 million decrease in right-of-use assets, a $0.4 million increase in accrued expenses and a $0.1 million decrease in prepaid expenses and other current assets.

During the nine months ended September 30, 2024, cash flows used in operating activities were $14.9 million, consisting of a net loss of $14.3 million, less adjustments to reconcile net loss to net cash used in operating activities aggregating $0.4 million (principally stock-based compensation of $0.7 million and depreciation and amortization of $0.1 million, partially offset by a change in fair value of warrant liability of $0.4 million), a $0.3 million decrease in accounts payable, a $0.3 million decrease in accrued expenses, a $0.3 million increase in inventory and a $0.1 million decrease in accrued severance.

Investing Activities - During the nine months ended September 30, 2025 and 2024, cash flows used in investing activities were $43,000 and $0.1 million, respectively. A small amount of hardware and equipment was purchased during each period.

Financing Activities - During the nine months ended September 30, 2025, cash flows provided by financing activities were $21.6 million, which primarily consisted of $18.2 million in net proceeds from the sale of shares of our common stock under the ATM Program, $4.1 million in net proceeds from the sale of stock, pre-funded warrants and warrants and $0.4 million in proceeds from warrant exercises, partially offset by $0.9 million in repayments of a short-term loan and $0.2 million in repayments of financed insurance.

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

Based on the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our interim principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to claims and legal actions arising in the ordinary course of business from time to time. We are not currently party to any pending legal proceedings that we believe will have a material adverse effect on our business, financial condition or cash flow.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2025).

3.4	Second Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 11, 2025).

4.1	Form of 2025 Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 11, 2025).

4.2	Form of 2025 Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on September 11, 2025).

4.3	Form of 2025 Offering Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on September 11, 2025).

4.4	Form of 2025 Warrant Inducement Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on September 11, 2025).

4.5	Form of Warrant Inducement Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on September 11, 2025).

10.1	Energous Corporation Amended and Restated 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2025).

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 11, 2025).

10.3	Form of Letter Agreement for Warrant Inducement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 11, 2025).

31.1†	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
†	Filed herewith.
+	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGOUS CORPORATION
(Registrant)

Date: November 13, 2025	By:	/s/ Mallorie Burak
		Name:	Mallorie Burak
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)