Form 10-K
period 2025-12-31
Energous Corp
filed 2026-03-26
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $10,682,962. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 23, 2026, there were 5,501,099 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) of the Company contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “continue,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations with respect to future financings; expectations for revenues, liquidity, cash flows and financial performance; and expectations regarding the release of additional wireless power-enabled products. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements relate to the future and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to develop commercially feasible technology or commercialize such technology; timing of customer implementations of our technology in consumer products; timing and receipt of regulatory approvals in the United States and internationally; our ability to find and maintain contract manufacturing partners; market acceptance of our technology; competition in our industry; our ability to protect our intellectual property; our ability to maintain or improve our financial position, cash flows, and liquidity and our expected financial needs; and other risks and uncertainties described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Report and our subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

As used in this Report, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company,” and “Energous” refer to Energous Corporation, a Delaware corporation (d/b/a Energous Wireless Power Solutions).

ENERGOUS CORPORATION

PART I

Item 1. Business

Overview

We have developed scalable, over-the-air Wireless Power Network (“WPN”) technology that integrates advanced semiconductor chipsets, software controls, hardware designs, and antenna systems to enable radio frequency (“RF”)-based charging for ambient Internet of Things (“IoT”) devices, transforming supply chain capabilities from limited tracking to overall business intelligence. Our WPN technology consists of transmitter systems, receiver integrated circuits, and supporting software designed to deliver power and data to battery-free IoT devices across a range of operating distances and power levels. These capabilities support applications that require continuous operation without wired power connections or periodic battery replacement.

With a patent portfolio exceeding 300 patents, our solutions support both near-field and at-a-distance wireless power transmission and include advanced receiver technology designed for use across multiple device categories. Applications include retail sensors, electronic shelf labels (“ESLs”), asset trackers, air quality monitors, motion detectors, and other monitoring solutions.

To date, we have developed and released multiple transmitter and battery-free receiver products. Our transmitters vary in form factors, power specifications, and operating frequencies, and our receivers are designed to support a range of wireless power-enabled device applications, including:

Device Type	Application
RF Tags	Cold Chain, Asset Tracking, Medical IoT
Ambient IoT Sensors	Cold Chain, Logistics, Asset Tracking
Electronic Shelf Labels	Retail and Industrial IoT

The first WPN-enabled product featuring our technology entered the market in 2019. In the fourth quarter of 2021, we commenced shipments of at-a-distance PowerBridge transmitter systems for commercial IoT applications and proof-of-concept deployments. In the second quarter of 2025, we introduced the battery-free e-Sense tag and the e-Compass cloud-based software platform, which together supported the first end-to-end wireless power-enabled IoT device monitoring and management solution. As we continue to innovate our technology applications, we anticipate the release of additional wireless power-enabled products.

Our common stock is listed on the Nasdaq Capital Market under the symbol “WATT.” Incorporated in Delaware in 2012, our corporate headquarters is located at 3590 North First Street, Suite 330, San Jose, CA 95134. Additional information is available on our website at www.energous.com. The information contained on, or that may be obtained from our website, is not, and shall not be deemed to be, part of this Report.

Our Business Strategy

Our business strategy is focused on the development, commercialization, and deployment of RF-based wireless power solutions for low-power IoT applications. We design and deliver wireless power technology that supports interoperability between transmitters and receivers incorporating our integrated circuits, regardless of device manufacturer or system integrator. Our approach encompasses widely adopted wireless technologies, such as Wi-Fi and Bluetooth, which rely on standardized interfaces and multi-vendor compatibility. We have developed an end-to-end wireless power platform that includes transmitter systems, receiver integrated circuits, and supporting software. This platform is designed to support the delivery of power and data for battery-free IoT devices across retail, industrial, healthcare, and logistics environments.

Key elements of our strategy include:

●	Designing and developing multiple integrated circuits (“ICs”) to support wireless power transmission and reception across a range of applications;

●	Developing, licensing, and manufacturing complete transmitter system solutions to support commercial wireless power deployments;
●	Developing reference designs to reduce early adopter risks, enable easier integration at lower costs, and foster adoption;
●	Offering PowerBridge transmitter systems designed to support wireless power-enabled IoT applications, such as asset tracking, environmental monitoring, and ESLs;
●	Partnering with leading technology providers, systems integrators, and value-added resellers (“VARs”);
●	Providing cost effective benefits to customers in terms of utility and convenience by eliminating battery powered sensors and the associated required maintenance;
●	Securing and maintaining domestic and international regulatory approvals applicable to RF-based wireless power transmission; and
●	Participating in industry organizations to support RF-based wireless charging standards and interoperability.

We pursue an ecosystem-based approach by engaging customers for our transmitter, receiver, and power amplifier ICs and solutions, as well as their upstream and downstream value-chain partners. We prioritize the development and protection of our intellectual property portfolio to support our competitive, first-to-market advantage in the industry.

To support customer engagement and deployment of our technologies, we offer limited deployments for proof of concept trials, consisting of transmitter and receiver components and associated software to support testing. These limited deployments are designed as scalable building blocks that can be adapted to specific application requirements. We believe that in the early stages of market adoption of new technologies, customer trials are essential to proving the value proposition of our wireless power technology solutions.

As we continue to commercialize our technology and product offerings, customer engagements have expanded from early-stage customers conducting proof of concept trials to much larger deployments across multiple industry verticals. As customers experience the benefits introduced by the real-time visibility and cost efficiencies enabled by our technology, new use cases may be identified, providing expansion opportunities within our enterprise customers.

Impact of Current Global Economic Conditions on Our Business

Uncertainty in the global economy presents significant risks to our business. We are subject to ongoing exposure related to the current macroeconomic environment, including inflation, rising interest rates, tariffs, geopolitical factors such as the ongoing conflict between Russia and Ukraine, tensions between the United States and China as well as China and Taiwan, conflicts in the Middle East, and supply chain disruptions. These conditions may affect various aspects of our business, including our operations, financial position, cash flow, inventory management, supply chains, global regulatory approvals, purchasing trends, customer payment patterns, and the broader industry environment, as well as our employees.

Our Technology

Our RF-based WPN technology is an end-to-end wireless power platform that combines transmitter systems, receiver components, antenna designs, and supporting software to enable at-a-distance wireless power delivery for low-power electronic devices. The platform is designed to support deployments of battery-free IoT devices in commercial and industrial environments, subject to applicable regulatory constraints.

The WPN platform supports one-to-many power delivery, allowing a single transmitter system to deliver power to multiple receiver-enabled devices within range. The platform supports applications including asset tracking, ESLs, and environmental monitoring. Integrated hardware and software elements support system coordination, device operation, and monitoring, and enable the collection and transmission of device data to cloud-based systems used for device and deployment management.

Figure 1 below illustrates the primary components of the Energous WPN:

Figure 2 below illustrates a high-level architectural view of the Energous WPN:

Our Competition

Devices that rely on rechargeable batteries are typically charged using wired power connections or short-range wireless charging technologies. Competing approaches include wall plug-in charging, inductive charging, magnetic resonance charging, energy harvesting, and other emerging power delivery methods.

A variety of wireless charging technologies are currently available or under development. These technologies differ in operating range, power levels, system complexity, and deployment requirements and may compete with our solutions in certain applications. The primary alternative wireless power approaches include the following:

Inductive Coil Charging. Inductive charging uses magnetic coils to transfer energy over very short distances. This method generally requires close alignment between the transmitter and receiver coils and is typically implemented as a contact-based charging solution. Power transfer is influenced by coil size and alignment, and systems generally support one-to-one transmitter-to-receiver pairing. Inductive charging has been commercially deployed for many years in products such as rechargeable electronic toothbrushes and other consumer devices.

Magnetic Resonance. Magnetic resonance charging also uses magnetic coils to transmit energy and can support greater separation distances than inductive charging. Depending on system design and power levels, magnetic resonance systems may transmit power over distances of up to approximately 30 centimeters and may offer greater flexibility in receiver placement compared to inductive charging.

Energy Harvesting. Energy harvesting technologies seek to capture ambient energy from environmental sources such as solar, kinetic motion, or existing RF signals. Passive RF energy harvesting uses antennas and associated electronics to collect RF energy already present in an environment from sources such as Wi-Fi access points, mobile devices, and other RF-emitting systems. The amount of energy available from these sources may vary based on environmental conditions and proximity to RF emitters.

Laser-Based Power Transfer. Laser-based power transfer uses focused light energy to deliver power to an optical receiver. These systems typically rely on tightly collimated beams and line-of-sight operation and may incorporate distributed resonance techniques to maintain beam alignment over distance.

Our Target Markets

We categorize our target markets based on deployments of our WPN platform across transmitter systems and receiver-enabled devices used in commercial and industrial IoT applications.

Transmitter System Target Markets

Transmitter systems are designed to broadcast RF energy that can be accessed by WPN-enabled receivers to support the operation of battery-free IoT devices. Our transmitter systems are deployed as part of wireless power networks in enterprise, retail, logistics, healthcare, and industrial environments.

We address transmitter system deployments through the following primary models:

●	Stand-alone transmitter systems deployed independently or in conjunction with WPN-enabled receiver devices to provide wireless power coverage within defined areas;
●	Transmitter systems integrated into third-party devices, including industrial, medical, and enterprise equipment, to provide embedded wireless power functionality; and
●	Transmitter systems integrated into networking infrastructure, such as bridge devices and Wi-Fi routers, to support the combined delivery of data connectivity and wire-free power within a facility.

Our primary transmitter offering is the PowerBridge transmitter platform, which supports at-a-distance wireless power delivery for multiple receiver-enabled devices. PowerBridge transmitter systems are deployed in environments such as retail locations, warehouses, fulfillment centers, healthcare facilities, and other enterprise settings to support battery-free IoT applications.

In addition to stand-alone deployments, our transmitter technology is designed to support integration into third-party systems and infrastructure, including networking equipment and enterprise devices, based on specific customer and deployment requirements. These integrations enable wireless power functionality to be embedded within existing environments while maintaining compatibility with applicable regulatory requirements.

Receiver Target Markets

Our receiver technology is designed for use in low-power IoT devices that require continuous operation without wired power connections or periodic battery replacement. Receiver-enabled devices are deployed as part of wireless power networks to support monitoring, tracking, and sensing applications in commercial and industrial environments.

Representative receiver-enabled applications include:

●	Asset tracking tags and sensors used in retail, logistics, and supply chain environments;
●	ESLs and related retail sensing devices;
●	Environmental and condition-monitoring sensors, including temperature, humidity, air quality, and motion sensors;
●	Cold chain monitoring sensors for food, pharmaceutical, and healthcare logistics;
●	Inventory and item-level tracking tags used in warehouses, fulfillment centers, and retail locations;
●	Facility and operations monitoring sensors deployed in commercial and industrial environments;
●	Security, access, and presence-detection sensors used in enterprise settings; and
●	Other low-power, battery-free IoT devices designed for continuous operation in commercial and industrial deployments.

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

Our Intellectual Property

Our intellectual property portfolio includes U.S. and foreign patents, patent applications, and associated know-how related to wireless power technology. We pursue patent protection for innovations that support the development and commercialization of our wireless power platform.

As of January 26, 2026, our intellectual property portfolio consisted of over 300 issued patents. These patents are organized across multiple technical areas related to wireless power implementation, including processing algorithms, antenna designs, transmitter and receiver application-specific integrated circuits (“ASICs”), software controls, and hardware design. We also maintain additional pending patent applications in the United States and internationally.

We continue to evaluate and pursue patent protection for inventions that we determine to be relevant to our business and technology roadmap. Maintaining and defending our patent portfolio represents a significant ongoing cost, and we regularly assess the costs and benefits associated with individual patent filings, issued patents, and related maintenance or annuity fees. Subject to our continued payment of applicable maintenance and annuity fees, our issued patents have terms that do not expire earlier than 2030.

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

As part of the regulatory approval process, devices incorporating our technology must obtain approvals under FCC Part 15 and/or FCC Part 18 in the U.S., depending on the specific application. Energous has received Part 15 and Part 18 FCC approvals for our products and has received regulatory approvals from many international agencies.

Current FCC Approvals for Energous Technology

FCC ID	Description	Grant Date
2ADNG-MLA1599	Digital Transmission System Bluetooth Accessory 2.4GHz	12/30/2014
2ADNG-MT100	Close Coupled 5.8 GHz Charger Pad	05/24/2016
2ADNG-NF130	RF Wireless Charger and Receiver 5.8 GHz	05/02/2017
2ADNG-NF130	Digital Transmission System for Bluetooth 2.4 GHz	05/02/2017
2ADNG-MS300	Wireless Charger 913 MHz	12/26/2017
2ADNG-MS300	Digital Transmission System for Bluetooth 2.4 GHz	12/26/2017
2ADNG-MS300A	WPT Client Device 913 MHz	01/05/2018
2ADNG-MS300A	Digital Transmission System WPT Client Device with BLE 2.4 GHz	01/05/2018
2ADNG-NF230	RF Wireless Charger 918 MHz	04/09/2018
2ADNG-NF230	Digital Transmission System for Bluetooth 2.4 GHz	04/09/2018
2ADNG-NF330	RF Wireless Charger 918MHz	07/29/2019
2ADNG-NF330	Digital Transmission System for Bluetooth 2.4 GHz	07/29/2019
2ADNG-MS550	RF Wireless Charger 918MHz	04/21/2020
2ADNG-MS550	Digital Transmission System for Bluetooth 2.4 GHz	04/21/2020
2ADNG-MS550	RF Wireless Charger 918MHz	09/30/2020
2ADNG-MS550	Digital Transmission System for Bluetooth 2.4 GHz	09/30/2020
2ADNG-VN15	RF Wireless Charger 918MHz	10/19/2021
2ADNG-VN15	Digital Transmission System for Bluetooth 2.4 GHz	10/19/2021
2ADNG-VN1810	RF Wireless Charger 918MHz	11/30/2021
2ADNG-VN1810	Digital Transmission System for Bluetooth 2.4 GHz	11/30/2021
2ADNG-VN25	RF Wireless Charger 918MHz	01/14/2022
2ADNG-VN25	Digital Transmission System for Bluetooth 2.4 GHz	01/14/2022
2ADNG-VN55	RF Wireless Charger 918MHz	06/02/2022
2ADNG-VN55	Digital Transmission System for Bluetooth/Zigbee 2.4 GHz	06/02/2022
2ADNG-VN1820	RF Wireless Charger 918MHz	08/10/2022
2ADNG-VN1820	Digital Transmission System for Bluetooth 2.4 GHz	08/10/2022
2ADNG-VN55	RF Wireless Charger 918MHz	11/14/2023
2ADNG-VN55	Digital Transmission System for Bluetooth/Zigbee 2.4 GHz	11/14/2023
2ADNG-YND1800	RF Wireless Charger 918MHz	08/21/2024
2ADNG-YND1800	Digital Transmission System for Bluetooth 2.4 GHz	08/21/2024
2ADNG-YND1800	RF Wireless Charger 918MHz	01/26/2026
2ADNG-YND1800	Digital Transmission System for Bluetooth 2.4 GHz	01/26/2026

As of December 31, 2025, we announced completion of the regulatory process for our PowerBridge LITE [formerly known as the 1W transmitter] wireless charging technology in the U.S., Canada, Europe, India, China, UK, Korea, Australia and New Zealand. In addition, on December 16, 2025, we announced completion of the regulatory process for our PowerBridge Pro across all EU member states and the UK, enabling commercialization there. As of March 15, 2026, products integrating our WPT technology had received international regulatory approvals in over 110 countries.

Manufacturing

As a fabless semiconductor company, we foresee our manufacturing strategy following an outsourced manufacturing process. We are engaged with contract manufacturing partners in the United States and internationally.

Human Capital

As of January 26, 2026, we had 27 full-time employees, 12 of whom are engineers. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants, including technical advisors, on an as-needed basis, for their technical expertise. Consultants and technical advisors provide us with expertise in electrical engineering, software development, market research and accounting.

We are committed to maintaining a workplace free from discrimination and harassment on the basis of color, race, gender, age, disability, sexual orientation, religion, expression, or any other status protected by applicable law. Our management and employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace.

Seasonality

The industrial markets in which we are involved have minimal seasonal impact. The markets for commercial products, in which we anticipate our technology may be adopted, including the markets in which we currently have proof of concept deployments, vary in their seasonal impact. Overall, we do not foresee a material seasonal impact to our revenue at this time.

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

Summary of Risk Factors

Risks Related to Our Financial Condition

●	We have a limited history of generating meaningful product revenue, and we may never achieve or maintain profitability.
●	We may need additional financings to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.
●	Our short-term or future indebtedness could adversely affect our business, financial condition, and results of operations, as well as the ability to meet payment obligations.
●	We may be adversely affected by the effects of inflation.

Risks Related to Our Technology and Products

●	We may not be able to develop all the features we seek to include in our technology.
●	We have and will continue to make significant investments in our products but may be unable to demonstrate the commercial feasibility of the full capability of our technology or achieve profitability.
●	Expanding our business operations as we intend will impose new demands on our financial, technical, operational and management resources.
●	If products incorporating our technology are launched commercially but do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.
●	Our products, or the products of our licensing partners, could be susceptible to errors, defects, or unintended performance problems that could result in lost revenue, liability or delayed or limited market acceptance.
●	As products incorporating our technology are launched commercially, we may experience seasonality or other unevenness in our financial results or a long and variable sales cycle in enterprise markets.
●	Future products based on our technology may require the user to purchase additional products to use with existing devices. To the extent these additional purchases are inconvenient or costly, the adoption of our technology under development or other future products could be slowed or delayed, which would harm our business.
●	Laboratory conditions differ from field conditions, which could reduce the effectiveness of our technology under development or other future products. Failures to move from laboratory to the field effectively would harm our business.
●	Safety concerns and legal action by private parties may affect our business.
●	Our industry is highly competitive and subject to technological change, and if we do not keep pace with evolving enterprise, industrial, and commercial customer requirements, our technology, platform, and solutions could become less competitive or obsolete, which could adversely affect our business and operating results.
●	If the quality of our products does not meet the expectations of our licensing partners or the end users of our licensing partners’ products or regulatory or industry standards, then our sales and operating earnings, and ultimately our reputation, could be negatively impacted.
●	If our products do not effectively interoperate with wireless networks and the wireless devices that integrate them, future sales of our products could be negatively affected.
●	We require third-party components, including components from limited or sole source suppliers, to build our products. The unavailability of these components could substantially disrupt our ability to manufacture our products and fulfill sales orders.
●	Our dependence on commodities and certain components subjects us to cost volatility and potential availability constraints.
●	Changes in U.S. and international trade policies may adversely impact our business.
●	Our products rely on the availability of unlicensed RF spectrum and if such spectrum were to become unavailable through overuse or licensing, the performance of our products could suffer and our revenues from their sales could decrease.

●	Reliance upon a few major customers may adversely affect our revenue and operating results.
●	If our licensing partners do not effectively manage inventory of their products which integrate our technology, fail to timely resell such products or overestimate expected future demand, they may reduce purchases in future periods, causing our revenues and operating results to fluctuate or decline.
●	If we are not able to effectively forecast demand or manage our inventory, we may be required to record write-downs for excess or obsolete inventory.

Risks Related to Our Intellectual Property and Other Legal Risks

●	It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.
●	We depend upon a combination of patents, trade secrets, copyright and trademark laws to protect our intellectual property and technology.
●	We may be subject to patent infringement or other intellectual property lawsuits that could be costly to defend.
●	We could become subject to product liability claims, product recalls, and warranty claims that could be expensive, divert management’s attention and harm our business.
●	Our business is subject to data security risks, including security breaches.
●	If we are not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our business, results of operations and financial condition could be harmed.
●	If we are not able to secure advantageous license agreements for our technology, our business and results of operations will be adversely affected.

Risks Related to Regulation of Our Business

●	Domestic and international regulators may deny approval for our technology, and future legislative or regulatory changes may impair our business.

Risks Related to Personnel

●	We are highly dependent on key members of our executive management team. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.
●	Our success and growth depend on our ability to attract, integrate and retain high-level engineering talent.
●	We are subject to risks associated with our utilization of engineering consultants.

Risks Related to Ownership of Our Common Stock

●	We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.
●	If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

●	Our stock price is likely to continue to be volatile. You might lose all or part of your investment.
●	We have not paid dividends in the past and have no immediate plans to pay dividends.
●	We expect to continue to incur significant costs as a result of being a public reporting company and our management will be required to devote substantial time to meet our compliance obligations.
●	We may be subject to securities litigation, which is expensive and could divert management attention.
●	Our ability to use Federal net operating loss carryforwards to reduce future tax payments may be limited if our taxable income does not reach sufficient levels.
●	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.
●	Our warrants that are accounted for as liabilities and the changes in value of our warrants could have a material effect on the market price of our common stock or our financial results.

Risks Related to Cybersecurity

●	Cybersecurity incidents, including data security breaches or computer viruses, could harm our business by disrupting our business operations, compromising our products and services, damaging our reputation or exposing us to liability.

General Risk Factors

●	Adverse macroeconomic conditions, natural disasters or reduced technology spending could adversely affect our business, operating results, and financial condition.
●	If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.

Risks Related to Our Financial Condition

We have a limited history of generating meaningful product revenue, and we may never achieve or maintain profitability.

We have a limited operating history upon which investors may rely in evaluating our business and prospects. We have generated limited revenues to date, and as of December 31, 2025, we had an accumulated deficit of approximately $410.0 million. Our ability to generate revenues and achieve profitability will largely depend on our ability to execute our business plan, complete the development and approval of our technology, incorporate the technology into products that customers wish to buy, and, if necessary, secure additional financing. There can be no assurance that our technology will be adopted widely, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, there can be no assurance that we will be able to raise capital as and when we need it to continue our operations. If we are unable to raise sufficient additional capital, we may be required to delay, reduce or severely curtail our research and development or other operations, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. If we are unable to generate revenues of sufficient scale to cover our costs of doing business, our losses will continue and we may not achieve profitability, which could negatively impact the value of your investment in our securities.

We may need additional financing to achieve our long-term business plans, and there is no guarantee that it will be available on acceptable terms, or at all.

We may not have sufficient funds to fully implement our long-term business plans. We will need to raise additional capital through new financings, even if we begin to generate meaningful commercial revenue. For example, new product development for business partners may require considerable expense in advance of any substantial revenue being earned for such products. Such financings could include equity financing, which may be dilutive to our current stockholders, and debt financing, which could restrict our operations and ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of current stockholders. As a result of current macroeconomic conditions and general global economic uncertainty (including as a result of, among other things, regional conflicts around the world, increases in inflation and tariffs, fluctuating interest rates, disruptions to global supply chains, recent turmoil in the global banking sector, volatile global financial markets, the potential for government shutdowns and uncertainty regarding the federal budget and debt ceiling), political change, labor market shortages and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, recent turmoil in the global banking sector, general economic uncertainty or any other factor, we may be required to curtail development of our technology or reduce operations as a result, or to sell or dispose of assets. Any inability to maintain or raise adequate funds on commercially reasonable terms or at all could have a material adverse effect on our business, results of operations and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

Our short-term or future indebtedness could adversely affect our business, financial condition, and results of operations, as well as the ability to meet payment obligations.

As of December 31, 2025, we had no commercial short-term loans outstanding. Our only short-term indebtedness relates to financed insurance premiums. The use of indebtedness to finance our operations could reduce our liquidity and could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital and capital expenditure needs or to pursue other potential strategic plans.

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

Furthermore, if we are unable to meet debt service obligations or should we fail to comply with any financial and other negative covenants contained in the agreements governing the indebtedness, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs. Our inability to service our obligations or refinance future debt could have a material and adverse effect on our business, financial condition or operating results. In addition, future debt obligations may limit our ability to make required investments in capacity, technology, or other areas of our business, which could have a material adverse effect on our business, financial condition, or operating results.

Any of these factors could have an adverse effect on our business, financial condition, and results of operations and our ability to meet our debt payment obligations.

We may be adversely affected by the effects of inflation.

Inflation has adversely affected our liquidity, business, financial condition and results of operations by increasing our overall cost structure and may continue to do so in the future. The U.S. capital markets have experienced and continue to experience extreme volatility and disruption. Inflation rates in the U.S. have increased significantly in recent years resulting in federal action to increase interest rates, adversely affecting capital markets activity. We expect certain inflationary elements to ease, with a moderate increase in other areas in 2026. However, the existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, labor shortages, weakening exchange rates and other similar effects. As a result of inflation, we have and may continue to experience cost increases, including increases in our supply chain costs. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, any positive impact on our results of operations could be delayed and not immediately apparent. Additionally, because we purchase component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures. Similarly, inflationary pressures may also negatively impact customer purchasing power, which could result in reduced demand for our products.

Risks Related to Our Technology and Products

We may not be able to develop all the features we seek to include in our technology.

We have developed commercial products, as well as working prototypes, that utilize our technology. Additional features and performance specifications we seek to include in our technology have not yet been developed. For example, some customer applications may require specific combinations of cost, footprint, efficiencies and capabilities at various frequencies, charging power levels and distances. We believe our research and development efforts will yield additional functionality and capabilities for our products over time. However, there can be no assurance that we will be successful in achieving any of the features we are targeting, and our inability to do so may limit the appeal of our technology to customers.

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

Our technology must satisfy customer expectations and be suitable for use in customer applications. Any delays in developing our technology that arise, as a result of the factors described herein or otherwise, could aggravate our exposure to the risk of having inadequate capital to fund the research and development needed to complete development of our products. Technical problems leading to delays, for example, would cause us to incur additional expenses that would increase our operating losses. If we experience significant delays in developing our technology and products based on it for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail, and you could lose all or part of the value of your investment in our stock.

In addition, we have made and will continue to make significant investments in the research and development of new and existing technologies and products. Investments in new technologies and enhancements to our existing technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, a selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenue from certain of our product investments for a number of years, if at all. Moreover, new technologies and products may not be profitable, and even if they are profitable, operating margins for new products may not be as high as the margins we originally anticipated. If we fail to develop practical and economical commercial products based on our technology or are unable to achieve profitability in commercializing those products, our business may fail and you could lose all or part of the value of your investment in our stock.

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

We may successfully complete the technical development of our products but still fail to develop a commercially successful product. Market acceptance of an RF-based charging system as a preferred method for charging electronic devices will be crucial to our success. The following factors, among others, may affect the level of market acceptance of RF-based charging systems and our products:

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

Despite our quality assurance testing, our technology may contain undetected defects or errors that may affect the proper use of our products or the products of our licensing partners which incorporate them. Because our products are embedded in other end-use products and rely on stable transmissions, the performance of our products could unintentionally jeopardize the performance of our licensing partners’ products. Defects or errors in our technology may discourage existing and future partners from using our technology to develop a range of commercial products. These defects or errors could also result in product liability, service level agreement claims or warranty claims. Any such defects, errors, or unintended performance problems in our products, and any inability to meet the expectations of our licensing partners or customers in a timely manner, could adversely impact our sales and result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service costs, any of which could materially harm our business.

As products incorporating our technology are launched commercially, we may experience seasonality or other unevenness in our financial results due to long and variable sales cycles in enterprise markets.

Our strategy depends on our customers developing and deploying commercial solutions that incorporate our technology in enterprise and industrial environments. Demand may vary based on customer use cases, deployment timelines, capital budgeting cycles, and purchasing or procurement.

Future products based on our technology may require the user to purchase additional products to use with existing devices. To the extent these additional purchases are inconvenient or costly, the adoption of our technology under development or other future products could be slowed or delayed, which would harm our business.

Certain devices or deployments may require additional components, integration work, or third-party hardware to incorporate our receiver technology or to support system operation. If required components are not available on commercially reasonable terms, or if integration is complex or costly, adoption of solutions incorporating our technology could be delayed or limited, which could adversely affect our business.

Laboratory conditions differ from field conditions, which could reduce the effectiveness of our technology under development or other future products. Failures to move from laboratory to the field effectively would harm our business.

When used in the field, our technology may not perform as expected based on performance under controlled laboratory conditions. For example, in the case of distance charging, a laboratory configuration of transmission obstructions will be arranged for testing, but in enterprise use receivers may be obstructed in many different and unpredictable ways. These conditions may significantly diminish the power received by the receiver or the effective range of the transmitter. The failure of products using our technology to meet the expectations of users in the field could harm our business.

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

Our industry is highly competitive and subject to technological change, and if we do not keep pace with evolving enterprise, industrial, and commercial customer requirements, our technology, platform, and solutions could become less competitive or obsolete, which could adversely affect our business and operating results.

The markets for wireless power, ambient IoT, and enterprise sensing and monitoring solutions are highly competitive and subject to rapid technological change, evolving regulatory requirements, and the development of new system architectures and deployment models. We compete with companies developing alternative power delivery technologies, energy harvesting solutions, battery technologies, and other approaches to powering connected devices in commercial and industrial environments.

Our customers primarily operate in enterprise, retail, logistics, healthcare, and industrial markets and often require solutions that integrate with existing infrastructure, comply with applicable regulatory standards, and demonstrate long-term reliability, scalability, and favorable total cost of ownership. If our wireless power platform does not meet evolving customer requirements, procurement criteria, or deployment expectations, our technology and solutions may be perceived as less attractive or may be displaced by competing technologies. Products and systems incorporating our technology often have long evaluation, development, and deployment cycles. During these cycles, competing technologies or alternative system architectures may gain broader acceptance, become standardized, or be more widely adopted. Once enterprise customers select and deploy a particular platform or infrastructure solution, it may be difficult or costly for us to displace those solutions, which could limit our ability to expand within certain markets or customers.

We also face competition from established and emerging companies that may have greater financial, technical, operational, or commercial resources than we do, as well as more extensive customer relationships or market presence. Some competitors may be better positioned to invest in research and development, pursue regulatory approvals, form strategic partnerships, or offer integrated solutions that compete with or reduce demand for our wireless power platform. The competitive landscape is further influenced by the development of industry standards, ecosystem partnerships, and regulatory frameworks. If competing technologies achieve broader market acceptance, regulatory advantages, or ecosystem support, or if our technology roadmap does not align with evolving market direction or customer adoption trends, our growth prospects and operating results could be adversely affected.

Our future success depends in part on our ability to maintain and strengthen our competitive position by continuing to develop, enhance, and commercialize our wireless power platform, anticipate technological changes, and respond effectively to evolving enterprise and industrial customer requirements. If we are unable to do so, our business, financial condition, and results of operations could be materially adversely affected.

Our competitive position also depends on our ability to:

●	Achieve adoption of our wireless power platform in enterprise and industrial applications;
●	Design solutions that meet customer performance, reliability, and total cost-of-ownership requirements;
●	Develop and enhance technologies that support scalable, compliant, and secure deployments;
●	properly identify existing and evolving customer needs and deliver new products or product enhancements to address those needs;
●	limit the time required from proof of feasibility to routine production;
●	limit the timing and cost of regulatory approvals;
●	adapt to evolving regulatory requirements;

●	attract and retain qualified personnel;
●	protect our inventions with patents or otherwise develop proprietary products and processes; and
●	secure sufficient capital resources to expand both our continued research and development, and sales and marketing efforts.

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

Our business and results of operations may be adversely affected by international trade disputes and the imposition of tariffs.

●	Increased Costs and Margin Pressure: We source a significant portion of our raw materials and components from international suppliers, particularly in Taiwan. While goods shipped from Taiwan have not been affected by current or potential tariffs, and we have not seen a significant increase in costs during 2025, there is a possibility that a direct or indirect impact of international tariffs could increase our cost of sales and reduce our gross margin.
●	Retaliatory Actions: International trade tensions have led to retaliatory tariffs by foreign governments on U.S. exports. Such actions may decrease the competitiveness of our products in key international markets, leading to reduced sales volumes or the need to lower prices to maintain market share.
●	Supply Chain Disruptions: Tariffs and broader trade restrictions may cause significant disruptions to our supply chain. We may face difficulties in sourcing critical components, increased logistics costs, or delays in receiving materials. While we are pursuing mitigation strategies, such as diversifying our supplier base to regions not subject to these tariffs, these efforts may be costly, time-consuming, and ultimately unsuccessful.
●	Ongoing Uncertainty: The global trade environment remains highly dynamic. Further changes in trade policy—including the potential for new tariffs on European imports or further escalation of existing trade disputes—could lead to additional price increases, labor market impacts, or impairments of our long-lived assets. Any inability to pass these increased costs on to our customers through price adjustments could materially and adversely affect our financial condition and results of operations.

Our products rely on the availability of unlicensed RF spectrum and if such spectrum were to become unavailable through overuse or licensing, the performance of our products could suffer and our revenues from their sales could decrease.

Our products are designed to operate in unlicensed RF spectrum, which is used by a wide range of enterprise ambient IoT applications. If such spectrum usage continues to increase through the proliferation of products competitive with our products, the resultant higher levels of noise in the bands of operation our products use could decrease the effectiveness of our products, which could adversely affect our ability to sell our products, including as a result of reduced sales of our licensing partners’ products. Our business could be further harmed if currently unlicensed RF spectrum becomes licensed in the United States or elsewhere. We and our licensing partners that use our products in manufacturing their own may be unable to obtain licenses for RF spectrum. Even if the unlicensed spectrum remains unlicensed, existing and new governmental regulations may require we make changes in our products. The operation of our products in the United States or elsewhere in a manner not in compliance with local law could result in fines, operational disruption, or harm to our reputation.

Reliance upon a few major customers may adversely affect our revenue and operating results.

We rely on a relatively small number of customers for a significant portion of our revenue. Our top customer represented approximately 85% of our revenue for the year ended December 31, 2025. It is possible that we will continue to derive a significant portion of our revenue from a concentrated group of customers in the future. If, among other things, a major customer fails to pay us or reduces their order volume, our revenue would be impacted and our operating results and financial condition could be materially harmed. Additionally, if we were to lose any material customer or our customers were to consolidate or merge with other companies, we may not be able to maintain product sales at similar volume or pricing levels and such loss or reduced sales volume or pricing could have a material adverse effect on our business, cash flows and results of operations.

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

Our strategy is to deploy our technology into the market by licensing patents and other proprietary rights to third parties and customers. Disputes with our licensees may arise regarding the scope and content of these licenses. Further, our ability to expand into additional fields with our technologies may be restricted by existing licenses or licenses we may grant to third parties in the future.

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

Our business exposes us to potential liability risks that are inherent in the marketing and sale of products used by our customers. We may be held liable if our technology causes injury or death or is found otherwise unsuitable. While we believe our technology is safe, users could allege and possibly prove defects (some of which could be alleged or proved to cause harm to users or others) because we design our technology to perform complex functions involving RF energy in close proximity to users. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and reduced demand for our products. The coverage limits of the insurance policies we may choose to purchase to cover related risks may not be adequate to cover future claims. If sales of products incorporating our technology increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could negatively affect our sales or require a change in the design or manufacturing process, any of which could harm our reputation, harm our relationship with licensors of our products, result in a decline in revenue and harm our business.

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

The ability of our products to operate effectively can be negatively impacted by many different elements unrelated to our products. Although certain technical problems experienced by customers of the products incorporating our products may not be caused by our products, users may perceive them to be the underlying cause of poor performance of the wireless network. This perception, even if incorrect, could harm our business.

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

Our charging technology involves power transmission using RF energy, which is subject to regulation by the FCC in the United States and by comparable regulatory agencies worldwide. It may also be subject to regulation by other agencies. Regulatory concerns include whether human exposure to RF emissions falls below specified thresholds. Higher levels of exposure require separate approval. For example, transmitting more power over a certain distance or transmitting power over a greater distance may require separate regulatory approvals. In addition, we design our technology to operate in an RF band that is also used for Wi-Fi routers and other wireless electronics, and we also design it to operate at different frequencies, as demanded for some customer applications. Applications at different frequencies may require separate regulatory approvals. Efforts to obtain regulatory approval for devices using our technology are costly and time consuming, and there can be no assurance that requisite regulatory approvals will be obtained. If approvals are not obtained in a timely and cost-efficient manner, our business and operating results could be materially adversely affected. In addition, legal or regulatory developments could impose additional restrictions or costs on us that could require us to redesign our technology or future products, or that are difficult or impracticable to comply with, all of which would adversely affect our revenues and financial results.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Although our management has determined that our internal control over financial reporting was effective as of December 31, 2025, we cannot assure you that we will not identify any material weakness in our internal control in the future.

We qualify as a “smaller reporting company” and are therefore not required to file an auditor attestation report. If we experience a material weakness in our internal controls, we may fail to detect errors in our financial accounting, which may require a financial statement restatement or otherwise harm our operating results, cause us to fail to meet our SEC reporting obligations or listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and financial resources which could adversely affect our business.

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

As of December 31, 2025, we had Federal and State net operating loss (“NOL”) carryforwards of approximately $340.0 million and $304.5 million, respectively. Under the Internal Revenue Code of 1986, as amended, NOLs arising in tax years ending on or before December 31, 2017 can generally be carried forward to offset future taxable income for a period of 20 years, and NOLs arising in tax years ending after December 31, 2017 can generally be carried forward indefinitely. Our ability to use our NOLs will be dependent on our ability to generate taxable income, and the NOLs that arose in tax years ending on or before December 31, 2017 could expire before we generate sufficient taxable income to take advantage of the NOLs. As of December 31, 2025, based on our history of operating losses it is possible that a portion of our NOLs will not be fully realizable.

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

We account for our outstanding warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. Such guidance provides that, because some of our warrants did not meet the criteria for equity treatment thereunder, each warrant was recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability was subject to re-measurement at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. With each such remeasurement, the warrant liability was adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. As a result of the recurring fair value measurement, our financial statements and results of operations fluctuated quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we recognized non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material. As of December 31, 2025, we did not have any warrants outstanding classified as a liability.

Risks Related to Cybersecurity

Cybersecurity incidents, including data security breaches or computer viruses, could harm our business by disrupting our business operations, compromising our products and services, damaging our reputation or exposing us to liability.

Cyber criminals and hackers may attempt to penetrate our network security, or the network security of third parties we work with, including our third-party vendors, service providers, manufacturers, solution providers, partners and consultants, misappropriate our proprietary information or cause business interruptions, or access or misappropriate other sensitive data. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In the past, we and relevant third parties have faced compromises to our network security, though no prior incidents we have identified to date have materially affected our business, results of operations or financial condition. Companies are facing additional attacks as workforces have become more distributed as a result of remote and hybrid working arrangements. Additionally, geopolitical events may increase the cybersecurity risks we and the third parties we work with face. Our business operations utilize and rely upon numerous third-party vendors, service providers, manufacturers, solution providers, partners and consultants, and any failure of such third parties’ cybersecurity measures could materially and adversely affect or disrupt our business. While we have invested in and continue to update our network security and cybersecurity infrastructure and systems, if our cybersecurity systems, or the cybersecurity systems of relevant third parties, fail to protect against unauthorized access, sophisticated cyber-attacks, phishing schemes, ransomware and other malicious code, data protection breaches, computer viruses, denial-of-service attacks, or disruptions from unauthorized tampering or human error, our ability to conduct our business effectively could be damaged in a number of ways, including:

●	our intellectual property and other proprietary data, or financial assets, could be stolen, lost, altered, or otherwise unavailable;
●	our ability to manage and conduct our business operations could be seriously disrupted;
●	defects and security vulnerabilities could be introduced into our product offerings, thereby damaging the reputation and perceived reliability and security of our products; and
●	confidential or otherwise sensitive information, including personal data of our customers, employees and business partners, could be compromised and lead to unauthorized, unlawful, or accidental access to, or acquisition, use, corruption, loss, destruction, unavailability, alteration or dissemination of, or damage to, such information.

In addition, our systems, and the systems of third parties we work with, are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets.

Should any of the above events occur, or be perceived to have occurred, our reputation, competitive position and business could be significantly harmed, and we could be subject to claims, demands and litigation from customers, third parties, and other individuals and groups, and investigations or other proceedings by governmental authorities, and may be subject to fines, penalties, damages, and other liabilities. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages and otherwise respond to the incident. Consequently, our business, operating results, financial condition and cash flows could be materially and adversely affected.

We may not have applicable or otherwise adequate insurance to protect us from, or adequately mitigate, liabilities or damages resulting from security breaches or incidents. The successful assertion of one or more large claims against us that exceeds any available insurance coverage that we might have, or results in changes to insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that insurance coverage will be available on acceptable terms or that insurers will not deny coverage as to any future claim.

General Risk Factors

Adverse macroeconomic conditions, natural disasters or reduced technology spending could adversely affect our business, operating results, and financial condition.

Our business generally depends on the overall demand for our technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional macroeconomic conditions, including labor shortages, supply chain and transportation disruptions, rising interest rates and inflation, low spending environments, geopolitical instability, warfare and uncertainty, tariffs, trade protectionism or other barriers to trade, weak economic conditions in certain regions or a reduction in technology spending regardless of macroeconomic conditions, including as a result of the ongoing conflict between Russia and the Ukraine and the global response thereto, could adversely affect our business, operating results, and financial condition, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers or expand our platform or sell additional products to our existing customers, lower prices for our products, higher default rates among our current suppliers and customers and reduced sales to new or existing customers.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We believe cybersecurity is critical to supporting our vision and enabling our strategy. We have servers, computers, and other technological equipment with electronic files containing Company intellectual property including customer information. We also have hardware and firmware that is provided to third parties for testing as part of our manufacturing process. Additionally, we are an IoT service provider through the e-Compass cloud-based platform. Although we mitigate the threat of a cyber-attack with updates, patches, lifecycle replacements of legacy equipment and employee training, no system is completely safe from an attack or theft of intellectual property that could cause significant loss or business interruption.

We generally face a multitude of cybersecurity threats that are common to most industries. Examples of threats to our systems could include: (i) ransomware allowing unauthorized users to access our databases, encrypt the data and demand payment in order to provide a decryption key, (ii) denial of Service (DoS) where an unauthorized user exerts heavy traffic on our servers, making them unavailable, (iii) SQL Infection where unauthorized users cause interference with database content, (iv) insider threats where users misuse our platforms, creating data loss or corruption, and (v) cloud misconfigurations leading to unintended exposure of sensitive data. A significant breach of our systems or those of our third-party vendors could result in the loss of sensitive data, intellectual property, or customer information, leading to operational disruptions, reputational damage, and litigation. Our customers, suppliers, and partners also face similar cybersecurity threats and, while we have not been materially affected to date, a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we maintain a strong focus on cybersecurity.

We assess, identify and manage material risks from cybersecurity threats through various policies, procedures and processes of our information technology (“IT”) department, which include 1) review of IT security policy and change management policy review, 2) IT control procedures, 3) firewall reviews, 4) system backups and 5) procurement of cyber liability insurance.

We have one full-time IT employee, with over a decade of cybersecurity experience. This IT employee reports to the General Counsel, a former Certified Information Systems Security Professional. The General Counsel and other executive officers provide direct updates to the Audit Committee at least annually, or if a significant event were to occur, immediately. We also train our employees on cybersecurity threats on a regular basis and numerous cybersecurity service providers are engaged to monitor and proactively protect our IT systems. Cyber insurance coverage is maintained to mitigate risks to our operations. We conduct continuous vulnerability scanning. All vendor agreements are reviewed by our legal department, and risks are highlighted and mitigated through discussions with IT, and our Chief Executive Officer and Chief Financial Officer.

During the fiscal year ended December 31, 2025, we did not experience any cybersecurity incidents that, individually or in the aggregate, were determined to be material to our financial condition or results of operations. We have not faced any threats that have resulted in loss of information, or inability to operate for any period of time; nor have any threats affected or been deemed likely to materially affect our business strategy, results of operations, or financial condition. If a material cybersecurity incident were to occur, it would be evaluated based on both quantitative and qualitative factors.

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

Item 2. Properties

In 2025, we entered into a lease agreement for our corporate headquarters located at 3590 North First Street in San Jose, California. The lease is valid through the end of 2027. This space, with a total of 12,783 square feet, is used for our headquarters and for research and development efforts.

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

Holders of Record

As of March 17, 2026, there were 6 stockholders of record of our common stock, and we believe we have significantly more beneficial owners of our common stock.

Dividend Policy

We have never paid cash dividends on our securities, and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. We intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

None

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have developed scalable, over-the-air WPN technology that integrates advanced semiconductor chipsets, software controls, hardware designs, and antenna systems to enable RF-based charging for ambient IoT devices, transforming supply chain capabilities from limited tracking to overall business intelligence. Our WPN technology consists of transmitter systems, receiver integrated circuits, and supporting software designed to deliver power and data to battery-free IoT devices across a range of operating distances and power levels. These capabilities support applications that require continuous operation without wired power connections or periodic battery replacement.

With a patent portfolio exceeding 300 patents, our solutions support both near-field and at-a-distance wireless power transmission and include advanced receiver technology designed for use across multiple device categories. Applications include retail sensors, ESLs, asset trackers, air quality monitors, motion detectors, and other monitoring solutions.

To date, we have developed and released multiple transmitter and battery-free receiver products. Our transmitters vary in form factors, power specifications, and operating frequencies, and our receivers are designed to support a range of wireless power-enabled device applications, including:

Device Type	Application
RF Tags	Cold Chain, Asset Tracking, Medical IoT
Ambient IoT Sensors	Cold Chain, Logistics, Asset Tracking
Electronic Shelf Labels	Retail and Industrial IoT

The first WPN-enabled product featuring our technology entered the market in 2019. In the fourth quarter of 2021, we commenced shipments of at-a-distance PowerBridge transmitter systems for commercial IoT applications and proof-of-concept deployments. In the second quarter of 2025, we introduced the battery-free e-Sense tag and the e-Compass cloud-based software platform, which together supported the first end-to-end wireless power-enabled IoT device monitoring and management solution. As we continue to innovate our technology applications, we anticipate the release of additional wireless power-enabled products.

Impact of Current Global Economic Conditions on Our Business

Uncertainty in the global economy presents significant risks to our business. We are subject to ongoing exposure related to the current macroeconomic environment, including inflation, rising interest rates, geopolitical factors such as the ongoing conflict between Russia and Ukraine, tensions between the United States and China as well as China and Taiwan, conflicts in the Middle East, and supply chain disruptions. These conditions may affect various aspects of our business, including our operations, financial position, cash flow, inventory management, supply chains, global regulatory approvals, purchasing trends, customer payment patterns, and the broader industry environment, as well as our employees.

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

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting periods.

Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

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

Determining the extent to which conditions or events raise substantial doubt about our ability to continue as a going concern requires significant judgment and estimation by us. Our significant estimates related to this analysis may include identifying business factors used in the forecasted financial results and liquidity. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain, and actual results could differ materially from those estimates.

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

Offering costs associated with warrants classified as liabilities are expensed as incurred and are presented as offering cost related to warrant liability in the statement of operations. Offering costs associated with the sale of warrants classified as equity are charged against proceeds received.

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

We record a majority of our revenue based on the shipment of products that we sell. Generally, there is a five-day return policy on our shipment of products. Additionally, we record revenue associated with product development projects that we enter into with certain customers. In general, these product development projects are complex, and we do not have certainty about our ability to achieve the project milestones. The achievement of a milestone is dependent on our performance obligation and requires acceptance by the customer. We recognize this revenue at the point in time at which the performance obligation is met. The payment associated with achieving the performance obligation is generally commensurate with our effort or the value of the deliverable and is nonrefundable. Any deferred revenue is recognized upon achievement of the performance obligation or expiration of a support agreement.

Inventory. We state inventory at the lower of cost, determined on a weighted average cost method, or net realizable value. Net realizable value is calculated at the end of each reporting period and an adjustment, if needed, is made. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the new cost basis.

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

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth selected Condensed Statements of Operations data (in thousands) and such data as a percentage of revenue:

	For the year ended December 31,
	2025	2024	$ Change	% Change
Revenue	$5,630	$768	$4,862	633%
Cost of revenue	3,601	756	2,845	376%
Gross profit	2,029	12	2,017	16,808%
Operating expenses:
Research and development	4,126	7,686	(3,560)	(46)%
Sales and marketing	2,359	3,066	(707)	(23)%
General and administrative	4,495	6,293	(1,798)	(29)%
Severance expense	403	1,377	(974)	(71)%
Expenses from abandoned financing transaction	661	—	661	100%
Total operating expenses	12,044	18,422	(6,378)	(35)%
Loss from operations	(10,015)	(18,410)	8,395	46%
Other income (expense), net:
Change in fair value of warrant liability	257	262	(5)	(2)%
Interest income, net	166	—	166	100%
Loss on retirement of property and equipment	(1)	—	(1)	(100)%
Loss on extinguishment of short-term debt	—	(219)	219	100%
Discount fees from accounts receivable factoring agreements	—	(31)	31	100%
Total other income, net	422	12	410	3,417%
Net loss	$(9,593)	$(18,398)	$8,805	48%

Revenues. During 2025 and 2024, we recorded revenue of $5.6 million and $0.8 million, respectively. The 633% year over year increase is primarily due to the expansion of commercial applications with multinational enterprise retailers, including two Fortune 10 companies (one of which accounted for 85% of our 2025 revenue), deploying our WPN technology in connection with their infrastructure modernization initiatives as well as a proof-of-concept deployment with a Fortune 500 customer, referred through the Company’s participation in the Amazon Web Services (“AWS”) Partner Network.

Cost of Revenue:

	For the year ended December 31,
	2025	2024	$ Change	% Change
Cost of revenue	$3,601	$756	$2,845	376%
Percent of total revenue	64%	98%

Cost of revenue was $3.6 million and $0.8 million, respectively, for 2025 and 2024. The increase is primarily due to higher sales volume of PowerBridge Pro transmitters that were shipped during 2025. With the continued ramp up of our volume manufacturing during 2025 and other strategic efforts made to optimize operations, product margins improved significantly, transitioning from a gross profit in 2024 of $12,000 to a gross profit in 2025 of approximately $2.0 million.

Operating expenses and Loss from Operations. Operating expenses are made up of research and development, sales and marketing, general and administrative, severance expense, and expenses from an abandoned financing transaction. The loss from operations was $10.0 million and $18.4 million, respectively, for 2025 and 2024.

Research and Development Costs:

	For the year ended December 31,
	2025	2024	$ Change	% Change
Research and development	$4,126	$7,686	$(3,560)	(46)%
Percent of total revenue	73%	1,001%

Research and development costs for 2025 and 2024 were $4.1 million and $7.7 million, respectively. The decrease of $3.6 million is primarily due to a $2.0 million decrease in employee-related costs, consisting primarily of an approximately $1.9 million decrease in personnel-related expenses and a $0.2 million decrease in stock-based compensation, a $1.3 million decrease in engineering prototype related expenses, supplies, and software costs, and a $0.2 million decrease in miscellaneous office expenses.

Sales and Marketing Costs:

	For the year ended December 31,
	2025	2024	$ Change	% Change
Sales and marketing	$2,359	$3,066	$(707)	(23)%
Percent of total revenue	42%	399%

Sales and marketing costs for 2025 and 2024 were $2.4 million and $3.1 million, respectively. The decrease of $0.7 million is primarily due to a $0.5 million decrease in consulting, public relations, and recruiting fees, a $0.1 million decrease in marketing and tradeshow expenses, and a $0.1 million decrease in trademark and promotional expenses.

General and Administrative Costs:

	For the year ended December 31,
	2025	2024	$ Change	% Change
General and administrative	$4,495	$6,293	$(1,798)	(29)%
Percent of total revenue	80%	819%

General and administrative costs for 2025 and 2024 were $4.5 million and $6.3 million, respectively. The decrease of $1.8 million is primarily due to a $0.6 million decrease in legal fees, a $0.4 million decrease in corporate expenses primarily related to stock registration and annual meeting fees, a $0.3 million decrease in consulting, investor relations fees, a $0.2 million decrease in office rent, a $0.2 million decrease in insurance premiums, a $0.1 million decrease in supplies, a $0.1 million decrease in recruiting costs, and a $0.1 million decrease in stock-based compensation, partially offset by a $0.3 million increase in payroll costs accrued as a result of key milestones achieved during 2025 under the 2025 Bonus Plan and higher employee benefit costs.

Severance Expense:

	For the year ended December 31,
	2025	2024	$ Change	% Change
Severance expense	$403	$1,377	$(974)	(71)%
Percent of total revenue	7%	179%

Severance expense for 2025 and 2024 was $0.4 million and $1.4 million, respectively. Severance expense during 2025 was related to separations with certain non-executive employees. Severance expense during 2024 was primarily due to the departure of our former CEO, representing approximately $1.2 million in recorded severance expense.

Expenses from Abandoned Financing Transaction:

	For the year ended December 31,
	2025	2024	$ Change	% Change
Expenses from abandoned financing transaction	$661	$—	$661	100%
Percent of total revenue	12%	0%

Expenses related to our abandoned financing transaction were $0.7 million during 2025, primarily attributable to our decision to terminate and refund the previously announced convertible preferred equity offering under Regulation A. There was no such expense during 2024.

Other income (expense), net:

	For the year ended December 31,
	2025	2024	$ Change	% Change
Change in fair value of warrant liability	$257	$262	$(5)	(2)%
Interest income, net	166	—	166	100%
Loss on retirement of property and equipment	(1)	—	(1)	(100)%
Loss on extinguishment of short-term debt	—	(219)	219	100%
Discount fees from accounts receivable factoring agreements	—	(31)	31	100%
Total other income, net	$422	$12	$410	3,417%

Other income resulting from the change in fair value of the warrant liability was approximately $0.3 million in both 2024 and 2025. The changes for both periods were due to a lower market value of our common stock. As of December 31, 2025, the 2023 Warrants were fully exercised, eliminating the related warrant liability.

Net interest income for 2025 was $0.2 million and $0 for 2024. During 2025, we earned $0.5 million in interest from our money market account, partially offset by $0.3 million in interest expense related to a short-term loan, originated in 2024 and paid off in 2025. During 2024, we earned $0.2 million in interest from our money market account, offset by $0.2 million in interest expense from a short-term loan.

Loss on extinguishment of short-term debt was $0.2 million during 2024. We did not incur such cost during 2025.

Net Loss. As a result of the factors described above, the net loss for 2025 was $9.6 million, compared to $18.4 million for 2024.

ATM Offering Program

On June 21, 2024, we entered into the At the Market Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which we could issue and sell of up to $3.45 million in shares of our common stock (as amended to date, the “ATM Program”). During the year ended December 31, 2024, we sold 228,392 shares of our common stock under the ATM Program for net proceeds of approximately $3.2 million (net of commissions and other related offering expenses of approximately $0.3 million).

Among other adjustments since June 2024, we filed a prospectus supplement on February 13, 2025, providing for the issuance and sale of up to an additional $80.0 million of shares of common stock under the ATM Program. The maximum capacity under this prospectus supplement was subsequently reduced to $70.0 million on September 10, 2025. During the three months ended December 31, 2025, we sold 25,093 shares of our common stock under the ATM Program for net proceeds of approximately $0.1 million. During the year ended December 31, 2025, we sold 555,155 shares of common stock pursuant to the February 2025 prospectus supplement, resulting in net proceeds of approximately $5.0 million (net of commissions and other related offering expenses of approximately $0.4 million). In total, during the year ended December 31, 2025, we sold an aggregate of 1,107,968 shares of common stock under all prospectus supplements to the ATM Program for net proceeds of approximately $18.4 million (net of commissions and other related offering expenses of approximately $1.2 million). As of December 31, 2025, approximately $64.6 million in shares of common stock remained available for issuance under the ATM Program, subject to availability of authorized shares.

2025 Offering

On September 10, 2025, we entered into a securities purchase agreement with an institutional investor (the “Investor”), providing for the issuance and sale, in a registered direct offering (the “2025 Offering”), of (i) 120,000 shares of our common stock, (ii) pre-funded warrants to purchase up to 465,347 shares of common stock (the “2025 Pre-Funded Warrants”), and (iii) warrants to purchase up to an aggregate of 585,347 shares of common stock (the “2025 Warrants”). Each share of common stock and 2025 Pre-Funded Warrant was offered and sold together with an accompanying 2025 Warrant at a combined price of $7.92 per share of common stock or 2025 Pre-Funded Warrant and accompanying 2025 Warrant, as applicable. Each 2025 Pre-Funded Warrant and 2025 Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.00001 per share, in the case of the 2025 Pre-Funded Warrants, or $7.79 per share, in the case of the 2025 Warrants. The 2025 Pre-Funded Warrants expire when they are exercised in full and the 2025 Warrants expire five years from the date of issuance.

The 2025 Offering closed on September 11, 2025. We received net proceeds of approximately $4.0 million from the 2025 Offering, after deducting placement agent fees and estimated offering expenses.

Additionally, pursuant to the Engagement Letter, dated as of July 9, 2024, as amended on December 20, 2024 and August 20, 2025 (the “Original Engagement Letter”), between the Company and Wainwright, and the Engagement Letter Joinder Agreement, dated as of September 10, 2025 (the “Joinder Agreement” and, together with the Original Engagement Letter, the “Engagement Letter”), by and among Energous, Wainwright and Rodman & Renshaw LLC (“Rodman & Renshaw” and, together with Wainwright, the “Placement Agents”), Energous, in connection with the closing of the 2025 Offering, agreed to issue to the Placement Agents or their respective designees warrants (the “Registered Direct Offering Placement Agent Warrants”) to purchase up to an aggregate of 40,974 shares of common stock. The Registered Direct Offering Placement Agent Warrants have substantially the same terms as the 2025 Warrants, except the Registered Direct Offering Placement Agent Warrants are exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of $9.90 per share and the Registered Direct Offering Placement Agent Warrants expire on September 10, 2030.

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

As consideration for the exercise of the 2023 Warrants and 2024 Warrants for cash, we issued new unregistered warrants (the “New Warrants”) to purchase up to an aggregate of 47,764 shares of common stock at an exercise price of $7.79 per share (the “New Warrant Shares”). The New Warrants are exercisable immediately upon issuance and will expire five years following the initial issuance date. Except as described herein, the New Warrants are substantially similar to the 2023 Warrants and 2024 Warrants. The closing of the Concurrent Warrant Exercise Transaction occurred on September 11, 2025.

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

On July 7, 2025, we repaid all outstanding amounts owed to the lender under the Amended Loan Agreement. As a result, the Company has no remaining obligations under the Amended Loan Agreement, and no amounts were outstanding as of December 31, 2025.

Liquidity and Capital Resources

During 2025 and 2024, we recorded revenue of $5.6 million and $0.8 million, respectively. We incurred a net loss of $9.6 million and $18.4 million for 2025 and 2024, respectively. Net cash used in operating activities was $12.4 million and $17.6 million for 2025 and 2024, respectively. As of December 31, 2025, we had cash on hand of $10.4 million. We are currently meeting our liquidity requirements through the collection of accounts receivable and net proceeds of securities offerings through the at-the-market ATM Program. As of March 23, 2026, cash on hand was $39.4 million.

Based on current operating levels and continuation of cost reduction efforts implemented during 2025, we believe we have sufficient cash on hand to fund the next 12 months of operations.

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

Cash Flows

Operating Activities - During 2025, cash flows used in operating activities were $12.4 million, consisting of a net loss of $9.6 million, less adjustments to reconcile net loss to net cash used in operating activities aggregating $0.2 million (principally stock-based compensation of $0.3 million and depreciation and amortization expense of $0.1 million, partially offset by change in fair value of warrant liability of $0.3 million), a $2.9 million increase in accounts receivable, a $1.0 million increase in inventory, a $0.9 million decrease in accounts payable and a $0.5 million increase in operating lease liabilities, partially offset by a $1.0 million increase in accrued liabilities, a $0.7 million decrease in prepaid expenses and other current assets, net of other assets, and a $0.6 million increase in operating lease right-of-use assets.

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

Investing Activities - During both 2025 and 2024, cash flows used in investing activities were $0.1 million. The cash used in 2025 and 2024 was for the purchases of testing hardware and computer equipment.

Financing Activities - During 2025, cash flows provided by financing activities were $21.6 million, which primarily consisted of $18.4 million in net proceeds from the sale of shares of our common stock under the ATM Program, $4.0 million in net proceeds from the sale of stock and warrants and $0.4 million in proceeds from warrant exercises, partially offset by $0.9 million in repayments of a short-term loan and $0.3 million in repayments of financed insurance. During 2024, cash flows provided by financing activities were $5.1 million, which primarily consisted of $3.2 million in net proceeds from the sale of shares of our common stock under the ATM Program, $1.8 million in net proceeds from a registered direct offering that included the sale of common stock, pre-funded warrants and warrants and net borrowings of $0.8 million from a short-term loan, partially offset by $0.3 million in repayments of financed insurance and $0.3 million in repayments of a short-term loan.

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

Item 8. Financial Statements and Supplementary Data.

Energous Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Energous Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Energous Corporation (a Delaware corporation) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BPM LLP

We have served as the Company’s auditor since 2024.

San Jose, California

March 26, 2026

Energous Corporation

BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$10,401	$1,353
Accounts receivable, net	2,988	78
Inventory	1,509	498
Prepaid expenses and other current assets	422	983
Total current assets	15,320	2,912
Property and equipment, net	298	356
Other assets	252	—
Operating lease right-of-use assets	872	527
Total assets	$16,742	$3,795
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$954	$1,852
Accrued expenses	2,095	1,135
Accrued severance expense	—	28
Warrant liability	—	358
Operating lease liabilities, current portion	491	668
Short-term loan payable, net	88	818
Deferred revenue	27	13
Total current liabilities	3,655	4,872

Operating lease liabilities, long-term portion	589	—
Total liabilities	4,244	4,872

Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized as of December 31, 2025 and 2024; no shares issued or outstanding as of December 31, 2025 and 2024.	—	—
Common Stock, $0.00001 par value, 200,000,000 shares authorized as of December 31, 2025 and 2024; 2,200,240 and 452,533 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	1	1
Additional paid-in capital	422,530	399,362
Accumulated deficit	(410,033)	(400,440)
Total stockholders’ equity (deficit)	12,498	(1,077)
Total liabilities and stockholders’ equity	$16,742	$3,795

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-30 reverse stock split effected in August 2025, as discussed in Note 1.

Energous Corporation

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024
Revenue	$5,630	$768
Cost of revenue	3,601	756
Gross profit	2,029	12
Operating expenses:
Research and development	4,126	7,686
Sales and marketing	2,359	3,066
General and administrative	4,495	6,293
Severance expense	403	1,377
Expenses from abandoned financing transaction	661	—
Total operating expenses	12,044	18,422
Loss from operations	(10,015)	(18,410)
Other income (expense), net:
Change in fair value of warrant liability	257	262
Interest income, net	166	—
Loss on retirement of property and equipment	(1)	—
Loss on extinguishment of short-term debt	—	(219)
Discount fees from accounts receivable factoring agreements	—	(31)
Total other income (expense), net	422	12
Net loss	$(9,593)	$(18,398)
Basic and diluted loss per common share	$(6.46)	$(77.16)
Weighted average shares outstanding, basic and diluted	1,485,101	238,453

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-30 reverse stock split effected in August 2025, as discussed in Note 1.

Energous Corporation

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2024	182,380	$1	$393,539	$(382,042)	$11,498
Stock-based compensation - stock options	—	—	72	—	72
Stock-based compensation - restricted stock units (“RSUs”)	—	—	722	—	722
Stock-based compensation - employee stock purchase plan (“ESPP”)	—	—	5	—	5
Issuance of shares for RSUs	1,146	—	—	—	—
Shares purchased from contributions to the ESPP	238	—	6	—	6
Shares issued to consultants for services	5,433	—	95	—	95
Pre-funded warrants exercised	15,014	—	—	—	—
Issuance of shares in a sale of common stock, pre-funded warrants and warrants, net of $230 in issuance costs	19,000	—	1,770	—	1,770
Issuance of shares in an at-the-market (“ATM”) placement, net of $346 in issuance costs	229,322	—	3,153	—	3,153
Net loss	—	—	—	(18,398)	(18,398)
Balance, December 31, 2024	452,533	1	399,362	(400,440)	(1,077)
Stock-based compensation - RSUs	—	—	281	—	281
Issuance of shares for RSUs	4,128	—	—	—	—
Shares issued to consultants for services	2,500	—	25	—	25
Warrants exercised	47,764	—	364	—	364
Reclassification of a warrant liability upon warrant exercise	—	—	101	—	101
Pre-funded warrants exercised	465,347	—	—	—	—
Issuance of shares in a sale of common stock, pre-funded warrants and warrants, net of $592 in issuance costs	120,000	—	4,044	—	4,044
Issuance of shares in an ATM placement, net of $1,155 in issuance costs	1,107,968	—	18,353	—	18,353
Net loss	—	—	—	(9,593)	(9,593)
Balance, December 31, 2025	2,200,240	$1	$422,530	$(410,033)	$12,498

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-30 reverse stock split effected in August 2025, as discussed in Note 1.

Energous Corporation

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,593)	$(18,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139	196
Stock-based compensation	281	799
Loss on retirement of property and equipment	1	—
Common stock issued to consultants for services	—	95
Loss on extinguishment of short-term debt	—	219
Accrued interest	—	81
Amortization of short-term loan fees	39	13
Change in fair value of warrant liability	(257)	(262)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,910)	24
Inventory	(1,011)	(68)
Prepaid expenses and other current assets	933	(42)
Other assets	(252)	—
Operating lease right-of-use (“ROU”) assets	576	657
Accounts payable	(898)	(27)
Accrued expenses	1,030	(200)
Accrued severance expense	(28)	(106)
Operating lease liabilities	(484)	(540)
Deferred revenue	14	(14)
Net cash used in operating activities	(12,420)	(17,573)
Cash flows from investing activities:
Purchases of property and equipment	(82)	(123)
Net cash used in investing activities	(82)	(123)
Cash flows from financing activities:
Net borrowings from short-term loan	—	801
Repayments of short-term loan	(873)	(269)
Net proceeds from exercise of warrant liability	364	—
Repayments of financed insurance	(338)	(348)
Net proceeds from an ATM offering	18,353	3,153
Net proceeds from a sale of common stock and warrant issuance	4,044	1,770
Proceeds from contributions to the ESPP	—	6
Net cash provided by financing activities	21,550	5,113
Net increase (decrease) in cash, cash equivalents and restricted cash	9,048	(12,583)
Cash, cash equivalents and restricted cash - beginning	1,353	13,936
Cash, cash equivalents and restricted cash - ending	$10,401	$1,353
Supplemental disclosure of cash flow information:
Interest paid	$277	$140
Supplemental disclosure of non-cash investing and financing activities:
Decrease in ROU assets and operating lease liabilities from lease amendment	$—	$51
Increase in ROU assets and operating lease liabilities from lease modification	$896	$5
Decrease in ROU assets from shares issued to landlord	$25	$—
Accrued interest in short-term loan payable	$70	$—
Reclassification of warrant liability to equity upon warrant exercise	$101	$—
Financing of insurance premiums	$372	$402

ENERGOUS CORPORATION

Notes to Financial Statements

Note 1 – Business Organization, Nature of Operations

Description of Business

Energous Corporation d/b/a Energous Wireless Power Solutions (the “Company”) has developed scalable, over-the-air Wireless Power Network (“WPN”) technology that integrates advanced semiconductor chipsets, software controls, hardware designs, and antenna systems to enable radio frequency (“RF”)-based charging for ambient Internet of Things (“IoT”) devices, transforming supply chain capabilities from limited tracking to overall business intelligence. The Company’s WPN technology consists of transmitter systems, receiver integrated circuits, and supporting software designed to deliver power and data to battery-free IoT devices across a range of operating distances and power levels. These capabilities support applications that require continuous operation without wired power connections or periodic battery replacement.

With a patent portfolio exceeding 300 patents, the Company’s solutions support both near-field and at-a-distance wireless power transmission and include advanced receiver technology designed for use across multiple device categories. Applications include retail sensors, electronic shelf labels (“ESLs”), asset trackers, air quality monitors, motion detectors, and other monitoring solutions.

To date, the Company has developed and released multiple transmitter and battery-free receiver products. The Company’s transmitters vary in form factors, power specifications, and operating frequencies, and our receivers are designed to support a range of wireless power-enabled device applications, including:

Device Type	Application
RF Tags	Cold Chain, Asset Tracking, Medical IoT
Ambient IoT Sensors	Cold Chain, Logistics, Asset Tracking
Electronic Shelf Labels	Retail and Industrial IoT

The first WPN-enabled product featuring the Company’s technology entered the market in 2019. In the fourth quarter of 2021, the Company commenced shipments of at-a-distance PowerBridge transmitter systems for commercial IoT applications and proof-of-concept deployments. In the second quarter of 2025, the Company introduced the battery-free e-Sense tag and the e-Compass cloud-based software platform, which together supported the first end-to-end wireless power-enabled IoT device monitoring and management solution. As the Company continues to innovate its technology applications, the Company anticipates the release of additional wireless power-enabled products.

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

Note 2 – Liquidity and Management Plans

During the years ended December 31, 2025 and 2024, the Company recorded revenue of $5.6 million and $0.8 million, respectively. The Company incurred a net loss of $9.6 million and $18.4 million for the years ended December 31, 2025 and 2024, respectively. Net cash used in operating activities was $12.4 million and $17.6 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had cash on hand of $10.4 million. The Company is currently meeting its liquidity requirements through the collection of accounts receivable and net proceeds generated from securities offerings through the Company’s ATM Program (see Note 10 – Capital Stock and Warrants and Note 17 – Subsequent Events) and selectively capital stock and warrants financings.

Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements - Going Concern, requires management to assess the Company’s ability to continue as a going concern. In accordance with this guidance, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

In addition to cash on hand as of December 31, 2025, the Company raised net proceeds in the ATM Program of approximately $31.9 million between January 2 and March 23, 2026 (see Note 17 – Subsequent Events). Based on current operating levels and cost reductions implemented during 2025, the Company believes it has sufficient cash on hand and access to capital to fund operations for at least the next 12 months.

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

Reclassifications

Certain reclassifications have been made to the fiscal year 2024 financial statements to conform to the 2025 presentation. The Company reclassified certain expenses between research and development and general and administrative expenses. The amounts were not considered material to the financial statements. The reclassifications had no impact on total assets, total liabilities, stockholders’ equity (deficit) or net loss.

Note 3 – Summary of Significant Accounting Policies, continued

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting periods.

The Company’s significant estimates and assumptions include recognition of revenue, inventory valuation, fair value of warrant liabilities, accounting for lease obligations and the valuation allowance on deferred tax assets. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. As of December 31, 2025 and 2024, and periodically throughout the year, the Company had cash balances in various operating accounts in excess of federally insured limits. The Company maintains its cash and cash equivalents with what it considers high credit quality financial institutions.

One customer accounted for approximately 85% of the Company's revenue for the year ended December 31, 2025 and two customers accounted for approximately 76% of the Company's revenue for the year ended December 31, 2024. One customer accounted for approximately 99% of the Company's accounts receivable balance as of December 31, 2025. Two customers accounted for approximately 99% of the Company's accounts receivable balance as of December 31, 2024. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company's management performs ongoing credit evaluations of its customers' financial condition. The Company maintains allowances for potential credit losses in its financial statements.

Substantially all of the Company's product sales were supplied by one contract manufacturer during the years ended December 31, 2025 and 2024 which exposes it to various risks.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Note 3 – Summary of Significant Accounting Policies, continued

Offering costs associated with warrants classified as liabilities are expensed as incurred and are presented as offering costs related to warrant liability in the statement of operations. Offering costs associated with the sale of warrants classified as equity are charged against proceeds received.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, are an approximate of their fair values because of the short maturity of these instruments. The carrying amounts of the Company’s short-term debt and lease liabilities approximate fair value due to the market interest rates that these obligations bear and interest rates currently available to the Company. The Company’s derivative liabilities recognized at fair value on a recurring basis are a level 3 measurement (see Note 15 – Fair Value Measurement).

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

Note 3 – Summary of Significant Accounting Policies, continued

The Company’s revenue consists of its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the years ended December 31, 2025 and 2024, the Company recognized $5.6 million and $0.8 million in revenue, respectively (see Note 12 – Revenue Recognition for additional information on revenue disaggregation).

The Company records a majority of its revenue based on the shipment of products that it sells. Generally, there is a five-day return policy on the Company’s shipment of products. Additionally, the Company records revenue associated with product development projects that it enters into with certain customers. In general, these product development projects are complex, and the Company does not have certainty about its ability to achieve the project milestones. The achievement of a milestone is dependent on the Company’s performance obligation and requires acceptance by the customer. The Company recognizes this revenue at the point in time at which the performance obligation is met. The payment associated with achieving the performance obligation is generally commensurate with the Company’s effort or the value of the deliverable and is nonrefundable. Any deferred revenue is recognized upon achievement of the performance obligation or expiration of a support agreement. Payment terms for most customer invoices are a minimum of net 30 days. Product sales are usually subject to a warranty of a minimum of one year.

Shipping and Handling

The Company reflects the cost of shipping its products to customers as a cost of revenue. Reimbursements received from customers for freight costs are recognized as product revenue.

Accounts Receivable

The Company reviews its receivables for collectibility based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company recorded $0 for credit losses on its accounts receivable as of both December 31, 2025 and 2024.

The Company follows ASC Topic 310, Receivables (“Topic 310”) to account for transactions related to factoring accounts receivable. The Company has entered into an agreement to sell certain accounts receivable to a third-party financial institution under which the Company receives the proceeds of customer invoices from the third-party financial institution, less a discount fee. The third-party financial institution is responsible for subsequent collection of the amount due from the customer without recourse. Proceeds from the factoring agreements are reflected as a reduction of accounts receivable on the Company’s balance sheets and included in the cash flows operating activities in the statements of cash flows. The Company received proceeds under its accounts receivable factoring agreement of approximately $0 and $0.3 million during the years ended December 31, 2025 and 2024, respectively. There were no outstanding receivables due under the accounts receivable factoring agreement as of December 31, 2025 and 2024. Discount fees from factoring accounts receivable were approximately $0 and $31,000 for the years ended December 31, 2025 and 2024, respectively, and are included in other income (expense), net on the statement of operations.

Inventory

Inventory is stated at the lower of cost, determined on a weighted average cost method, or net realizable value. Net realizable value is calculated at the end of each reporting period and adjustment, if needed, is made. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the new cost basis.

Note 3 – Summary of Significant Accounting Policies, continued

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $4.1 million and $7.7 million for the years ended December 31, 2025 and 2024, respectively.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between consolidated financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the years in which those tax assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowances is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company continues to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the valuation allowance on deferred tax assets would be recorded in the statements of operations for the period that the adjustment is determined to be required.

The Company accounts for uncertain tax position in accordance with ASC 740. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The guidance from ASC 740 also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other provisions, this act includes permanently extending and modifying certain expiring provisions of the 2017 Tax Cuts and Jobs Act and immediate expensing of domestic research and development expenses. The Company does not believe the impact of these provisions and the OBBBA to have a material impact on its financial statements.

Note 3 – Summary of Significant Accounting Policies, continued

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants (using the treasury stock method) and the vesting of RSUs. The computation of diluted net loss per common share excludes potentially dilutive securities of 688,419 and 65,710 for the years ended December 31, 2025 and 2024, respectively, because their inclusion would be antidilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
Warrants issued to investors	677,428	47,764
RSUs	10,991	17,946
Total potentially dilutive securities	688,419	65,710

For the year ended December 31, 2025, the table above includes 633,111 warrants expiring on September 10, 2030, which have an exercise price of $7.79 per share, and 44,317 warrants expiring on September 10, 2030, which have an exercise price of $9.90 per share. For the year ended December 31, 2024, the table above includes 34,014 warrants expiring on February 20, 2029, which have an exercise price of $55.20 per share and 13,750 warrants expiring on March 28, 2029, which, as of December 31, 2024 had an exercise price of $9.00 per share.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the useful lives (in years) of the related asset. The Company currently uses the following expected life terms for depreciating property and equipment: computer software – 1-2 years, computer hardware – 3 years, furniture and fixtures – 7 years, leasehold improvements – shorter of estimated life or remaining life of the lease.

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

Adoption of New Accounting Standard

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures” (“ASU 2023-09”). This standard is intended to enhance the transparency and usefulness of income tax disclosures to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The Company adopted this standard during the year ended December 31, 2025. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

Recent Accounting Pronouncements, Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which intends to improve the navigability of the guidance in ASC 270, “Interim Reporting” (“ASC 270”) and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”, which addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260, “Earnings Per Share” (“ASC 260”), retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

Management has reviewed other recently issued accounting pronouncements issued or proposed by the FASB and does not believe any of these accounting pronouncements have or will have a material impact on the financial statements.

Note 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	December 31, 2025	December 31, 2024
Prepaid insurance	$152	$163
Deposit for intellectual property renewals	106	—
Deferred cost of revenue	54	—
Prepaid software and support	24	67
Deposit with contract manufacturer	21	323
Prepaid subscriptions	13	22
Tradeshow deposits	6	21
Prepaid and deferred financing costs	—	372
Other deposits	46	15
Total	$422	$983

In addition to the prepaid expenses and other current assets disclosed above, the Company had $0.3 million and $0 in other assets relating to deposits for intellectual property renewals as of December 31, 2025 and 2024, respectively.

Note 5 – Inventory

Below is a summary of the Company’s inventory as of December 31, 2025 and 2024 (in thousands):

	Balance as of
	December 31, 2025	December 31, 2024
Raw materials	$679	$498
Work-in-process	109	—
Finished goods	721	—
Total	$1,509	$498

Note 6 – Property and Equipment

Below is a summary of the Company’s property and equipment as of December 31, 2025 and 2024 (in thousands):

	Balance as of
	December 31, 2025	December 31, 2024
Computer hardware	$1,562	$2,257
Computer software	1,055	1,055
Furniture and fixtures	206	489
Leasehold improvements	424	783
	3,247	4,584
Less – accumulated depreciation	(2,949)	(4,228)
Total property and equipment, net	$298	$356

The Company disposed of $1.4 million in fully depreciated property and equipment during the year ended December 31, 2025. There were no disposals during the year ended December 31, 2024. Total depreciation and amortization expense of the Company’s property and equipment was $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively, of which, $1,000 and $4,000 were included in cost of revenue for the years ended December 31, 2025 and 2024, respectively.

Note 7 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	Balance as of
	December 31, 2025	December 31, 2024
Accrued compensation	$1,341	$740
Accrued purchased inventory received	359	—
Accrued stock registration expense	186	40
Customer deposits received	32	—
Accrued legal expenses	30	178
Accrued interest	—	81
Other accrued expenses	147	96
Total	$2,095	$1,135

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

On March 19, 2025, the Company signed an amendment to the existing lease for its office space at its corporate headquarters in San Jose, California, relocating to a smaller suite within the same building and extending the lease through December 31, 2027. The Company agreed to issue 2,500 shares of its common stock to the landlord upon signing the amendment as partial consideration for the amended lease and agreed to new monthly payments beginning October 2025 of approximately $37,000, escalating to approximately $46,000 during 2026 and $51,000 during 2027. As a result of the new lease amendment signed on March 19, 2025, the ROU asset and operating lease liability were both increased by approximately $0.9 million. The Company recorded lease expense of $0.5 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.

Operating Lease Commitments

The Company follows ASC 842, Leases, (“Topic 842”) and recognizes the required ROU assets and operating lease liabilities on its balance sheets. The Company anticipates having future total lease payments of $1.2 million through the fourth quarter of 2027. As of December 31, 2025, the Company has total operating lease right-of-use assets of $0.9 million, current operating lease liabilities of $0.5 million and long-term operating lease liabilities of $0.6 million. The weighted average remaining lease term is 2.0 years as of December 31, 2025.

Note 8 – Commitments and Contingencies, continued

A reconciliation of undiscounted cash flows to lease liabilities recognized as of December 31, 2025 is as follows (in thousands):

For the year ending December 31,	Amount
2026	$556
2027	610
Total future lease payments	1,166
Present value discount (8.0% weighted average)	(86)
Total operating lease liabilities	$1,080

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

Under the 2024 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents, defining the performance metrics used to determine whether any such bonuses will be paid and determining whether those performance metrics have been achieved. During the year ended December 31, 2025, the Company did not record any expense under the 2024 Bonus Plan. During the year ended December 31, 2024, the Company recorded $0.3 million expense under the 2024 Bonus Plan which was paid out during the first quarter of 2025.

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

Under the 2025 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents and defining the annual performance metrics against which the bonus compensation will be measured. The level of achievement against pre-defined performance metrics is used to determine whether any such bonuses will be paid and whether those performance metrics have been satisfactorily achieved. The Company accrued $1.1 million in bonus expense under the 2025 Bonus Plan during the year ended December 31, 2025, which the Company plans to pay during the first quarter of 2026.

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

As of December 31, 2025, the Company had no unpaid severance expense pertaining to the Johnston Severance Agreement.

Note 9 – Short-term Debt

Financing for Insurance Premiums

On April 29, 2025, the Company financed approximately $0.3 million in business insurance premiums to be repaid in nine installments of approximately $35,000 with a borrowing rate of 6.99% per year. On October 15, 2025, the Company financed approximately $0.1 million in cyber liability and additional insurance premiums to be repaid in 11 installments of approximately $6,000 with a borrowing rate of 6.09% per year. As of December 31, 2025, the Company had an outstanding balance of approximately $0.1 million on the financing for its insurance premiums with a weighted average borrowing rate of 6.45% per year.

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

As of December 31, 2025, the Company had no short-term loan payable balance in relation to the Agile loan agreement. The Company recorded interest expense of approximately $0.2 million related to the Amended Loan Agreement during the year ended December 31, 2025. The payment multiplier on the New Term Loan was 1.42. An administrative fee of $25,000 was paid on the Original Loan agreement, and an administrative fee of $48,000 was paid on the Amended Loan Agreement. These fees were recorded as a debt discount against the proceeds received. As of December 31, 2025, the debt discount was fully amortized. On July 7, 2025, the Company paid off all outstanding amounts owed to the Lender. As of December 31, 2025, no balance was owed pursuant to the Amended Loan Agreement.

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

Financing

On November 15, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on December 16, 2021. This shelf registration statement allowed the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $100 million. Pursuant to this registration statement, on March 28, 2023, the Company completed an underwritten offering pursuant to which it issued and sold an aggregate of (i) 13,750 shares of its common stock and (ii) warrants to purchase up to 13,750 shares of its common stock (the “2023 Warrants”), for net proceeds of $2.7 million, after deducting underwriting discounts, commission and expenses payable by the Company. The 2023 Warrants were immediately exercisable upon issuance and had a term of six years and an initial exercise price of $240.00.

The Company allocated the proceeds received first to the 2023 Warrants based on the fair value of the 2023 Warrants as determined at initial measurement, with the remaining proceeds allocated to the shares of common stock (see Note 14 – Warrant Liability and Note 15 – Fair Value Measurements). Pursuant to the terms of the 2023 Warrants, the exercise price was adjusted to $49.80 and $9.00 during 2023 and 2024, respectively, and was further adjusted to $8.40 as of June 30, 2025. As of December 31, 2025, the 2023 Warrants had been fully exercised.

On December 13, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective February 12, 2025. This shelf registration statement allowed the Company to sell, from time to time, any combination of debt or equity securities described in the registration statement up to aggregate proceeds of $80 million.

On February 15, 2024, the Company entered into a securities purchase agreement with an institutional investor, providing for the issuance and sale by the Company in a registered direct offering (the “2024 Offering ”) of (i) 19,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 15,014 shares of common stock (referred to individually as a “2024 Pre-Funded Warrant” and collectively as the “2024 Pre-Funded Warrants”), and (iii) warrants to purchase an aggregate of 34,014 shares of common stock (referred to individually as a “2024 Warrant” and collectively as the “2024 Warrants”). Each share of common stock and 2024 Pre-Funded Warrant was offered and sold, together with an accompanying 2024 Warrant at a combined price of $58.80 per share of common stock or 2024 Pre-Funded Warrant, as applicable, and the accompanying 2024 Warrant. Each 2024 Pre-Funded Warrant and 2024 Warrant was exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.03 per share, in the case of 2024 Pre-Funded Warrants, or $55.20 per share, in the case of 2024 Warrants. The 2024 Pre-Funded Warrants expired upon full exercise in April 2024, and the 2024 Warrants had an expiration date of five years from the date of issuance. The 2024 Offering closed on February 20, 2024. The Company received net proceeds of approximately $1.8 million (net of $0.2 million in issuance costs) in the 2024 Offering. As of December 31, 2025, the 2024 Warrants had been fully exercised.

On June 21, 2024, the Company filed a prospectus supplement covering the offering, issuance and sale of up to $3.4 million in shares of the Company’s common stock pursuant to an At the Market Offering Agreement, dated June 21, 2024, between the Company and H.C. Wainwright & Co., LLC (the “ATM Program”). Prior to the commencement of the ATM Program, the Company sold 930 shares of its common stock for proceeds of $47,000 (net of commissions and fees of $2,000) during the year ended December 31, 2024 under the preceding ATM program. During the year ended December 31, 2024, the Company sold 228,392 shares of its common stock under the ATM Program for net proceeds of approximately $3.2 million (net of commissions and other related offering expenses of approximately $0.3 million).

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

Note 10 – Capital Stock and Warrants, continued

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

On February 13, 2025, the Company filed a prospectus supplement for the issuance and sale of an additional $80.0 million in shares of common stock under the ATM Program. On September 10, 2025, the ATM Program was reduced to up to $70.0 million in shares of common stock. In total, during the year ended December 31, 2025, the Company sold 555,155 shares of its common stock for net proceeds of approximately $5.0 million (net of commissions and related offering expenses of approximately $0.4 million) under the ATM Program. As of December 31, 2025, approximately $64.6 million in shares of common stock remained available for issuance under the ATM Program, subject to availability of authorized shares.

On September 10, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), providing for the issuance and sale by the Company, in a registered direct offering (the “2025 Offering”), of (i) 120,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 465,347 shares of common stock (the “2025 Pre-Funded Warrants”), and (iii) warrants to purchase up to an aggregate of 585,347 shares of common stock (the “2025 Warrants”). Each share of common stock and 2025 Pre-Funded Warrant was offered and sold together with an accompanying 2025 Warrant at a combined price of $7.92 per share of common stock or 2025 Pre-Funded Warrant and accompanying 2025 Warrant, as applicable. Each 2025 Pre-Funded Warrant and 2025 Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.00001 per share, in the case of the 2025 Pre-Funded Warrants, or $7.79 per share, in the case of the 2025 Warrants. The 2025 Pre-Funded Warrants expire when they are exercised in full and the 2025 Warrants expire five years from the date of issuance. As of December 31, 2025, no 2025 Pre-Funded Warrants and 585,347 2025 Warrants were outstanding.

The 2025 Offering closed on September 11, 2025. The Company received net proceeds of approximately $4.0 million from the 2025 Offering, after deducting placement agent fees and estimated offering expenses payable by the Company.

Additionally, pursuant to the Engagement Letter, dated as of July 9, 2024, as amended to date (the “Original Engagement Letter”), between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), and the Engagement Letter Joinder Agreement, dated as of September 10, 2025 (the “Joinder Agreement” and, together with the Original Engagement Letter, the “Engagement Letter”), by and among the Company, Wainwright and Rodman & Renshaw LLC (“Rodman & Renshaw” and, together with Wainwright, the “Placement Agents”), the Company, in connection with the closing of the 2025 Offering, agreed to issue to the Placement Agents or their respective designees warrants (the “Registered Direct Offering Placement Agent Warrants”) to purchase up to an aggregate of 40,974 shares of common stock. The Registered Direct Offering Placement Agent Warrants have substantially the same terms as the 2025 Warrants, except the Registered Direct Offering Placement Agent Warrants are exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of $9.90 per share and the Registered Direct Offering Placement Agent Warrants expire on September 10, 2030.

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

Note 10 – Capital Stock and Warrants, continued

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

On March 11, 2025, the Company withdrew the Regulation A Offering. No sales of Units were made pursuant to the Regulation A Offering. The Company’s prepaid expenses and other current assets as of December 31, 2024 included approximately $0.3 million in prepaid financing expenses related to the Regulation A Offering. An additional $0.4 million in expenses related to the Regulation A Offering was recorded during the year ended December 31, 2025. Upon termination of the Regulation A Offering, the Company recorded a one-time total write-off of $0.7 million as expenses related to an abandoned financing transaction during the year ended December 31, 2025.

Common Stock Outstanding

The Company’s outstanding shares of common stock typically include shares that are deemed delivered under U.S. GAAP. Shares that are deemed delivered currently include shares that have vested, but have not yet been delivered, under tax-deferred equity awards, as well as shares purchased under the ESPP where actual transfer of shares normally occurs a few days after the completion of the purchase periods. There are no voting rights for shares that are deemed delivered under U.S. GAAP until the actual delivery of shares takes place. There are currently 200,000,000 shares of common stock authorized for issuance. As of December 31, 2025, there were 2,200,240 shares of the Company’s common stock outstanding.

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	December 31, 2025	December 31, 2024
RSUs outstanding	10,991	17,946
Warrants outstanding	677,428	47,764
Shares available for issuance under the 2024 Equity Incentive Plan	78,176	8,763
Shares available for issuance under the Employee Stock Purchase Plan	—	460
Total	766,595	74,933

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

On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 3,333 shares. On March 28, 2024, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 4,050 shares. As of December 31, 2025, there are 1,264 RSUs granted and outstanding under the 2017 Equity Inducement Plan. No new equity award grants are to be issued from the 2017 Equity Inducement Plan.

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

As of December 31, 2025, there are 9,727 RSUs granted and outstanding under the 2024 Equity Incentive Plan. As of December 31, 2025, 78,176 shares of common stock remain available for issuance under the 2024 Equity Incentive Plan.

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2025, the Compensation Committee granted directors an aggregate of 159 RSUs for service on the Board. These RSU awards vest on the one-year anniversary of the grant date.

During the year ended December 31, 2025, the Compensation Committee granted employees an aggregate of 2,099 RSUs, which vest over four years.

As of December 31, 2025, the unamortized fair value of the RSUs was $0.3 million. The unamortized amount will be expensed over a weighted average period of 2.4 years. A summary of the activity related to RSUs for the year ended December 31, 2025 is presented below:

		Weighted
		Average Grant
	Total	Date Fair Value
Outstanding as of January 1, 2025	17,946	$71.59
RSUs granted	2,258	13.77
RSUs forfeited	(5,085)	42.05
RSUs vested	(4,128)	107.89
Outstanding as of December 31, 2025	10,991	$59.75

Note 11 – Stock Based Compensation, continued

Employee Stock Purchase Plan (“ESPP”)

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

The weighted average grant-date fair value of the purchase option for each designated share purchased under the ESPP was approximately $19.20 per share for the year ended December 31, 2024, which represents the fair value of the option, consisting of three main components: (i) the value of the discount on the enrollment date, (ii) the proportionate value of the call option for 85% of the stock and (iii) the proportionate value of the put option for 15% of the stock. The Company did not recognize any compensation expense for the ESPP during the year ended December 31, 2025. The Company recognized compensation expense for the ESPP of approximately $5,000 for the year ended December 31, 2024.

The Company estimated the fair value of ESPP purchase options granted during the year ended December 31, 2024 using the Black-Scholes option pricing model. The fair values of ESPP purchase options granted were estimated using the following assumptions:

For the year ended December 31,
2024
Stock price	$32.70-54.90
Dividend yield	0%
Expected volatility	76%-112%
Risk-free interest rate	5.26%-5.37%
Expected life	6 months

Stock-Based Compensation Expense

The total amount of stock-based compensation was reflected within the statements of operations as (in thousands):

	For the year ended December 31,
	2025	2024
Research and development	$51	$213
Sales and marketing	131	287
General and administrative	82	163
Severance expense	16	130
Cost of revenue	1	6
Total	$281	$799

Note 12 – Revenue Recognition

The following tables depict the disaggregation of revenue by product or service and geographic region of the customers for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
Revenue by product/service	2025	2024
PowerBridge sales and shipping	$5,523	$676
Other	107	92
Total revenue	$5,630	$768

	For the year ended December 31,
Revenue by geographic region	2025	2024
United States	$5,186	$651
Europe	420	82
Other	24	35
Total revenue	$5,630	$768

Substantially all revenue recognized during 2025 and 2024 was recognized at a point in time.

Selected balance sheet line items that reflect accounts receivable and contract liabilities as of December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Balances as of December 31,
	2025	2024	2023
Trade receivables	$2,988	$78	$102
Deferred revenue	$27	$13	$27
Customer deposits	$32	$—	$—

The Company expects to satisfy its obligations under deferred revenue and collect all net trade receivables within one year of December 31, 2025.

Note 13 – Income Taxes

Losses before taxes by jurisdiction for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	For the year ended December 31,
	2025	2024
Domestic	$(9,593)	$(18,398)
Foreign	—	—
Loss before taxes	$(9,593)	$(18,398)

Current and deferred income tax expense for the years ended December 31, 2025 and 2024 are as follows (in thousands):

For the year ended December 31,
Current	2025	2024
Federal	$—	$—
State	—	—
Foreign	—	—
Total income tax expense	$—	$—

Note 13 – Income Taxes, continued

For the year ended December 31,
Deferred	2025	2024
Federal	$—	$—
State	—	—
Foreign	—	—
Total income tax expense	$—	$—

During the year ended December 31, 2025, the Company adopted ASU 2023-09 to enhance the income taxes disclosure and the rate reconciliation disclosure. See Note 3 – Summary of Significant Accounting Policies, Adoption of New Accounting Standard for additional details.

A summary of taxes paid by jurisdiction for the years ended December 31, 2025 and 2024 is as follows:

For the year ended December 31,
	2025	2024
Federal	$—	$—
State	—	—
Foreign	—	—
Total income taxes paid	$—	$—

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate of 21% is as follows:

	For the year ended December 31, 2025		For the year ended December 31, 2024
	Amount (in		Amount (in
	thousands)	Rate	thousands)	Rate
Income tax benefit at federal statutory rate	$(2,015)	21.0%	$(3,864)	21.0%
Tax credits:
Research and development credit	(238)	2.5	(447)	2.4
Change in valuation allowance	2,054	(21.4)	3,555	(19.3)
Nontaxable or nondeductible items:
Other	(8)	—	(168)	0.9
Excess tax deficit on stock awards	184	(1.9)	164	(0.9)
Changes in unrecognized tax benefits	24	(0.2)	760	(4.1)
Other adjustments	(1)	—	—	—
Effective income tax rate	$—	0.0%	$—	0.0%

Note 13 – Income Taxes, continued

As of December 31, 2025 and 2024, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Research and development tax credits	$11,470	$11,087
Net operating loss (“NOL”) carryovers	92,392	87,825
Property and equipment	75	197
Research and development (“R&D”) costs	3,802	6,919
Start-up and organizational costs	7	9
Stock-based compensation	107	338
Operating lease liability	254	176
Other accruals and reserves	321	215
Total gross deferred tax assets	108,428	106,766
Less: valuation allowance	(108,223)	(106,627)
Total deferred tax assets	205	139
Deferred tax liabilities:
Operating lease right-of-use asset	(205)	(139)
Total deferred tax liabilities	(205)	(139)
Total deferred taxes, net	$—	$—

The Company considers all available evidence, both positive and negative, including historical levels of taxable income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Because of the Company’s recent history of operating losses, management believes that it is more likely than not that all of the Company’s deferred tax assets will not be realized and accordingly, has provided a full valuation allowance for its deferred tax asset as of December 31, 2025 and 2024.

The change in the Company’s valuation allowance is as follows:

	2025	2024
January 1,	$106,627	$104,318
Increase in valuation allowance	1,596	2,309
December 31,	$108,223	$106,627

As of December 31, 2025 and 2024, the Company has NOL carryforwards for U.S. federal income tax purposes of approximately $340.0 million and $320.2 million, respectively, and for state income tax purposes, approximately $304.5 million and $294.9 million, respectively. NOL carryforwards of $255.3 million will be carried forward indefinitely for U.S. federal tax purposes and $84.7 million will expire beginning in 2033. State net operating loss carryforwards, if not utilized, will begin to expire on various dates starting in 2033. The Company has federal and state R&D tax credit carryforwards of approximately $7.8 million and $6.2 million, respectively. The federal R&D credit carryforwards will expire beginning in 2032 and state R&D credit carryforwards do not expire.

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

Note 13 – Income Taxes, continued

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

The total amount of unrecognized tax benefits as of December 31, 2025 is $1.4 million. If recognized, none of the unrecognized tax benefits would impact the effective tax rate because of the valuation allowance. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2025, there were no accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate any significant change of the unrecognized tax benefits within twelve months of this reporting date.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	2025	2024
Unrecognized tax benefit at beginning of year	$1,357	$—
Gross increases - tax positions in prior period	3	1,275
Gross increases - tax positions in current period	45	82
Unrecognized tax benefit at end of year	$1,405	$1,357

The Company files income tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s net operating loss carryforwards, all tax years since inception remain subject to examination by all taxing authorities. The Company is not currently under audit in any tax jurisdiction.

Note 14 - Warrant Liability

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

In the event of certain transactions such as a merger, consolidation, tender offer, reorganization, or other change in control, if holders of common stock are given any choice as to the consideration to be received, the holder of each 2023 Warrant shall be given the same choice of alternate consideration. In the event of certain transactions that are not within the Company’s control, such as a merger, consolidation, tender offer, reorganization, or other change in control of the Company, each holder of a 2023 Warrant shall be entitled to receive the same form of consideration at the Black Scholes value of the unexercised portion of the 2023 Warrant that is being offered and paid to holders of common stock, including the option to exercise the 2023 Warrants on a “cashless basis.”

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

Note 14 - Warrant Liability, continued

The Company accounted for the 2023 Warrants in accordance with the derivative guidance contained in ASC 815-40, as the warrants did not meet the criteria for equity treatment. The Company believes that the adjustments to the Exercise Price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the 2023 Warrants are not eligible for an exception from derivative accounting. As such, the 2023 Warrants were initially measured at fair value and recorded as a liability in the amount of $3.1 million. The Company recorded a change in fair value of the warrant liability of a decrease of $0.3 million for both the years ended December 31, 2025 and 2024. As of December 31, 2025, the 2023 Warrants had been fully exercised in the Concurrent Warrant Exercise Transaction, eliminating the recorded warrant liability. See Note 15 - Fair Value Measurements for details on changes of fair value of the warrant liability.

Note 15 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Balance as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$10,401	$—	$—	$10,401
Liabilities:
Warrant liability	$—	$—	$—	$—

	Balance as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,353	$—	$—	$1,353
Liabilities:
Warrant liability	$—	$—	$358	$358

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

The key inputs into the Monte Carlo simulation model for the 2023 Warrants are as follows:

	As of September 11,	As of December 31,
	2025 (exercise date)	2024
Share price	$7.66	$30.30
Exercise price	$6.76	$9.00
Term (in years)	—	4.24
Volatility	140%	90%
Risk-free rate	3.5%	4.3%
Dividend yield	0%	0%

Note 15 - Fair Value Measurements, continued

The decrease in the fair value of the 2023 Warrant liability was determined to be $0.3 million during both the years ended December 31, 2025 and 2024 (see Note 14 – Warrant Liability).

	For the year ended December 31,
	2025	2024
Beginning value	$358	$620
Change in value of warrant liability	(257)	(262)
Warrants exercised	(101)	—
Ending value	$—	$358

Note 16 – Employee Benefit Plan

The Company administers a 401(K) retirement plan (the “401(K) Plan”) in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(K) Plan. During the years ended December 31, 2025 and 2024, the Company made matching contributions of $159,000 and $98,000, respectively.

Note 17 – Subsequent Events

From January 2, 2026 to March 23, 2026, the Company settled sales of 3,299,728 shares of common stock for net proceeds of approximately $31.9 million under the ATM Program.

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

Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, have assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that our internal controls over financial reporting were effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this item will be included in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2025, and is incorporated herein by reference.

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

3.1

Second Amended and Restated Certificate of Incorporation of Energous Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020)

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2023)

3.3

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Energous Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2025)

3.4	Second Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 11, 2025)

4.1

Specimen Certificate representing shares of common stock of Energous Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193522) filed on March 21, 2014)

4.2	Description of the Registrant’s Securities+

4.3	Form of 2025 Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2025)

4.4	Form of 2025 Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2025)

4.5	Form of 2025 Offering Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 11, 2025)

4.6	Form of 2025 Warrant Inducement Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on September 11, 2025)

4.7	Form of Warrant Inducement Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on September 11, 2025)

10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2021)*

10.2	Energous Corporation 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2025)*

10.3

Form of Restricted Stock Unit Award Grant Notice and Agreement under 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrar’s Annual Report on Form 10-K filed on February 27, 2025)*

10.4

Burak Offer Letter by and between Energous Corporation and Mallorie Burak, dated December 1, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 16, 2024)*

10.5

Severance and Change in Control Agreement, dated June 12, 2024, between Mallorie Burak and Energous Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 14, 2024)*

Exhibit No.	Description of Document

10.6

Second Amendment to lease dated September 22, 2021 by and between Energous Corporation and the Irvine Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on November 15, 2021)

10.7

At The Market Offering Agreement, dated June 21, 2024, by and between Energous Corporation and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2024)#

10.8

Subordinated Business Loan Agreement, dated October 1, 2024, by and between Energous Corporation, Agile Capital Funding, LLC, and Agile Lending, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2024)#

10.9

Subordinated Business Loan Agreement, dated November 6, 2024, by and between Energous Corporation, Agile Capital Funding, LLC, and Agile Lending, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2024)#

10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2025)

10.11	Form of Letter Agreement for Warrant Inducement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2025)

19.1	Insider Trading Policy+

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2018)

23.1	Consent of BPM LLP +

24.1	Power of Attorney (included on signature page)+

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934+

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ++

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on March 28, 2024)*

101.INS	Inline XBRL Instance Document +

101.SCH	Inline XBRL Taxonomy Extension Schema Document +

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document +

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

*	Indicates a management contract or any compensatory plan, contract or arrangement.
+	Filed herewith.
++	Furnished herewith.
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

ENERGOUS CORPORATION

Dated: March 26, 2026	By:	/s/ Mallorie Burak
Mallorie Burak
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: March 26, 2026	By:	/s/ Gregory Sadikoff
Gregory Sadikoff
Chief Accounting Officer (Principal Accounting Officer)

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

Signatures	Title	Date

/s/ Mallorie Burak	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	March 26, 2026
Mallorie Burak

/s/ Gregory Sadikoff	Chief Accounting Officer (Principal Accounting Officer)	March 26, 2026
Gregory Sadikoff

/s/ David Roberson	Board Chair	March 26, 2026
David Roberson

/s/ Rahul Patel	Director	March 26, 2026
Rahul Patel

/s/ J. Michael Dodson	Director	March 26, 2026
J. Michael Dodson