Form 10-Q
period 2026-03-31
Energous Corp
filed 2026-05-14
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of May 10, 2026, there were 5,501,101 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	March 31, 2026	December 31, 2025
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$36,605	$10,401
Accounts receivable, net	3,201	2,988
Inventory	1,257	1,509
Prepaid expenses and other current assets	3,149	422
Total current assets	44,212	15,320

Property and equipment, net	302	298
Other assets	304	252
Operating lease right-of-use assets	772	872
Total assets	$45,590	$16,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$907	$954
Accrued expenses	831	2,095
Operating lease liabilities, current portion	515	491
Short-term loan payable, net	35	88
Deferred revenue	97	27
Total current liabilities	2,385	3,655

Operating lease liabilities, long-term portion	446	589
Total liabilities	2,831	4,244

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued or outstanding as of March 31, 2026 or December 31, 2025.	—	—
Common Stock, $0.00001 par value, 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 5,501,099 and 2,200,240 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	1	1
Additional paid-in capital	454,447	422,530
Accumulated deficit	(411,689)	(410,033)
Total stockholders’ equity	42,759	12,498
Total liabilities and stockholders’ equity	$45,590	$16,742

(1)	The condensed balance sheet as of December 31, 2025 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$3,082	$343
Cost of revenue	1,987	250
Gross profit	1,095	93
Operating expenses:
Research and development	1,014	1,192
Sales and marketing	539	589
General and administrative	1,388	895
Severance expense	—	372
Expenses from abandoned financing transaction	—	656
Total operating expenses	2,941	3,704
Loss from operations	(1,846)	(3,611)
Other income (expense), net:
Change in fair value of warrant liability	—	267
Interest income, net	190	(22)
Total other income (expense), net	190	245
Net loss	$(1,656)	$(3,366)
Basic and diluted loss per common share	$(0.43)	$(3.55)
Weighted average shares outstanding, basic and diluted	3,882,415	948,109

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-30 reverse stock split effected in August 2025, as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2026	2,200,240	$1	$422,530	$(410,033)	$12,498
Stock-based compensation - restricted stock units (“RSUs”)	—	—	50	—	50
Issuance of shares for RSUs	1,131	—	—	—	—
Issuance of shares in an at-the-market (“ATM”) placement, net of $1,013 in issuance costs	3,299,728	—	31,867	—	31,867
Net loss	—	—	—	(1,656)	(1,656)
Balance as of March 31, 2026	5,501,099	1	454,447	(411,689)	42,759

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2025	452,533	$1	$399,362	$(400,440)	$(1,077)
Stock-based compensation - RSUs	—	—	111	—	111
Issuance of shares for RSUs	1,315	—	—	—	—
Shares issued to vendor for services	2,500	—	25	—	25
Issuance of shares in an ATM placement, net of $940 in issuance costs	623,440	—	13,803	—	13,803
Net loss	—	—	—	(3,366)	(3,366)
Balance as of March 31, 2025	1,079,788	1	413,301	(403,806)	9,496

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-30 reverse stock split effected in August 2025, as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,656)	$(3,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	45
Stock-based compensation	50	111
Accrued interest	—	14
Amortization of short-term loan fees	—	17
Change in fair value of warrant liability	—	(267)
Changes in operating assets and liabilities:
Accounts receivable, net	(213)	(234)
Inventory	252	(146)
Prepaid expenses and other current assets	(2,727)	139
Other assets	(52)	—
Operating lease right-of-use assets (“ROUs”)	100	288
Accounts payable	(47)	(576)
Accrued expenses	(1,264)	(545)
Accrued severance expense	—	73
Operating lease liabilities	(119)	(219)
Deferred revenue	70	(2)
Net cash used in operating activities	(5,572)	(4,668)
Cash flows from investing activities:
Purchases of property and equipment	(38)	(21)
Net cash used in investing activities	(38)	(21)
Cash flows from financing activities:
Repayments of short-term loan	—	(328)
Repayments of financed insurance	(53)	(54)
Net proceeds from an ATM offering	31,867	13,803
Net cash provided by financing activities	31,814	13,421
Net increase in cash and cash equivalents	26,204	8,732
Cash and cash equivalents - beginning	10,401	1,353
Cash and cash equivalents - ending	$36,605	$10,085

Supplemental disclosure of cash flow information:
Interest paid	$1	$184
Supplemental disclosure of non-cash investing and financing activities:
Increase in ROUs and operating lease liabilities from lease modification	$—	$896
Decrease in ROUs from shares issued to landlord	$—	$25
Accrued interest in short-term loan payable	$—	$70

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

Reverse Stock Split

On August 7, 2025, with the prior approval of stockholders at the Company’s 2025 annual meeting of stockholders held on June 11, 2025, the Company announced that its Board of Directors (the “Board”) had approved a reverse stock split of the Company’s common stock at a ratio of 1-for-30, effective August 11, 2025 (the “Reverse Stock Split”). Upon effectiveness of the Reverse Stock Split, every thirty shares of issued and outstanding common stock held were combined into one share of common stock. No fractional shares were distributed as a result of the reverse stock split and stockholders were entitled to a cash payment in lieu of fractional shares. Additionally, the par value of the Company’s common stock did not change.

All information presented herein, unless otherwise indicated herein, reflects the Reverse Stock Split of the Company’s outstanding shares of common stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such Reverse Stock Split.

Note 2 – Liquidity and Management Plans

During the three months ended March 31, 2026 and 2025, the Company generated revenue of $3.1  million and $0.3 million, respectively, and incurred net losses of $1.7 million and $3.4 million, respectively. Net cash used in operating activities was $5.6 million and $4.7 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company had cash on hand of $36.6 million. Based upon its cash on hand as of March 31, 2026 and anticipated collection of accounts receivable, the Company is currently meeting its liquidity requirements.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern, management has evaluated whether conditions or events, considered in the aggregate, raise questions about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on current operating levels and existing cash balances, management believes that the Company has sufficient liquidity to fund operations for at least the next twelve months

As the Company gains traction in the market with its new technology and continues to invest capital in transitioning and scaling the business from research and development of new technologies to commercial production, there can be no assurance that its available resources and revenue generated from its business operations will be sufficient to sustain its operations, as adoption of this emerging technology by enterprise customers may take longer than expected. Accordingly, the Company may decide to pursue additional financing, which could include offerings of equity or debt securities, bank financing, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that the Company would find acceptable, or at all. If the Company is unsuccessful in implementing this plan, the Company will be required to make further cost and expense reductions or modifications to its on-going operations and strategic plans.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026, or for other future periods.

These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 26, 2026 (the “2025 Annual Report”). The accounting policies used in preparing these interim unaudited condensed financial statements are consistent with those described in the 2025 Annual Report.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. As of March 31, 2026 and December 31, 2025, the Company had cash balances in various operating accounts in excess of federally insured limits. The Company maintains its cash and cash equivalents with what it considers high credit quality financial institutions.

Two customers accounted for approximately 83% of the Company’s revenue for the three months ended March 31, 2026 and three customers accounted for approximately 86% of the Company’s revenue for the three months ended March 31, 2025. Three customers accounted for approximately 92% of the Company’s accounts receivable balance as of March 31, 2026. One customer accounted for approximately 99% of the Company’s accounts receivable balance as of December 31, 2025. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company’s management performs ongoing credit evaluations of its customers’ financial condition.

With the launch of its new U.S.-based contract manufacturer, the Company’s product sales were supplied by two contract manufacturers during the three months ended March 31, 2026 and one contract manufacturer during the three months ended March 31, 2025.

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

The Company’s revenue consists of its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. During the three months ended March 31, 2026 and 2025, the Company recognized $3.1 million and $0.3 million in revenue, respectively (see Note 12 – Revenue Recognition for additional information on revenue disaggregation).

Note 3 – Summary of Significant Accounting Policies, continued

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

Accounts Receivable

The Company reviews its receivables for collectibility based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company did not record an allowance for credit losses on its accounts receivable as of both March 31, 2026 and December 31, 2025.

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

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $1.0 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.

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

Note 3 – Summary of Significant Accounting Policies, continued

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between consolidated financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the years in which those tax assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants (using the treasury stock method) and the vesting of RSUs. The computation of diluted net loss per common share excludes potentially dilutive securities of 726,978 and 62,411 for the three months ended March 31, 2026 and 2025, respectively, because their inclusion would be antidilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the three months ended	For the three months ended
	March 31, 2026	March 31, 2025
Warrants issued to investors	677,428	47,764
RSUs	49,550	14,647
Total potentially dilutive securities	726,978	62,411

For the three months ended March 31, 2026, the table above includes 633,111 warrants expiring on September 10, 2030, which have an exercise price of $7.79 per share, and 44,317 warrants expiring on September 10, 2030, which have an exercise price of $9.90 per share. For the three months ended March 31, 2025, the table above includes 34,014 warrants expiring on February 20, 2029, which have an exercise price of $55.20 per share and 13,750 warrants expiring on March 28, 2029, which, as of March 31, 2025 had an exercise price of $9.00 per share.

Note 3 – Summary of Significant Accounting Policies, continued

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

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. The Company applies the short-term lease recognition exemption and recognizes lease payments in profit or loss at lease commencement for facility or equipment leases that have a lease term of 12 months or less and do not include a purchase option whose exercise is reasonably certain. Operating leases are included in ROU assets and operating lease liabilities.

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

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker (“CODM”), who is its Chief Executive Officer and Chief Financial Officer. The CODM reviews financial information on a regular basis for purposes of allocating resources and evaluating financial performance. The CODM also reviews and utilizes functional expenses, such as cost of revenue, research and development, sales and marketing and general and administrative, to manage the Company’s operations. All long-lived assets are located in the United States and substantially all revenue is attributed to customers based in the United States.

Adoption of New Accounting Standard

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company adopted this standard on January 1, 2026. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

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

Note 3 – Summary of Significant Accounting Policies, continued

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which intends to improve the navigability of the guidance in ASC 270, “Interim Reporting” (“ASC 270”) and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements,” which addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260, “Earnings Per Share” (“ASC 260”), retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

Management has reviewed other recently issued accounting pronouncements issued or proposed by the FASB and does not believe any of these accounting pronouncements have or will have a material impact on the condensed financial statements.

Note 4 – Prepaid Expenses and Other Current Assets

Below is a summary of the Company’s prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 (in thousands):

	Balance as of
	March 31, 2026	December 31, 2025
Deposit with contract manufacturer	$2,828	$21
Deposit for intellectual property renewals	186	106
Prepaid subscriptions	48	13
Prepaid insurance	40	152
Other deposits	47	130
Total	$3,149	$422

In addition to the prepaid expenses and other current assets disclosed above, the Company had $0.3 million in other assets relating to deposits for intellectual property renewals as of both March 31, 2026 and December 31, 2025.

Note 5 – Inventory

Below is a summary of the Company’s inventory as of March 31, 2026 and December 31, 2025 (in thousands):

	Balance as of
	March 31, 2026	December 31, 2025
Raw materials	$575	$679
Work-in-process	78	109
Finished goods	604	721
Total	$1,257	$1,509

Note 6 – Property and Equipment

Below is a summary of the Company property and equipment as of March 31, 2026 and December 31, 2025 (in thousands):

	Balance as of
	March 31, 2026	December 31, 2025
Computer hardware	$1,600	$1,562
Computer software	1,055	1,055
Furniture and fixtures	206	206
Leasehold improvements	424	424
	3,285	3,247
Less – accumulated depreciation	(2,983)	(2,949)
Total property and equipment, net	$302	$298

The Company did not have any disposals of property and equipment during the three months ended March 31, 2026 and March 31, 2025. Total depreciation and amortization expense of the Company’s property and equipment was approximately $34,000 and $45,000 for the three months ended March 31, 2026 and 2025, respectively, of which, an immaterial amount was included in cost of revenue for the three months ended March 31, 2026 and 2025.

Note 7 – Accrued Expenses

Below is a summary of the Company’s accrued expenses as of March 31, 2026 and December 31, 2025 (in thousands):

	Balance as of
	March 31, 2026	December 31, 2025
Accrued compensation	$490	$1,341
Accrued purchased inventory received	120	359
Accrued stock registration expense	—	186
Customer deposits received	—	32
Accrued legal expenses	70	30
Other accrued expenses	151	147
Total	$831	$2,095

Note 8 – Commitments and Contingencies

Operating Leases

San Jose Lease

The Company leases office space for its corporate headquarters in San Jose, California under an operating lease.

On March 19, 2025, the Company entered into an amendment to the lease, which relocated the Company to a smaller suite within the same building and extended the lease term through December 31, 2027. The Company agreed to issue 2,500 shares of its common stock to the landlord upon signing the amendment as partial consideration for the amended lease and agreed to new monthly payments beginning October 2025 of approximately $37,000, escalating to approximately $46,000 during 2026 and $51,000 during 2027. As a result of the new lease amendment signed on March 19, 2025, the ROU asset and operating lease liability were both increased by approximately $0.9 million. The Company recorded lease expense of $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Operating Lease Commitments

The Company follows ASC 842, “Leases” (“Topic 842”) and recognizes the required ROU assets and operating lease liabilities on its balance sheets. The Company anticipates having future total lease payments of $1.0 million through the fourth quarter of 2027. As of March 31, 2026, the Company has total operating lease right-of-use assets of $0.8 million, current operating lease liabilities of $0.5 million and long-term operating lease liabilities of $0.4 million. The weighted average remaining lease term is 1.75 years as of March 31, 2026.

Note 8 – Commitments and Contingencies, continued

A reconciliation of undiscounted cash flows to lease liabilities recognized as of March 31, 2026 is as follows (in thousands):

As of March 31, 2026	Amount
2026 (nine months remaining)	$417
2027	610
Total future lease payments	1,027
Present value discount (8.0% weighted average)	(66)
Total operating lease liabilities	$961

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

Employee Bonus Plans

On January 12, 2026, the Board, on the recommendation of the Compensation Committee, approved the 2026 Corporate Bonus Plan (the “2026 Bonus Plan”), whereby employees’ bonuses will be based upon achievement of performance objectives set by the Compensation Committee and paid annually. Employees must be continuously employed throughout the applicable performance period and payment date and achieve the performance objectives.

Under the 2026 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents and defining the annual performance metrics against which the bonus compensation will be measured. The level of achievement against pre-defined performance metrics is used to determine whether any such bonuses will be paid and whether those performance metrics have been satisfactorily achieved. The Company accrued $0.2 million in bonus expense under the 2026 Bonus Plan during the three months ended March 31, 2026, which the Company plans to pay during the first quarter of 2027.

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

Under the 2025 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents and defining the annual performance metrics against which the bonus compensation will be measured. The level of achievement against pre-defined performance metrics is used to determine whether any such bonuses will be paid and whether those performance metrics have been satisfactorily achieved. The Company did not accrue any bonus expense under the 2025 Bonus Plan during the three months ended March 31, 2025. Based upon achievement of the performance objectives, as approved by the Compensation Committee, payments due under the 2025 Bonus Plan were paid in February of 2026.

Note 9 – Short-term Debt

Financing for Insurance Premiums

On April 29, 2025, the Company financed approximately $0.3 million in business insurance premiums to be repaid in nine installments of approximately $35,000 with a borrowing rate of 6.99% per year. On October 15, 2025, the Company financed approximately $0.1 million in cyber liability and additional insurance premiums to be repaid in 11 installments of approximately $6,000 with a borrowing rate of 6.09% per year. As of March 31, 2026, the Company had an outstanding balance of approximately $35,000 on the financing for its insurance premiums with a weighted average borrowing rate of 6.09% per year.

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

2023 Offering

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

At-the-Market Offering Program

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

On February 13, 2025, the Company filed a prospectus supplement for the issuance and sale of an additional $80.0 million in shares of common stock under the ATM Program. On September 10, 2025, the ATM Program was reduced to up to $70.0 million in shares of common stock. During the three months ended March 31, 2026, the Company sold 3,299,728 shares of its common stock for net proceeds of $31.9 million (net of commissions and other related offering expenses of $1.0 million). As of March 31, 2026, approximately $31.7 million in shares of common stock remained available for issuance under the ATM Program, subject to availability of authorized shares.

Note 10 – Capital Stock and Warrants, continued

2025 Offering

On September 10, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), providing for the issuance and sale by the Company, in a registered direct offering (the “2025 Offering”), of (i) 120,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 465,347 shares of common stock (the “2025 Pre-Funded Warrants”), and (iii) warrants to purchase up to an aggregate of 585,347 shares of common stock (the “2025 Warrants”). Each share of common stock and 2025 Pre-Funded Warrant was offered and sold together with an accompanying 2025 Warrant at a combined price of $7.92 per share of common stock or 2025 Pre-Funded Warrant and accompanying 2025 Warrant, as applicable. Each 2025 Pre-Funded Warrant and 2025 Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.00001 per share, in the case of the 2025 Pre-Funded Warrants, or $7.79 per share, in the case of the 2025 Warrants. The 2025 Pre-Funded Warrants expire when they are exercised in full and the 2025 Warrants expire five years from the date of issuance. As of March 31, 2026, no 2025 Pre-Funded Warrants and 585,347 2025 Warrants were outstanding.

The 2025 Offering closed on September 11, 2025. The Company received net proceeds of approximately $4.0 million from the 2025 Offering, after deducting placement agent fees and estimated offering expenses payable by the Company.

Pursuant to the Engagement Letter, dated as of July 9, 2024, as amended to date (the “Original Engagement Letter”), between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), and the Engagement Letter Joinder Agreement, dated as of September 10, 2025 (the “Joinder Agreement” and, together with the Original Engagement Letter, the “Engagement Letter”), by and among the Company, Wainwright and Rodman & Renshaw LLC (“Rodman & Renshaw” and, together with Wainwright, the “Placement Agents”), the Company, in connection with the closing of the 2025 Offering, agreed to issue to the Placement Agents or their respective designees warrants (the “Registered Direct Offering Placement Agent Warrants”) to purchase up to an aggregate of 40,974 shares of common stock. The Registered Direct Offering Placement Agent Warrants have substantially the same terms as the 2025 Warrants, except the Registered Direct Offering Placement Agent Warrants are exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of $9.90 per share and the Registered Direct Offering Placement Agent Warrants expire on September 10, 2030. As of March 31, 2026, the Registered Direct Offering Placement Agent Warrants were still outstanding.

Warrant Inducement Offering

On September 10, 2025, in connection with the 2025 Offering, the Company entered into a letter agreement (the “Letter Agreement”) with the Investor for the immediate exercise of the outstanding 2023 Warrants and 2024 Warrants (the “Original Warrants”) to purchase an aggregate of 47,764 shares of common stock and having exercise prices of $6.7595 and $55.20 per share, respectively (the “Concurrent Warrant Exercise Transaction”). The 2023 Warrants were exercised at the exercise price of $6.8845 and the 2024 Warrants were exercised at a reduced exercise price of $7.92 per share for aggregate gross proceeds to the Company of approximately $0.4 million.

As consideration for the exercise of the 2023 Warrants and 2024 Warrants for cash, the Company issued new unregistered warrants (the “New Warrants”) to purchase up to an aggregate of 47,764 shares of common stock at a fixed exercise price of $7.79 per share (the “New Warrant Shares”). The New Warrants are exercisable immediately upon issuance and will expire five years following the initial issuance date. The New Warrants are classified as equity warrants. Except as described herein, the New Warrants are substantially similar to the Original Warrants. The closing of the Concurrent Warrant Exercise Transaction occurred on September 11, 2025. As of March 31, 2026, the New Warrant Shares are still outstanding.

Also pursuant to the Engagement Letter, the Company, in connection with the closing of the Concurrent Warrant Exercise Transaction, agreed to issue to the Placement Agents or their respective designees warrants (the “Concurrent Warrant Exercise Transaction Placement Agent Warrants”) to purchase up to an aggregate of 3,343 shares of common stock. The Concurrent Warrant Exercise Transaction Placement Agent Warrants have substantially the same terms as the New Warrants, except the Concurrent Warrant Exercise Transaction Placement Agent Warrants are immediately exercisable to purchase one share of common stock at a price of $9.90 per share and the Concurrent Warrant Exercise Transaction Placement Agent Warrants expire on September 10, 2030. As of March 31, 2026, the Concurrent Warrant Exercise Transaction Placement Agent Warrants were still outstanding.

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

Common Stock Outstanding

The Company’s outstanding shares of common stock may occasionally include shares that are deemed delivered under U.S. GAAP. Shares that are deemed delivered currently include shares that have vested, but have not yet been delivered, under tax-deferred equity awards. There are no voting rights for shares that are deemed delivered under U.S. GAAP until the actual delivery of shares takes place. There are currently 200,000,000 shares of common stock authorized for issuance. As of March 31, 2026, there were 5,501,099 shares of the Company’s common stock outstanding.

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	March 31, 2026	March 31, 2025
RSUs outstanding	49,550	14,647
Warrants outstanding	677,428	47,764
Shares available for issuance under the 2024 Equity Incentive Plan	38,486	10,669
Total	765,464	73,080

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

Note 11 – Stock-Based Compensation, continued

On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 3,333 shares. On March 28, 2024, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 4,050 shares. As of March 31, 2026, there are 841 RSUs granted and outstanding under the 2017 Equity Inducement Plan. No new equity award grants are to be issued from the 2017 Equity Inducement Plan.

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

As of March 31, 2026, there are 48,709 RSUs granted and outstanding under the 2024 Equity Incentive Plan. As of March 31, 2026, 38,486 shares of common stock remain available for issuance under the 2024 Equity Incentive Plan.

Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2026, the Compensation Committee granted directors an aggregate of 7,290 RSUs for service on the Board, of which 250 RSUs are subject to approval at the next annual meeting of stockholders. These RSU awards vest on the one-year anniversary of the grant date.

During the three months ended March 31, 2026, the Board granted employees an aggregate of 32,400 RSUs, of which 23,500 RSUs are subject to approval at the next annual meeting of stockholders. These RSU awards vest over four years.

As of March 31, 2026, the unamortized fair value of outstanding RSUs was $0.4 million. The unamortized amount will be expensed over a weighted average period of 2.7 years. A summary of the activity related to RSUs for the three months ended March 31, 2026 is presented below:

		Weighted
		Average
		Grant
		Date Fair
	Total	Value
Outstanding as of January 1, 2026	10,991	$59.75
RSUs granted	39,690	5.53
RSUs forfeited	—	—
RSUs vested	(1,131)	35.06
Outstanding as of March 31, 2026	49,550	$16.83

Stock-Based Compensation Expense

The total amount of stock-based compensation was reflected within the statements of operations as (in thousands):

	For the three months ended March 31,
	2026	2025
Research and development	$19	$9
Sales and marketing	6	62
General and administrative	25	23
Severance expense	—	16
Cost of revenue	—	1
Total	$50	$111

Note 12 – Revenue Recognition

The following tables depict the disaggregation of revenue by product or service and geographic region of the customers for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
Revenue by product/service	2026	2025
PowerBridge sales and shipping	$2,923	$302
Other	159	41
Total revenue	$3,082	$343

	For the three months ended March 31,
Revenue by geographic region	2026	2025
United States	$2,786	$299
Europe	296	26
Other	—	18
Total revenue	$3,082	$343

Substantially all revenue recognized during the three months ended March 31, 2026 and 2025 was recognized at a point in time.

Selected balance sheet line items that reflect accounts receivable and contract liabilities as of March 31, 2026, December 31, 2025 and December 31, 2024 were as follows (in thousands):

	Balances as of
	March 31, 2026	December 31, 2025	December 31, 2024
Trade receivables	$3,201	$2,988	$78
Deferred revenue	$97	$27	$13
Customer deposits	$—	$32	$—

The Company expects to satisfy its obligations under deferred revenue and collect all net trade receivables within one year of March 31, 2026.

Note 13 – Warrant Liability

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

Note 13 – Warrant Liability, continued

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

The Company accounted for the 2023 Warrants in accordance with the derivative guidance contained in ASC 815-40, as the warrants did not meet the criteria for equity treatment. The Company believes that the adjustments to the Exercise Price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the 2023 Warrants are not eligible for an exception from derivative accounting. As such, the 2023 Warrants were initially measured at fair value and recorded as a liability in the amount of $3.1 million. The Company recorded a change in fair value of the warrant liability of a decrease of $0.3 million for the three months ended March 31, 2025. There was no change in fair value of the warrant liability during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the 2023 Warrants had been fully exercised in the Concurrent Warrant Exercise Transaction, eliminating the recorded warrant liability. See Note 14 - Fair Value Measurements for details on changes of fair value of the warrant liability.

Note 14 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Balance as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$36,605	$—	$—	$36,605

	Balance as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$10,401	$—	$—	$10,401

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

Note 14 – Fair Value Measurements, continued

The key inputs into the Monte Carlo simulation model for the 2023 Warrants are as follows:

As of March 31, 2025
Share price	$8.10
Exercise price	$8.70
Term (in years)	3.99
Volatility	100%
Risk-free rate	3.9%
Dividend yield	0%

The change in the fair value of the 2023 Warrant liability was a decrease of $0.3 million during the three months ended March 31, 2025 (see Note 13 – Warrant Liability). On September 10, 2025, the 2023 Warrants were fully exercised in the Concurrent Warrant Exercise Transaction, eliminating the recorded warrant liability.

	For the three months ended March 31,
	2026	2025
Beginning value	$—	$358
Change in value of warrant liability	—	(267)
Ending value	$—	$91

Note 15 – Employee Benefit Plan

The Company administers a 401(K) retirement plan (the “401(K) Plan”) in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(K) Plan. During the three months ended March 31, 2026 and 2025, the Company made matching contributions of $24,000 and $51,000, respectively.

Note 16 – Subsequent Event

On April 6, 2026, the Company financed approximately $0.4 million in business insurance premiums to be repaid in 11 installments of approximately $33,000 with a borrowing rate of 6.15% per year.

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

Comparison of Three Months Ended March 31, 2026 and 2025

The following table sets forth selected Condensed Statements of Operations data (in thousands):

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Revenue	$3,082	$343	$2,739	799%
Cost of revenue	1,987	250	1,737	695%
Gross profit	1,095	93	1,002	1,077%
Operating expenses:
Research and development	1,014	1,192	(178)	(15)%
Sales and marketing	539	589	(50)	(8)%
General and administrative	1,388	895	493	55%
Severance expense	—	372	(372)	(100)%
Expenses from abandoned financing transaction	—	656	(656)	(100)%
Total operating expenses	2,941	3,704	(763)	(21)%
Loss from operations	(1,846)	(3,611)	1,765	49%
Other income (expense), net:
Change in fair value of warrant liability	—	267	(267)	(100)%
Interest income (expense), net	190	(22)	212	964%
Total other income, net	190	245	(55)	(22)%
Net loss	$(1,656)	$(3,366)	$1,710	51%

Revenue. During the three months ended March 31, 2026 and 2025, we recorded revenue of $3.1 million and $0.3 million, respectively. The 799% period-over-period increase is primarily due to the expansion of commercial deployments with multinational enterprise retailers, including two Fortune 10 companies, deploying our WPN technology in connection with their infrastructure modernization initiatives as well as large scale proof-of-concept deployments with enterprise customers referred through the Company’s participation in the Amazon Web Services (“AWS”) Partner Network and other channel partners.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expenses. Loss from operations for the three months ended March 31, 2026 and 2025 was $1.8 million and $3.6 million, respectively.

Cost of Revenue:

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Cost of revenue	$1,987	$250	$1,737	695%
Percent of total revenue	64%	73%

Cost of revenue was $2.0 million and $0.3 million, respectively, for the three months ended March 31, 2026 and 2025, respectively. The increase is primarily due to higher sales volume of PowerBridge Pro transmitters that were shipped during the first quarter of 2026. With the ramp up of our volume manufacturing during 2025 and early 2026 and other strategic efforts made to optimize operations, product margins improved significantly, transitioning from a gross profit in the first quarter 2025 of $0.1 million to a gross profit in the first quarter 2026 of approximately $1.1 million, representing a 1,077% year over year improvement in gross profit for the same quarter last year.

Research and Development Costs:

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Research and development	$1,014	$1,192	$(178)	(15)%
Percent of total revenue	33%	348%

Research and development (“R&D”) costs were $1.0 million and $1.2 million, respectively, for the three months ended March 31, 2026 and 2025. The decrease of $0.2 million is primarily due to a $0.1 million decrease in third party services and a $0.1 million decrease in payroll costs.

Sales and Marketing Costs:

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Sales and marketing	$539	$589	$(50)	(8)%
Percent of total revenue	17%	172%

Sales and marketing costs for both the three months ended March 31, 2026 and 2025 were $0.5 million and $0.6 million, respectively. The decrease is primarily due to a $0.1 million decrease in consulting fees.

General and Administrative Costs:

	For the three months ended March 31,
	2026	2025	$ Change	% Change
General and administrative	$1,388	$895	$493	55%
Percent of total revenue	45%	261%

General and administrative costs for the three months ended March 31, 2026 and 2025 were $1.4 million and $0.9 million, respectively. The increase of $0.5 million was primarily due to $0.1 million increase in compensation from the achievement of 2026 Bonus Plan metrics, a $0.3 million increase in legal fees, and a $0.1 million increase in stock registration and transfer expenses, partially offset by a $0.1 million decrease in office rent and facility expenses.

Severance Expense:

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Severance expense	$—	$372	$(372)	(100)%
Percent of total revenue	0%	108%

Severance expense for the three months ended March 31, 2025 of $0.4 million related to separation with certain non-executive employees. There was no such expense for the three months ended March 31, 2026.

Expenses from Abandoned Financing Transaction:

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Expenses from abandoned financing transaction	$—	$656	$(656)	(100)%
Percent of total revenue	0%	191%

Expenses from the abandoned financing transaction was $0.7 million for the three months ended March 31, 2025, primarily attributable to our decision not to pursue the convertible preferred equity offering under Regulation A. This decision was made because we were able to secure less dilutive financing through our ATM Program at a lower cost of capital. There was no such expense for the three months ended March 31, 2026.

Other Income, net:

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Change in fair value of warrant liability	$—	$267	$(267)	(100)%
Interest income, net	190	(22)	212	964%
Total other income, net	$190	$245	$(55)	(22)%

Other expense resulting from the change in fair value of the warrant liability was $0.3 million for the three months ended March 31, 2025. On September 10, 2025, the 2023 Warrants were fully exercised, eliminating the related warrant liability. As of both December 31, 2025 and March 31, 2026, we no longer have warrants classified as a liability on our balance sheet.

Net interest income for the three months ended March 31, 2026 was $0.2 million from interest earned in our money market account. Net interest expense for the three months ended March 31, 2025 was approximately $22,000 from short-term loan interest expense of $187,000, partially offset by interest income of $165,000 earned in our money market account.

Net Loss. As a result of the above, net loss for the three months ended March 31, 2026 was $1.7 million as compared to $3.4 million for the three months ended March 31, 2025.

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

During the three months ended March 31, 2026, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity and Capital Resources

During the three months ended March 31, 2026 and 2025, we recorded revenue of $3.1 million and $0.3 million, respectively. We incurred a net loss of $1.7 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively. Net cash used in operating activities was $5.6 million and $4.7 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, we had cash on hand of $36.6 million. Based upon our cash on hand as of March 31, 2026 and anticipated collection of accounts receivable, we are currently meeting our liquidity requirements.

In accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management has evaluated whether conditions or events, considered in the aggregate, raise questions about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on current operating levels and existing cash balances, management believes that we have sufficient liquidity to fund operations for at least the next twelve months

As we gain traction in the market with our new technology and continues to invest capital in transitioning and scaling the business from research and development of new technologies to commercial production, there can be no assurance that our available resources and revenue generated from our business operations will be sufficient to sustain our operations, as adoption of this emerging technology by enterprise customers may take longer than expected. Accordingly, we may decide to pursue additional financing, which could include offerings of equity or debt securities, bank financing, commercial agreements with customers or strategic partners, and other alternatives, depending upon market conditions. There is no assurance that such financing will be available on terms that we would find acceptable, or at all. If we are unsuccessful in implementing this plan, we will be required to make further cost and expense reductions or modifications to its on-going operations and strategic plans.

The market for products using our technology is broad and evolving, so our success is dependent upon many factors, including customer acceptance of its existing products, technical feasibility of future products, regulatory approvals, the development of complementary technologies, competition and global market fluctuations.

Cash Flows

Operating Activities - During the three months ended March 31, 2026, cash flows used in operating activities were $5.6 million, consisting of a net loss of $1.7 million, less adjustments to reconcile net loss to net cash used in operating activities aggregating $0.1 million (principally stock-based compensation of $50,000 and depreciation and amortization of $34,000), a $2.7 million increase in prepaid expenses and other current assets, a $1.3 million decrease in accrued expenses, a $0.2 million increase in accounts receivable, a $0.1 million decrease in operating lease liabilities, a $0.1 million increase in other assets and a $47,000 decrease in accounts payable, partially offset by a $0.3 million decrease in inventory, a $0.1 million decrease in right-of-use lease assets and a $0.1 million increase in deferred revenue.

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

Investing Activities - During the three months ended March 31, 2026 and 2025, cash flows used in investing activities were $38,000 and $21,000, respectively. A small amount of hardware and equipment was purchased during each period.

Financing Activities - During the three months ended March 31, 2026, cash flows provided by financing activities were $31.8 million, which primarily consisted of $31.9 million in net proceeds from the sale of shares of our common stock under the ATM Program, partially offset by $0.1 million in repayments of financed insurance.

During the three months ended March 31, 2025, cash flows provided by financing activities were $13.4 million, which primarily consisted of $13.8 million in net proceeds from the sale of shares of our common stock under the ATM Program, partially offset by $0.3 million in repayments of a short-term loan and $0.1 million in repayments of financed insurance.

Fundraising Activities

ATM Offering Program

On June 21, 2024, we entered into the At the Market Offering Agreement with H.C. Wainwright & Co., LLC, as sales agent, pursuant to which we could issue and sell of up to $3.45 million in shares of our common stock (as amended to date, the “ATM Program”).

On February 13, 2025, the Company filed a prospectus supplement for the issuance and sale of an additional $80.0 million in shares of common stock under the ATM Program, which ATM capacity was subsequently reduced to up to $70.0 million in shares of common stock on September 10, 2025. During the three months ended March 31, 2026, we sold 3,299,728 shares of our common stock under the ATM Program for net proceeds of approximately $31.9 million (net of commissions and other related offering expenses of approximately $1.0 million). As of March 31, 2026, approximately $31.7 million in shares of common stock remained available for issuance under the ATM Program, subject to availability of authorized shares.

2025 Offering

On September 10, 2025, we entered into a securities purchase agreement with an institutional investor (the “Investor”), providing for the issuance and sale, in a registered direct offering (the “2025 Offering”), of (i) 120,000 shares of our common stock, (ii) pre-funded warrants to purchase up to 465,347 shares of common stock (the “2025 Pre-Funded Warrants”), and (iii) warrants to purchase up to an aggregate of 585,347 shares of common stock (the “2025 Warrants”). Each share of common stock and 2025 Pre-Funded Warrant was offered and sold together with an accompanying 2025 Warrant at a combined price of $7.92 per share of common stock or 2025 Pre-Funded Warrant and accompanying 2025 Warrant, as applicable. Each 2025 Pre-Funded Warrant and 2025 Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.00001 per share, in the case of the 2025 Pre-Funded Warrants, or $7.79 per share, in the case of the 2025 Warrants. The 2025 Pre-Funded Warrants expire when they are exercised in full and the 2025 Warrants expire five years from the date of issuance. As of March 31, 2026, no 2025 Pre-Funded Warrants and 585,347 2025 Warrants were outstanding.

The 2025 Offering closed on September 11, 2025. We received net proceeds of approximately $4.0 million from the 2025 Offering, after deducting placement agent fees and estimated offering expenses.

Additionally, pursuant to the Engagement Letter, dated as of July 9, 2024, as amended on December 20, 2024 and August 20, 2025 (the “Original Engagement Letter”), between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), and the Engagement Letter Joinder Agreement, dated as of September 10, 2025 (the “Joinder Agreement” and, together with the Original Engagement Letter, the “Engagement Letter”), by and among Energous, Wainwright and Rodman & Renshaw LLC (“Rodman & Renshaw” and, together with Wainwright, the “Placement Agents”), Energous, in connection with the closing of the 2025 Offering, agreed to issue to the Placement Agents or their respective designees warrants (the “Registered Direct Offering Placement Agent Warrants”) to purchase up to an aggregate of 40,974 shares of common stock. The Registered Direct Offering Placement Agent Warrants have substantially the same terms as the 2025 Warrants, except the Registered Direct Offering Placement Agent Warrants are exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of $9.90 per share and the Registered Direct Offering Placement Agent Warrants expire on September 10, 2030. As of March 31, 2026, the Registered Direct Offering Placement Agent Warrants were still outstanding.

Warrant Inducement Offering

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

As consideration for the exercise of the 2023 Warrants and 2024 Warrants for cash, we issued new unregistered warrants (the “New Warrants”) to purchase up to an aggregate of 47,764 shares of common stock at an exercise price of $7.79 per share (the “New Warrant Shares”). The New Warrants are exercisable immediately upon issuance and will expire five years following the initial issuance date. Except as described herein, the New Warrants are substantially similar to the 2023 Warrants and 2024 Warrants. The closing of the Concurrent Warrant Exercise Transaction occurred on September 11, 2025. As of March 31, 2026, the New Warrant Shares were still outstanding.

Also pursuant to the Engagement Letter, Energous, in connection with the closing of the Concurrent Warrant Exercise Transaction, agreed to issue to the Placement Agents or their respective designees warrants (the “Concurrent Warrant Exercise Transaction Placement Agent Warrants”) to purchase up to an aggregate of 3,343 shares of Common Stock. The Concurrent Warrant Exercise Transaction Placement Agent Warrants have substantially the same terms as the New Warrants, except the Concurrent Warrant Exercise Transaction Placement Agent Warrants are immediately exercisable to purchase one share of common stock at a price of $9.90 per share and the Concurrent Warrant Exercise Transaction Placement Agent Warrants expire on September 10, 2030. As of March 31, 2026, the Concurrent Warrant Exercise Transaction Placement Agent Warrants were still outstanding.

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

Based on the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to claims and legal actions arising in the ordinary course of business from time to time. We are not currently party to any pending legal proceedings that we believe will have a material adverse effect on our business, financial condition or cash flow.

Item 1A. Risk Factors

Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ENERGOUS CORPORATION
(Registrant)

Date: May 14, 2026	By:	/s/ Mallorie Burak
		Name:	Mallorie Burak
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date: May 14, 2026	By:	/s/ Gregory Sadikoff
		Name:	Gregory Sadikoff
		Title:	Chief Accounting Officer
(Principal Accounting Officer)