Form 10-Q
period 2026-06-30
Energous Corp
filed 2026-08-13
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of August 10, 2026, there were 5,527,071 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	June 30, 2026	December 31, 2025
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$31,192	$10,401
Accounts receivable	3,268	2,988
Inventory	2,503	1,509
Prepaid expenses and other current assets	6,885	422
Total current assets	43,848	15,320

Property and equipment, net	495	298
Other assets	371	252
Operating lease right-of-use assets	670	872
Total assets	$45,384	$16,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,268	$954
Accrued expenses	1,813	2,095
Operating lease liabilities, current portion	539	491
Short-term loan payable	307	88
Deferred revenue	64	27
Total current liabilities	4,991	3,655

Operating lease liabilities, long-term portion	300	589
Total liabilities	5,291	4,244

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued or outstanding as of June 30, 2026 or December 31, 2025.	—	—
Common Stock, $0.00001 par value, 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 5,527,071 and 2,200,240 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	1	1
Additional paid-in capital	454,692	422,530
Accumulated deficit	(414,600)	(410,033)
Total stockholders’ equity	40,093	12,498
Total liabilities and stockholders’ equity	$45,384	$16,742

(1)	The condensed balance sheet as of December 31, 2025 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$3,089	$975	$6,171	$1,318
Cost of revenue	2,995	637	4,982	887
Gross profit	94	338	1,189	431
Operating expenses:
Research and development	1,135	1,100	2,149	2,292
Sales and marketing	630	704	1,169	1,293
General and administrative	1,453	1,286	2,841	2,181
Severance expense	69	23	69	395
Expenses from abandoned financing transaction	—	5	—	661
Total operating expenses	3,287	3,118	6,228	6,822
Loss from operations	(3,193)	(2,780)	(5,039)	(6,391)
Other income (expense), net:
Change in fair value of warrant liability	—	—	—	267
Interest income (expense), net	282	(7)	472	(29)
Loss on retirement of property and equipment	—	(1)	—	(1)
Total other income (expense), net	282	(8)	472	237
Net loss	$(2,911)	$(2,788)	$(4,567)	$(6,154)
Basic and diluted loss per common share	$(0.53)	$(2.35)	$(0.97)	$(5.76)
Weighted average shares outstanding, basic and diluted	5,508,512	1,187,945	4,699,955	1,068,690

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-30 reverse stock split effected in August 2025, as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2026	2,200,240	$1	$422,530	$(410,033)	$12,498
Stock-based compensation - restricted stock units (“RSUs”)	—	—	50	—	50
Issuance of shares for RSUs	1,131	—	—	—	—
Issuance of shares in an at-the-market (“ATM”) placement, net of $1,013 in issuance costs	3,299,728	—	31,867	—	31,867
Net loss	—	—	—	(1,656)	(1,656)
Balance as of March 31, 2026	5,501,099	1	454,447	(411,689)	42,759
Stock-based compensation - RSUs	—	—	62	—	62
Issuance of shares for RSUs	2,041	—	—	—	—
Warrants exercised	23,931	—	237	—	237
Issuance costs from ATM	—	—	(54)	—	(54)
Net loss	—	—	—	(2,911)	(2,911)
Balance as of June 30, 2026	5,527,071	$1	$454,692	$(414,600)	$40,093

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2025	452,533	$1	$399,362	$(400,440)	$(1,077)
Stock-based compensation - RSUs	—	—	111	—	111
Issuance of shares for RSUs	1,315	—	—	—	—
Shares issued to vendor for services	2,500	—	25	—	25
Issuance of shares in an at-the-market (“ATM”) placement, net of $940 in issuance costs	623,440	—	13,803	—	13,803
Net loss	—	—	—	(3,366)	(3,366)
Balance as of March 31, 2025	1,079,788	1	413,301	(403,806)	9,496
Stock-based compensation - RSUs	—	—	97	—	97
Issuance of shares for RSUs	2,451	—	—	—	—
Issuance of shares in an ATM placement, net of $107 in issuance costs	226,446	—	1,969	—	1,969
Net loss	—	—	—	(2,788)	(2,788)
Balance as of June 30, 2025	1,308,685	$1	$415,367	$(406,594)	$8,774

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-30 reverse stock split effected in August 2025, as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,567)	$(6,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76	86
Stock-based compensation	112	208
Accrued interest	—	17
Amortization of short-term loan fees	—	34
Change in fair value of warrant liability	—	(267)
Loss on retirement of property and equipment	—	1
Changes in operating assets and liabilities:
Accounts receivable	(280)	(585)
Inventory	(994)	(189)
Prepaid expenses and other current assets	(6,111)	338
Other assets	(119)	—
Operating lease right-of-use assets (“ROUs”)	202	382
Accounts payable	1,314	(1,080)
Accrued expenses	(282)	(11)
Accrued severance expense	–	(18)
Operating lease liabilities	(241)	(305)
Deferred revenue	37	(3)
Net cash used in operating activities	(10,853)	(7,546)
Cash flows from investing activities:
Purchases of property and equipment	(273)	(37)
Net cash used in investing activities	(273)	(37)
Cash flows from financing activities:
Repayments of short-term loan	—	(759)
Repayments of financed insurance	(133)	(121)
Warrant exercises	237	—
Net proceeds from an ATM offering	31,813	15,772
Net cash provided by financing activities	31,917	14,892
Net increase in cash and cash equivalents	20,791	7,309
Cash, cash equivalents and restricted cash - beginning	10,401	1,353
Cash, cash equivalents and restricted cash - ending	$31,192	$8,662

Supplemental disclosure of cash flow information:
Interest paid	$1	$267
Supplemental disclosure of non-cash investing and financing activities:
Increase in ROUs and operating lease liabilities from lease modification	$—	$896
Decrease in ROUs from shares issued to landlord	$—	$25
Accrued interest in short-term loan payable	$—	$70
Financing of insurance premiums	$352	$308

The accompanying notes are an integral part of these condensed financial statements.

ENERGOUS CORPORATION

Notes to the Condensed Financial Statements

Note 1 - Business Organization, Nature of Operations

Description of Business

Energous Corporation d/b/a Energous Wireless Power Solutions (the “Company”) pioneered the development of scalable, over-the-air Wireless Power Network (“WPN”) technology that integrates advanced semiconductor chipsets, software controls, hardware designs, and antenna systems to enable radio frequency (“RF”)-based charging for ambient Internet of Things (“IoT”) devices, transforming supply chain capabilities from limited tracking to overall business intelligence. The Company’s WPN technology consists of transmitter systems, receiver integrated circuits, and supporting software designed to deliver power and data to battery-free IoT devices across a range of operating distances and power levels. These capabilities support applications that require continuous operation without wired power connections or periodic battery replacement.

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

Note 2 – Liquidity and Management Plans

During the three and six months ended June 30, 2026, the Company generated revenue of $3.1  million and $6.2 million, respectively, and incurred net losses of $2.9 million and $4.6 million, respectively. During the three and six months ended June 30, 2025, the Company generated revenue of $1.0  million and $1.3 million, respectively, and incurred net losses of $2.8 million and $6.2 million, respectively. Net cash used in operating activities was $10.9 million and $7.5 million for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the Company had cash on hand of $31.2 million. Based upon its cash on hand as of June 30, 2026 and anticipated collection of accounts receivable, the Company is currently meeting its liquidity requirements.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern, management has evaluated whether conditions or events, considered in the aggregate, raise questions about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on current operating levels and existing cash balances, management believes that the Company has sufficient liquidity to fund operations for at least the next twelve months.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026, or for other future periods.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. As of June 30, 2026 and December 31, 2025, the Company had cash balances in various operating accounts in excess of federally insured limits. The Company maintains its cash and cash equivalents with what it considers high credit quality financial institutions.

Five customers accounted for approximately 74% of the Company’s revenue for the three months ended June 30, 2026, and three customers accounted for approximately 60% of the Company’s revenue for the six months ended June 30, 2026. Two customers accounted for approximately 94% of the Company’s revenue for the three months ended June 30, 2025, and two customers accounted for approximately 88% of the Company’s revenue for the six months ended June 30, 2025. Six customers accounted for approximately 82% of the Company’s accounts receivable balance as of June 30, 2026. One customer accounted for approximately 99% of the Company’s accounts receivable balance as of December 31, 2025. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company’s management performs ongoing credit evaluations of its customers’ financial condition.

With the launch of its new U.S.-based contract manufacturer, the Company’s product sales were supplied by two contract manufacturers during the three and six months ended June 30, 2026 and one contract manufacturer during the three and six months ended June 30, 2025.

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

Note 3 – Summary of Significant Accounting Policies, continued

Offering costs associated with warrants classified as liabilities are expensed as incurred and are presented as offering costs related to warrant liability in the statements of operations. Offering costs associated with the sale of warrants classified as equity are charged against proceeds received.

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

The Company recognizes the majority of its revenue upon shipment of the products it sells. Generally, there is a five-day return policy on the Company’s shipment of products. The e-Compass software platform coupled with the hardware bundle required to create a functional wireless power network is recognized ratably over the e-Compass software subscription term, typically twelve months, commencing upon delivery of the hardware and granted access to e-Compass. Additionally, the Company records revenue associated with product development projects that it enters into with certain customers. In general, these product development projects are complex, and the Company does not have certainty about its ability to achieve the project milestones. The achievement of a milestone generally requires the Company to satisfy the applicable performance obligation and obtain customer acceptance. The Company recognizes this revenue at the point in time at which the performance obligation is met. The payment associated with achieving the performance obligation is generally commensurate with the Company’s effort or the value of the deliverable and is nonrefundable. Any deferred revenue is recognized upon achievement of the performance obligation or expiration of a support agreement. Payment terms for most customer invoices are a minimum of net 30 days. Product sales are usually subject to a warranty of a minimum of one year.

Shipping and Handling

The Company reflects shipping and handling costs incurred to deliver products to customers as cost of revenue. Amounts billed to customers for shipping and handling, including freight and logistics-related fulfillment services, are recognized as product revenue.

Accounts Receivable

The Company reviews its receivables for collectibility based on historical loss patterns, the aging of the receivables, assessments of specific customer accounts considered to be at risk of nonpayment, and records an allowance for expected credit losses as necessary. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company did not record an allowance for credit losses on its accounts receivable as of both June 30, 2026 and December 31, 2025.

Inventory

Inventory is stated at the lower of cost, determined using the weighted-average cost method, or net realizable value. Net realizable value is assessed at the end of each reporting period, and an adjustment is recorded, if necessary. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the new cost basis.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $1.1 million and $2.1 million for the three and six months ended June 30, 2026, respectively. The Company incurred research and development costs of $1.1 million and $2.3 million for the three and six months ended June 30, 2025, respectively.

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

The Company accounts for uncertain tax positions in accordance with ASC 740. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The guidance from ASC 740 also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other provisions, this act includes permanently extending and modifying certain expiring provisions of the 2017 Tax Cuts and Jobs Act and immediate expensing of domestic research and development expenses. The Company does not expect the OBBBA to have a material impact on its financial statements.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants (using the treasury stock method) and the vesting of RSUs. The computation of diluted net loss per common share excludes potentially dilutive securities of 722,824 and 59,125 for the three and six months ended June 30, 2026 and 2025, respectively, because their inclusion would be anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the three and six months ended June 30,
	2026	2025
Warrants issued to investors	653,497	47,764
RSUs	69,327	11,361
Total potentially dilutive securities	722,824	59,125

For the three and six months ended June 30, 2026, the table above includes 633,111 warrants expiring on September 10, 2030, which have an exercise price of $7.79 per share, and 20,386 warrants expiring on September 10, 2030, which have an exercise price of $9.90 per share. For the three and six months ended June 30, 2025, the table above includes 34,014 warrants expiring on February 20, 2029, which have an exercise price of $55.20 per share and 13,750 warrants expiring on March 28, 2029, which, as of June 30, 2025 had an exercise price of $8.40 per share.

Note 3 – Summary of Significant Accounting Policies, continued

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the useful lives (in years) of the related asset. The Company currently uses the following estimated useful lives for depreciating property and equipment: computer software – 1-2 years, machinery, equipment and computer hardware – 3 years, furniture and fixtures – 7 years, leasehold improvements – shorter of estimated life or remaining life of the lease.

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

Segments

The Company has one operating segment and one reportable segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer and Chief Financial Officer. The CODM reviews financial information on a regular basis for purposes of allocating resources and evaluating financial performance. The CODM also reviews and utilizes functional expenses, such as cost of revenue, research and development, sales and marketing, and general and administrative, to manage the Company’s operations. All long-lived assets are located in the United States and substantially all revenue is primarily attributed to customers based in the United States and Europe.

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

Recent Accounting Pronouncements, Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires the disaggregation of certain expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. This ASU is effective on a prospective basis for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, with early adoption permitted. This ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the new standard on the Company’s financial statements and related disclosures.

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

Note 4 – Prepaid Expenses and Other Current Assets

Below is a summary of the Company’s prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 (in thousands):

	Balance as of
	June 30, 2026	December 31, 2025
Deposit with contract manufacturers	$6,282	$21
Deposit for intellectual property renewals	193	106
Prepaid subscriptions	28	13
Prepaid insurance	313	152
Prepaid software and support	19	24
Tradeshow deposits	—	6
Deferred cost of revenue	9	54
Other deposits	41	46
Total	$6,885	$422

In addition to the prepaid expenses and other current assets disclosed above, the Company had $0.4 million and $0.3 million in other assets relating to deposits for intellectual property renewals as of June 30, 2026 and December 31, 2025, respectively.

Note 5 – Inventory

Below is a summary of the Company’s inventory as of June 30, 2026 and December 31, 2025 (in thousands):

	Balance as of
	June 30, 2026	December 31, 2025
Raw materials	$812	$679
Work-in-process	86	109
Finished goods	1,605	721
Total	$2,503	$1,509

Note 6 – Property and Equipment

Below is a summary of the Company’s property and equipment as of June 30, 2026 and December 31, 2025 (in thousands):

	Balance as of
	June 30, 2026	December 31, 2025
Machinery, equipment and computer hardware	$1,831	$1,562
Computer software	1,059	1,055
Furniture and fixtures	206	206
Leasehold improvements	424	424
	3,520	3,247
Less – accumulated depreciation	(3,025)	(2,949)
Total property and equipment, net	$495	$298

The Company did not have any disposals of property and equipment during the three or six months ended June 30, 2026. The Company disposed of an aggregate of $1.4 million of fully depreciated assets during the three and six months ended June 30, 2025. Total depreciation and amortization expense of the Company’s property and equipment was approximately $0.1 million for both the six months ended June 30, 2026 and 2025, of which, an immaterial amount was included in cost of revenue during each period.

Note 7 – Accrued Expenses

Below is a summary of the Company’s accrued expenses as of June 30, 2026 and December 31, 2025 (in thousands):

	Balance as of
	June 30, 2026	December 31, 2025
Accrued compensation	$779	$1,341
Accrued purchased inventory received	751	359
Accrued stock registration expense	—	186
Customer deposits received	—	32
Accrued cost of revenue	90	—
Accrued legal expenses	38	30
Other accrued expenses	155	147
Total	$1,813	$2,095

Note 8 – Commitments and Contingencies

Operating Leases

San Jose Lease

The Company leases office space for its corporate headquarters in San Jose, California under an operating lease.

On March 19, 2025, the Company entered into an amendment to the lease, which relocated the Company to a smaller suite within the same building and extended the lease term through December 31, 2027. The Company agreed to issue 2,500 shares of its common stock to the landlord upon signing the amendment as partial consideration for the amended lease and agreed to new monthly payments beginning October 2025 of approximately $37,000, escalating to approximately $46,000 during 2026 and $51,000 during 2027. As a result of the new lease amendment signed on March 19, 2025, the ROU asset and operating lease liability were both increased by approximately $0.9 million. The Company recorded lease expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively. The Company recorded lease expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively.

Note 8 – Commitments and Contingencies, continued

Operating Lease Commitments

The Company follows ASC 842, “Leases” (“Topic 842”) and recognizes the required ROU assets and operating lease liabilities on its balance sheets. The Company anticipates having future total lease payments of $0.9 million through the fourth quarter of 2027. As of June 30, 2026, the Company has total operating lease right-of-use assets of $0.7 million, current operating lease liabilities of $0.5 million and long-term operating lease liabilities of $0.3 million. The weighted average remaining lease term is 1.5 years as of June 30, 2026.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of June 30, 2026 is as follows (in thousands):

As of June 30, 2026	Amount
2026 ( six months remaining)	$278
2027	610
Total future lease payments	888
Present value discount (8.0% weighted average)	(49)
Total operating lease liabilities	$839

Litigation, Claims and Assessments

The Company is from time to time involved in various disputes, claims, liens and litigation matters arising in the normal course of business. While the outcome of these disputes, claims, liens and litigation matters cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Employee Bonus Plans

On January 12, 2026, the Board of Directors (the “Board”), on the recommendation of the Compensation Committee, approved the 2026 Corporate Bonus Plan (the “2026 Bonus Plan”), whereby employees’ bonuses will be based upon achievement of performance objectives set by the Compensation Committee and paid annually. Employees must be continuously employed throughout the applicable performance period and payment date and achieve the performance objectives.

Under the 2026 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents and defining the annual performance metrics against which the bonus compensation will be measured. The level of achievement against pre-defined performance metrics is used to determine whether any such bonuses will be paid and whether those performance metrics have been satisfactorily achieved. The Company accrued $0.4 million and $0.6 million in bonus expense under the 2026 Bonus Plan during the three and six months ended June 30, 2026, which the Company plans to pay during the first quarter of 2027.

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

Under the 2025 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents and defining the annual performance metrics against which the bonus compensation will be measured. The level of achievement against pre-defined performance metrics is used to determine whether any such bonuses will be paid and whether those performance metrics have been satisfactorily achieved. The Company accrued $0.5 million in bonus expense under the 2025 Bonus Plan during the three and six months ended June 30, 2025. Based upon achievement of the performance objectives, as approved by the Compensation Committee, payments due under the 2025 Bonus Plan were paid in February of 2026.

Note 9 – Short-term Debt

Financing for Insurance Premiums

On April 29, 2025, the Company financed approximately $0.3 million in business insurance premiums to be repaid in nine installments of approximately $35,000 with a borrowing rate of 6.99% per year. On October 15, 2025, the Company financed approximately $0.1 million in cyber liability and additional insurance premiums to be repaid in 11 installments of approximately $6,000 with a borrowing rate of 6.09% per year. On April 6, 2026, the Company financed approximately $0.4 million in business insurance premiums to be repaid in 11 installments of approximately $33,000 with a borrowing rate of 6.15% per year. As of June 30, 2026, the Company had an outstanding balance of approximately $0.3 million on the financing for its insurance premiums with a weighted average borrowing rate of 6.15% per year.

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

Financing

2023 Offering

On March 28, 2023, the Company completed an underwritten offering pursuant to which it issued and sold an aggregate of (i)  13,750 shares of its common stock and (ii) warrants to purchase up to 13,750 shares of its common stock (the “2023 Warrants”), for net proceeds of $2.7 million, after deducting underwriting discounts, commissions and expenses payable by the Company. The 2023 Warrants were immediately exercisable upon issuance and had a term of six years and an initial exercise price of $240.00.

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

On February 13, 2025, the Company filed a prospectus supplement for the issuance and sale of an additional $80.0 million in shares of common stock under the ATM Program. On September 10, 2025, the ATM Program was reduced to up to $70.0 million in shares of common stock. During the three months ended June 30, 2026, the Company did not sell any shares under the ATM Program. During the six months ended June 30, 2026, the Company sold 3,299,728 shares of its common stock for net proceeds of $31.8 million (net of commissions and other related offering expenses of $1.1 million). As of June 30, 2026, approximately $31.7 million in shares of common stock remained available for issuance under the ATM Program, subject to availability of authorized shares.

Note 10 – Capital Stock and Warrants, continued

2025 Offering

On September 10, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), providing for the issuance and sale by the Company, in a registered direct offering (the “2025 Offering”), of (i) 120,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 465,347 shares of common stock (the “2025 Pre-Funded Warrants”), and (iii) warrants to purchase up to an aggregate of 585,347 shares of common stock (the “2025 Warrants”). Each share of common stock and 2025 Pre-Funded Warrant was offered and sold together with an accompanying 2025 Warrant at a combined price of $7.92 per share of common stock or 2025 Pre-Funded Warrant and accompanying 2025 Warrant, as applicable. Each 2025 Pre-Funded Warrant and 2025 Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.00001 per share, in the case of the 2025 Pre-Funded Warrants, or $7.79 per share, in the case of the 2025 Warrants. The 2025 Pre-Funded Warrants expire when they are exercised in full and the 2025 Warrants expire five years from the date of issuance. As of June 30, 2026, no 2025 Pre-Funded Warrants and 585,347 2025 Warrants were outstanding.

The 2025 Offering closed on September 11, 2025. The Company received net proceeds of approximately $4.0 million from the 2025 Offering, after deducting placement agent fees and estimated offering expenses payable by the Company.

Pursuant to the Engagement Letter, dated as of July 9, 2024, as amended to date (the “Original Engagement Letter”), between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), and the Engagement Letter Joinder Agreement, dated as of September 10, 2025 (the “Joinder Agreement” and, together with the Original Engagement Letter, the “Engagement Letter”), by and among the Company, Wainwright and Rodman & Renshaw LLC (“Rodman & Renshaw” and, together with Wainwright, the “Placement Agents”), the Company, in connection with the closing of the 2025 Offering, agreed to issue to the Placement Agents or their respective designees warrants (the “Registered Direct Offering Placement Agent Warrants”) to purchase up to an aggregate of 40,974 shares of common stock. The Registered Direct Offering Placement Agent Warrants have substantially the same terms as the 2025 Warrants, except the Registered Direct Offering Placement Agent Warrants are exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of $9.90 per share and the Registered Direct Offering Placement Agent Warrants expire on September 10, 2030. As of June 30, 2026, 18,848 shares of the Registered Direct Offering Placement Agent Warrants were still outstanding.

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

As consideration for the exercise of the 2023 Warrants and 2024 Warrants for cash, the Company issued new unregistered warrants (the “New Warrants”) to purchase up to an aggregate of 47,764 shares of common stock at a fixed exercise price of $7.79 per share (the “New Warrant Shares”). The New Warrants are exercisable immediately upon issuance and will expire five years following the initial issuance date. The New Warrants are classified as equity warrants. Except as described herein, the New Warrants are substantially similar to the Original Warrants. The closing of the Concurrent Warrant Exercise Transaction occurred on September 11, 2025. As of June 30, 2026, the New Warrant Shares are still outstanding.

Also pursuant to the Engagement Letter, the Company, in connection with the closing of the Concurrent Warrant Exercise Transaction, agreed to issue to the Placement Agents or their respective designees warrants (the “Concurrent Warrant Exercise Transaction Placement Agent Warrants”) to purchase up to an aggregate of 3,343 shares of common stock. The Concurrent Warrant Exercise Transaction Placement Agent Warrants have substantially the same terms as the New Warrants, except the Concurrent Warrant Exercise Transaction Placement Agent Warrants are immediately exercisable to purchase one share of common stock at a price of $9.90 per share and the Concurrent Warrant Exercise Transaction Placement Agent Warrants expire on September 10, 2030. As of June 30, 2026, a total of 1,538 shares of the Concurrent Warrant Exercise Transaction Placement Agent Warrants were still outstanding.

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

On March 11, 2025, the Company withdrew the Regulation A Offering. No sales of Units were made pursuant to the Regulation A Offering. The Company’s prepaid expenses and other current assets as of December 31, 2024 included approximately $0.3 million in prepaid financing expenses related to the Regulation A Offering. An additional $0.4 million in expenses related to the Regulation A Offering was recorded during the three months ended March 31, 2025. Upon termination of the Regulation A Offering, the Company recorded a one-time total write-off of $0.7 million as expenses related to an abandoned financing transaction during the six months ended June 30, 2025.

Common Stock Outstanding

The Company’s outstanding shares of common stock may occasionally include shares that are deemed delivered under U.S. GAAP. Shares that are deemed delivered currently include shares that have vested, but have not yet been delivered, under tax-deferred equity awards. There are no voting rights for shares that are deemed delivered under U.S. GAAP until the actual delivery of shares takes place. There are currently 200,000,000 shares of common stock authorized for issuance. As of June 30, 2026, there were 5,527,071 shares of the Company’s common stock outstanding.

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	June 30, 2026	June 30, 2025
RSUs outstanding	69,327	11,361
Warrants outstanding	653,497	47,764
Shares available for issuance under the 2024 Equity Incentive Plan	316,668	78,169
Total	1,039,492	137,294

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

Note 11 – Stock-Based Compensation, continued

On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 3,333 shares. On March 28, 2024, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 4,050 shares. As of June 30, 2026, there are 835 RSUs granted and outstanding under the 2017 Equity Inducement Plan. No new equity award grants are to be issued from the 2017 Equity Inducement Plan.

2024 Equity Incentive Plan

On June 12, 2024, the Energous Corporation 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”) was approved by stockholders for the issuance of equity incentive awards to eligible participants, which replaced the following equity plans of the Company: (i) the 2013 Equity Incentive Plan, (ii) 2014 Non-Employee Equity Compensation Plan, (iii) the Performance Share Unit Plan and (iv) the 2017 Equity Inducement Plan (collectively, the “Prior Equity Plans”). All existing outstanding awards remain outstanding under the Prior Equity Plans, and an additional 15,200 shares of common stock were approved for issuance under the 2024 Equity Incentive Plan. On June 11, 2025, the Company’s stockholders approved an increase of the available share reserve under the 2024 Equity Incentive Plan by 66,667 shares. On June 11, 2026, the Company’s stockholders approved an increase in the available share reserve under the 2024 Equity Incentive Plan by 300,000 shares.

As of June 30, 2026, there are 68,492 RSUs granted and outstanding under the 2024 Equity Incentive Plan. As of June 30, 2026, 316,668 shares of common stock remain available for issuance under the 2024 Equity Incentive Plan.

Restricted Stock Units (“RSUs”)

During the six months ended June 30, 2026, the Compensation Committee granted directors an aggregate of 7,540 RSUs for service on the Board. These RSU awards vest on the one-year anniversary of the grant date.

During the six months ended June 30, 2026, the Board granted employees an aggregate of 62,150 RSUs. These RSU awards vest over four years.

As of June 30, 2026, the unamortized fair value of outstanding RSUs was $1.0 million. The unamortized amount will be expensed over a weighted average period of 3.1 years. A summary of the activity related to RSUs for the six months ended June 30, 2026 is presented below:

		Weighted
		Average
		Grant
		Date Fair
	Total	Value
Outstanding as of January 1, 2026	10,991	$59.75
RSUs granted	69,690	13.45
RSUs forfeited	(8,182)	55.48
RSUs vested	(3,172)	35.92
Outstanding as of June 30, 2026	69,327	$14.77

Stock-Based Compensation Expense

The total amount of stock-based compensation was reflected within the statements of operations as (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Research and development	$14	$10	$33	$19
Sales and marketing	11	61	17	123
General and administrative	37	26	62	49
Severance expense	—	—	—	16
Cost of revenue	—	—	—	1
Total	$62	$97	$112	$208

Note 12 – Revenue Recognition

The following tables depict the disaggregation of revenue by product or service and geographic region of the customers for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
Revenue by product/service	2026	2025	2026	2025
PowerBridge sales and shipping	$3,022	$944	$5,945	$1,246
Other	67	31	226	72
Total revenue	$3,089	$975	$6,171	$1,318

	For the three months ended June 30,		For the six months ended June 30,
Revenue by geographic region	2026	2025	2026	2025
United States	$1,539	$771	$4,325	$1,070
Europe	1,550	201	1,846	227
Other	—	3	—	21
Total revenue	$3,089	$975	$6,171	$1,318

Substantially all revenue recognized during the three and six months ended June 30, 2026 and 2025 was recognized at a point in time.

Selected balance sheet line items that reflect accounts receivable and contract liabilities as of June 30, 2026, December 31, 2025, and December 31, 2024 were as follows (in thousands):

	Balances as of
	June 30, 2026	December 31, 2025	December 31, 2024
Trade receivables	$3,268	$2,988	$78
Deferred revenue	$64	$27	$13
Customer deposits	$—	$32	$—

The Company expects to satisfy its obligations under deferred revenue and collect all net trade receivables within one year of June 30, 2026.

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

The Company accounted for the 2023 Warrants in accordance with the derivative guidance contained in ASC 815-40, as the warrants did not meet the criteria for equity treatment. The Company believes that the adjustment to the Exercise Price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the 2023 Warrants are not eligible for an exception from derivative accounting. As such, the 2023 Warrants were initially measured at fair value and recorded as a liability in the amount of $3.1 million. The Company recorded a change in fair value of the warrant liability of $0 and a decrease of $0.3 million for the three and six months ended June 30, 2025. There was no change in fair value of the warrant liability during the three or six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the 2023 Warrants had been fully exercised in the Concurrent Warrant Exercise Transaction, eliminating the recorded warrant liability. See Note 14 - Fair Value Measurements for details on changes of fair value of the warrant liability.

Note 14 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Balance as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$31,192	$—	$—	$31,192

	Balance as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$10,401	$—	$—	$10,401

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

Note 14 – Fair Value Measurements, continued

The key inputs into the Monte Carlo simulation model for the 2023 Warrants are as follows:

As of June 30, 2025
Share price	$8.10
Exercise price	$8.40
Term (in years)	3.75
Volatility	110%
Risk-free rate	3.7%
Dividend yield	0%

The change in the fair value of the 2023 Warrant liability was a decrease of $0.3 million during the three and six months ended June 30, 2025 (see Note 13 – Warrant Liability). On September 10, 2025, the 2023 Warrants were fully exercised in the Concurrent Warrant Exercise Transaction, eliminating the recorded warrant liability.

	For the six months ended June 30,
	2026	2025
Beginning value	$—	$358
Change in value of warrant liability	—	(267)
Ending value	$—	$91

Note 15 – Employee Benefit Plan

The Company administers a 401(k) retirement plan (the “401(k) Plan”) in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(k) Plan. During the three and six months ended June 30, 2026, the Company made matching contributions of $26,000 and $50,000, respectively. During the three and six months ended June 30, 2025, the Company made matching contributions of $27,000 and $78,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires the terms “we,” “us,” “our,” and “Energous” refer to Energous Corporation d/b/a Energous Wireless Power Solutions, a Delaware corporation. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “would,” “should,” “could,” “seek,” “intend,” “plan,” “continue,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations with respect to future financings; expectations for revenues, liquidity, cash flows and financial performance; and expectations regarding the release of additional wireless power-enabled products. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements relate to the future and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to develop commercially feasible technology or commercialize such technology; timing of customer implementations of our technology in consumer products; timing and receipt of regulatory approvals in the United States and internationally; our ability to find and maintain contract manufacturing partners; market acceptance of our technology; competition in our industry; our ability to protect our intellectual property; our ability to maintain or improve our financial position, cash flows, and liquidity and our expected financial needs; the impacts of tariffs and other geopolitical conflicts; and other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis sections of our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q, including this Report. We undertake no obligation to publicly update any of our forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

We pioneered the development of scalable, over-the-air WPN technology that integrates advanced semiconductor chipsets, software controls, hardware designs, and antenna systems to enable RF-based charging for ambient IoT devices, transforming supply chain capabilities from limited tracking to overall business intelligence. Our WPN technology consists of transmitter systems, receiver integrated circuits, and supporting software designed to deliver power and data to battery-free IoT devices across a range of operating distances and power levels. These capabilities support applications that require continuous operation without wired power connections or periodic battery replacement.

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

Impact of Current Global Economic Conditions on Our Business

Uncertainty in the global economy presents significant risks to our business. We are subject to ongoing exposure related to the current macroeconomic environment, including inflation, rising interest rates, geopolitical factors such as the ongoing conflict between Russia and Ukraine, tensions between the United States and China as well as China and Taiwan, conflicts in the Middle East, and supply chain disruptions. These conditions may affect various aspects of our business, including our operations, financial position, cash flows, inventory management, supply chains, global regulatory approvals, purchasing trends, customer payment patterns, and the broader industry environment, as well as our employees.

Results of Operations

Costs and Expenses

Cost of revenue consists of direct materials, direct labor, and overhead for our production-level wireless charging systems. Research and development expenses include costs associated with our efforts to develop our technology, including personnel compensation, consulting, engineering supplies and components, regulatory expenses, and general office expenses specifically related to the research and development department. Sales and marketing expenses include costs associated with selling and marketing our technology to our customers, including personnel compensation, public relations, graphic design, tradeshow, engineering supplies utilized by the sales team, and general office expenses specifically related to the sales and marketing department. General and administrative expenses include costs for general and corporate functions, including personnel compensation, facility fees, travel, telecommunications, insurance, professional fees, consulting fees, general office expenses, and other overhead.

Comparison of Three Months Ended June 30, 2026 and 2025

The following table sets forth selected Condensed Statements of Operations data (in thousands):

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Revenue	$3,089	$975	$2,114	217%
Cost of revenue	2,995	637	2,358	370%
Gross profit	94	338	(244)	(72)%
Operating expenses:
Research and development	1,135	1,100	35	3%
Sales and marketing	630	704	(74)	(11)%
General and administrative	1,453	1,286	167	13%
Severance expense	69	23	46	200%
Expenses from abandoned financing transaction	—	5	(5)	(100)%
Total operating expenses	3,287	3,118	169	5%
Loss from operations	(3,193)	(2,780)	(413)	(15)%
Other income (expense), net:
Interest income (expense), net	282	(7)	289	4,129%
Loss on retirement of property and equipment	—	(1)	1	100%
Total other income (expense), net	282	(8)	290	3,625%
Net loss	$(2,911)	$(2,788)	$(123)	(4)%

Revenue. During the three months ended June 30, 2026 and 2025, we recorded revenue of $3.1 million and $1.0 million, respectively. The 217% period-over-period increase is primarily due to accelerated U.S. and European demand from a Fortune 10 e-commerce technology customer during the second quarter of 2026. Additionally, a large scale proof of concept (“POC”) deployment with a U.S. government sector customer ramped up during the three months ended June 30, 2026. Additional incremental revenue generated during the second quarter 2026 was comprised of multiple POC’s, referred through the Company’s participation in the Amazon Web Services (“AWS”) Partner Network and other channel partners, for both our standard PowerBridge Pro WPN solutions and our End-to-End solution.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative, and severance expenses. Loss from operations for the three months ended June 30, 2026 and 2025 was $3.2 million and $2.8 million, respectively.

Cost of Revenue:

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Cost of revenue	$2,995	$637	$2,358	370%
Percent of total revenue	97%	65%

Cost of revenue was $3.0 million and $0.6 million, respectively, for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily due to a combination of higher sales volume of PowerBridge Pro transmitters shipped during the second quarter of 2026 and the short-term impact of a hardware upgrade requested by a Fortune 10 customer, which required retooling of our contract manufacturing lines. To meet the customer’s feature requirements and fulfill second quarter 2026 demand within the required timeframe, production of the PowerBridge Pro was concentrated at our U.S.-based contract manufacturer, which was able to rapidly implement the required production changes. This enabled us to meet customer delivery timelines but resulted in higher per-unit manufacturing costs compared with production at our overseas contract manufacturer.

Research and Development Costs:

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Research and development	$1,135	$1,100	$35	3%
Percent of total revenue	37%	113%

Research and development (“R&D”) costs were $1.1 million for both the three months ended June 30, 2026 and 2025. The slight increase is due to higher product development and engineering material costs.

Sales and Marketing Costs:

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Sales and marketing	$630	$704	$(74)	(11)%
Percent of total revenue	20%	72%

Sales and marketing costs were $0.6 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of approximately $0.1 million is primarily due to a $0.1 million decrease in compensation from a lower bonus accrual and decreased stock-based compensation.

General and Administrative Costs:

	For the three months ended June 30,
	2026	2025	$ Change	% Change
General and administrative	$1,453	$1,286	$167	13%
Percent of total revenue	47%	132%

General and administrative costs for the three months ended June 30, 2026 and 2025 were $1.5 million and $1.3 million, respectively. The increase of approximately $0.2 million was primarily due to an approximately $0.1 million increase in stock registration and annual meeting expenses and a $0.1 million increase in investor relations fees.

Severance Expense:

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Severance expense	$69	$23	$46	200%
Percent of total revenue	2%	2%

Severance expense was approximately $69,000 and $23,000 for the three months ended June 30, 2026 and 2025, respectively, related to the separation of non-executive employees.

Expenses from Abandoned Financing Transaction:

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Expenses from abandoned financing transaction	$—	$5	$(5)	(100)%
Percent of total revenue	0%	1%

Expenses from the abandoned financing transaction were approximately $5,000 for the three months ended June 30, 2025, attributable to our decision not to pursue the convertible preferred equity offering under Regulation A. This decision was made because we were able to secure less dilutive financing through our ATM Program at a lower cost of capital. There was no such expense for the three months ended June 30, 2026.

Other Income (expense), net:

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Interest income (expense), net	$282	$(7)	$289	4,129%
Loss on retirement of property and equipment	—	(1)	1	100%
Total other income (expense), net	$282	$(8)	$290	3,625%

Net interest income (expense) for the three months ended June 30, 2026 was $0.3 million from interest earned in our money market account. Net interest expense for the three months ended June 30, 2025 was approximately $7,000 from short-term loan interest expense of $96,000, partially offset by interest income of $89,000 earned in our money market account.

Net Loss. As a result of the above, net loss for the three months ended June 30, 2026 was $2.9 million as compared to $2.8 million for the three months ended June 30, 2025, primarily driven by the short-term negative impact of gross margins during the second quarter of 2026.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table sets forth selected Condensed Statements of Operations data (in thousands):

	For the six months ended June 30,
	2026	2025	$Change	% Change
Revenue	$6,171	$1,318	$4,853	368%
Cost of revenue	4,982	887	4,095	462%
Gross profit	1,189	431	758	176%
Operating expenses:
Research and development	2,149	2,292	(143)	(6)%
Sales and marketing	1,169	1,293	(124)	(10)%
General and administrative	2,841	2,181	660	30%
Severance expense	69	395	(326)	(83)%
Expenses from abandoned financing transaction	—	661	(661)	(100)%
Total operating expenses	6,228	6,822	(594)	(9)%
Loss from operations	(5,039)	(6,391)	1,352	21%
Other income (expense), net:
Change in fair value of warrant liability	—	267	(267)	(100)%
Interest income (expense), net	472	(29)	501	1,728%
Loss on retirement of property and equipment	—	(1)	1	100%
Total other income (expense), net	472	237	235	99%
Net loss	$(4,567)	$(6,154)	$1,587	26%

Revenue. During the six months ended June 30, 2026 and 2025, we recorded revenue of $6.2 million and $1.3 million, respectively. The 368% period-over-period increase is primarily due to accelerated U.S. and European demand from a Fortune 10 e-commerce technology customer during the first half of 2026. Additionally, a large scale POC deployment with a U.S. government sector customer ramped up during the six months ended June 30, 2026. Additional incremental revenue generated during the first half of 2026 was comprised of multiple POC’s, referred through the Company’s participation in the AWS Partner Network and other channel partners, for both our standard PowerBridge Pro WPN solutions and our End-to-End solution.

Costs and Expenses and Loss from Operations. Costs and expenses are made up of cost of revenue, research and development, sales and marketing, general and administrative and severance expenses. Loss from operations for the six months ended June 30, 2026 and 2025 was $5.0 million and $6.4 million, respectively.

Cost of Revenue:

	For the six months ended June 30,
	2026	2025	$Change	% Change
Cost of revenue	$4,982	$887	$4,095	462%
Percent of total revenue	81%	67%

Cost of revenue was $5.0 million and $0.9 million, respectively, for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to a combination of higher sales volume of PowerBridge Pro transmitters shipped during the second quarter of 2026 and the short-term impact of a hardware upgrade requested by a Fortune 10 customer, which required retooling of our contract manufacturing lines. To meet the customer’s feature requirements and fulfill second quarter 2026 demand within the required timeframe, production of the PowerBridge Pro was concentrated at our U.S.-based contract manufacturer, which was able to rapidly implement the required production changes. This enabled us to meet customer delivery timelines, but resulted in higher per-unit manufacturing costs compared with production at our overseas contract manufacturer.

Research and Development Costs:

	For the six months ended June 30,
	2026	2025	$Change	% Change
Research and development	$2,149	$2,292	$(143)	(6)%
Percent of total revenue	35%	174%

R&D costs were $2.1 million and $2.3 million, respectively, for the six months ended June 30, 2026 and 2025. The decrease is primarily due to a $0.1 million decrease in third party services and a $0.1 million decrease in payroll costs, partially offset by a $0.1 million increase in engineering material and testing expense.

Sales and Marketing Costs:

	For the six months ended June 30,
	2026	2025	$Change	% Change
Sales and marketing	$1,169	$1,293	$(124)	(10)%
Percent of total revenue	19%	98%

Sales and marketing costs for the six months ended June 30, 2026 and 2025 were $1.2 million and $1.3 million, respectively. The decrease is primarily due to a $0.1 million reduction in consulting fees.

General and Administrative Costs:

	For the six months ended June 30,
	2026	2025	$Change	% Change
General and administrative	$2,841	$2,181	$660	30%
Percent of total revenue	46%	165%

General and administrative costs for the six months ended June 30, 2026 and 2025 were $2.8 million and $2.2 million, respectively. The increase of approximately $0.7 million was primarily due to a $0.2 million increase in payroll costs, a $0.2 million increase in legal fees, a $0.1 million increase in stock registration and transfer expenses, and a $0.1 million increase in investor relations fees.

Severance Expense:

	For the six months ended June 30,
	2026	2025	$Change	% Change
Severance expense	$69	$395	$(326)	(83)%
Percent of total revenue	1%	30%

Severance expense was $0.1 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively, related to the separation of certain non-executive employees.

Expenses from Abandoned Financing Transaction:

	For the six months ended June 30,
	2026	2025	$Change	% Change
Expenses from abandoned financing transaction	$—	$661	$(661)	(100)%
Percent of total revenue	0%	50%

Expenses from the abandoned financing transaction were $0.7 million for the six months ended June 30, 2025, primarily attributable to our decision not to pursue the convertible preferred equity offering under Regulation A. This decision was made because we were able to secure less dilutive financing through our ATM Program at a lower cost of capital. There was no such expense for the six months ended June 30, 2026.

Other Income (expense), net:

	For the six months ended June 30,
	2026	2025	$Change	% Change
Change in fair value of warrant liability	$—	$267	$(267)	(100)%
Interest income (expense), net	472	(29)	501	1,728%
Loss on retirement of property and equipment	—	(1)	1	100%
Total other income (expense), net	$472	$237	$235	99%

Other expense resulting from the change in fair value of the warrant liability was $0.3 million for the six months ended June 30, 2025. On September 10, 2025, the 2023 Warrants were fully exercised, eliminating the related warrant liability. As of both December 31, 2025 and June 30, 2026, we no longer have warrants classified as a liability on our balance sheet.

Net interest income for the six months ended June 30, 2026 was $0.5 million from interest earned in our money market account. Net interest expense for the six months ended June 30, 2025 was approximately $29,000 from short-term loan interest expense of $284,000, partially offset by interest income of $255,000 earned in our money market account.

Net Loss. As a result of the above, net loss for the six months ended June 30, 2026 was $4.6 million as compared to $6.2 million for the six months ended June 30, 2025.

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

Going Concern. Accounting Standards Codification (“ASC”) 205-40 Presentation of Financial Statements - Going Concern, requires management to assess our ability to continue as a going concern. In accordance with this guidance, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We anticipate that cash flows generated from operations and our cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months.

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

Our revenue consists of revenue from our single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems, including hardware and software.

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

During the three months ended June 30, 2026, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity and Capital Resources

During the six months ended June 30, 2026 and 2025, we recorded revenue of $6.2 million and $1.3 million, respectively. We incurred a net loss of $4.6 million and $6.2 million for the six months ended June 30, 2026 and 2025, respectively. Net cash used in operating activities was $10.9 million and $7.5 million for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, we had cash on hand of $31.2 million. Based upon our cash on hand as of June 30, 2026 and anticipated collection of accounts receivable, we are currently meeting our liquidity requirements, and we anticipate that cash flows generated from operations and our cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months.

In accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management has evaluated whether conditions or events, considered in the aggregate, raise questions about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on current operating levels and existing cash balances, management believes that we have sufficient liquidity to fund operations for at least the next twelve months.

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

The market for products using our technology is broad and evolving, so our success is dependent upon many factors, including customer acceptance of our existing products, technical feasibility of future products, regulatory approvals, the development of complementary technologies, competition and global market fluctuations.

Cash Flows

Operating Activities - During the six months ended June 30, 2026, cash flows used in operating activities were $10.9 million, consisting of a net loss of $4.6 million, less adjustments to reconcile net loss to net cash used in operating activities aggregating $0.2 million (principally stock-based compensation of $112,000 and depreciation and amortization of $76,000), a $6.1 million increase in prepaid expenses and other current assets, a $1.0 million increase in inventory, a $0.3 million decrease in accrued expenses, a $0.3 million increase in accounts receivable, a $0.2 million decrease in operating lease liabilities and a $0.1 million increase in other assets, partially offset by a $1.3 million increase in accounts payable and a $0.2 million decrease in right-of-use lease assets.

During the six months ended June 30, 2025, cash flows used in operating activities were $7.5 million, consisting of a net loss of $6.2 million, less adjustments to reconcile net loss to net cash used in operating activities aggregating $0.1 million (principally stock-based compensation of $0.2 million and depreciation and amortization of short-term loan fees totaling approximately $0.1 million, partially offset by a change in fair value of warrant liability of $0.3 million), a $1.1 million decrease in accounts payable, a $0.6 million increase in accounts receivable, a $0.3 million decrease in operating lease liabilities and a $0.2 million increase in inventory, partially offset by a $0.4 million decrease in operating lease right-of-use assets and a $0.3 million decrease in prepaid expenses and other current assets.

Investing Activities - During the six months ended June 30, 2026 and 2025, cash flows used in investing activities were $0.3 million and $37,000, respectively. Cash used in investing activities during both periods primarily related to purchases of hardware and equipment.

Financing Activities - During the six months ended June 30, 2026, cash flows provided by financing activities were $31.9 million, which primarily consisted of $31.8 million in net proceeds from the sale of shares of our common stock under the ATM Program and $0.2 million received from exercises of warrants, partially offset by $0.1 million in repayments of financed insurance.

During the six months ended June 30, 2025, cash flows provided by financing activities were $14.9 million, which primarily consisted of $15.8 million in net proceeds from the sale of shares of our common stock under the ATM Program, partially offset by $0.8 million in repayments of a short-term loan and $0.1 million in repayments of financed insurance.

Fundraising Activities

ATM Offering Program

On June 21, 2024, we entered into the At the Market Offering Agreement with H.C. Wainwright & Co., LLC, as sales agent, pursuant to which we could issue and sell up to $3.45 million in shares of our common stock (as amended to date, the “ATM Program”).

On February 13, 2025, the Company filed a prospectus supplement for the issuance and sale of an additional $80.0 million in shares of common stock under the ATM Program, which ATM capacity was subsequently reduced to up to $70.0 million in shares of common stock on September 10, 2025. During the three months ended June 30, 2026, we did not sell any shares of common stock under the ATM Program. During the six months ended June 30, 2026, we sold 3,299,728 shares of our common stock under the ATM Program for net proceeds of approximately $31.8 million (net of commissions and other related offering expenses of approximately $1.1 million). As of June 30, 2026, approximately $31.7 million in shares of common stock remained available for issuance under the ATM Program, subject to availability of authorized shares.

2025 Offering

On September 10, 2025, we entered into a securities purchase agreement with an institutional investor (the “Investor”), providing for the issuance and sale, in a registered direct offering (the “2025 Offering”), of (i) 120,000 shares of our common stock, (ii) pre-funded warrants to purchase up to 465,347 shares of common stock (the “2025 Pre-Funded Warrants”), and (iii) warrants to purchase up to an aggregate of 585,347 shares of common stock (the “2025 Warrants”). Each share of common stock and 2025 Pre-Funded Warrant was offered and sold together with an accompanying 2025 Warrant at a combined price of $7.92 per share of common stock or 2025 Pre-Funded Warrant and accompanying 2025 Warrant, as applicable. Each 2025 Pre-Funded Warrant and 2025 Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.00001 per share, in the case of the 2025 Pre-Funded Warrants, or $7.79 per share, in the case of the 2025 Warrants. The 2025 Pre-Funded Warrants expire when they are exercised in full and the 2025 Warrants expire five years from the date of issuance. As of June 30, 2026, no 2025 Pre-Funded Warrants and 585,347 2025 Warrants were outstanding.

The 2025 Offering closed on September 11, 2025. We received net proceeds of approximately $4.0 million from the 2025 Offering, after deducting placement agent fees and estimated offering expenses.

Additionally, pursuant to the Engagement Letter, dated as of July 9, 2024, as amended on December 20, 2024 and August 20, 2025 (the “Original Engagement Letter”), between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), and the Engagement Letter Joinder Agreement, dated as of September 10, 2025 (the “Joinder Agreement” and, together with the Original Engagement Letter, the “Engagement Letter”), by and among Energous, Wainwright and Rodman & Renshaw LLC (“Rodman & Renshaw” and, together with Wainwright, the “Placement Agents”), Energous, in connection with the closing of the 2025 Offering, agreed to issue to the Placement Agents or their respective designees warrants (the “Registered Direct Offering Placement Agent Warrants”) to purchase up to an aggregate of 40,974 shares of common stock. The Registered Direct Offering Placement Agent Warrants have substantially the same terms as the 2025 Warrants, except the Registered Direct Offering Placement Agent Warrants are exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of $9.90 per share and the Registered Direct Offering Placement Agent Warrants expire on September 10, 2030. As of June 30, 2026, there were 18,848 of the Registered Direct Offering Placement Agent Warrants still outstanding.

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

As consideration for the exercise of the 2023 Warrants and 2024 Warrants for cash, we issued new unregistered warrants (the “New Warrants”) to purchase up to an aggregate of 47,764 shares of common stock at an exercise price of $7.79 per share (the “New Warrant Shares”). The New Warrants are exercisable immediately upon issuance and will expire five years following the initial issuance date. Except as described herein, the New Warrants are substantially similar to the 2023 Warrants and 2024 Warrants. The closing of the Concurrent Warrant Exercise Transaction occurred on September 11, 2025. As of June 30, 2026, the New Warrant Shares were still outstanding.

Also pursuant to the Engagement Letter, Energous, in connection with the closing of the Concurrent Warrant Exercise Transaction, agreed to issue to the Placement Agents or their respective designees warrants (the “Concurrent Warrant Exercise Transaction Placement Agent Warrants”) to purchase up to an aggregate of 3,343 shares of Common Stock. The Concurrent Warrant Exercise Transaction Placement Agent Warrants have substantially the same terms as the New Warrants, except the Concurrent Warrant Exercise Transaction Placement Agent Warrants are immediately exercisable to purchase one share of common stock at a price of $9.90 per share and the Concurrent Warrant Exercise Transaction Placement Agent Warrants expire on September 10, 2030. As of June 30, 2026, there were 1,538 of the Concurrent Warrant Exercise Transaction Placement Agent Warrants still outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Based on the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.4	Second Amended and Restated Bylaws of Energous Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 11, 2025).

10.1	Energous Corporation Amended and Restated 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 12, 2026).

31.1†	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
†	Filed herewith.
+	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGOUS CORPORATION
(Registrant)

Date: August 13, 2026	By:	/s/ Mallorie Burak
		Name:	Mallorie Burak
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date: August 13, 2026	By:	/s/ Gregory Sadikoff
		Name:	Gregory Sadikoff
		Title:	Chief Accounting Officer
(Principal Accounting Officer)