Form 10-Q
period 2026-09-30
Energous Corp
filed 2026-11-12
CIK 1575793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

As of November 9, 2026, there were 5,527,364 shares of our Common Stock, par value $0.00001 per share, outstanding.

ENERGOUS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Energous Corporation

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	As of
	September 30, 2026	December 31, 2025
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$28,830	$10,401
Accounts receivable	3,474	2,988
Inventory	4,550	1,509
Prepaid expenses and other current assets	4,855	422
Total current assets	41,709	15,320

Property and equipment, net	517	298
Other assets	429	252
Operating lease right-of-use assets	565	872
Total assets	$43,220	$16,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,111	$954
Accrued expenses	2,233	2,095
Operating lease liabilities, current portion	563	491
Short-term loan payable	195	88
Deferred revenue	82	27
Total current liabilities	5,184	3,655

Operating lease liabilities, long-term portion	152	589
Total liabilities	5,336	4,244

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued or outstanding as of September 30, 2026 or December 31, 2025.	—	—
Common Stock, $0.00001 par value, 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 5,527,073 and 2,200,240 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	1	1
Additional paid-in capital	454,993	422,530
Accumulated deficit	(417,110)	(410,033)
Total stockholders’ equity	37,884	12,498
Total liabilities and stockholders’ equity	$43,220	$16,742

(1)	The condensed balance sheet as of December 31, 2025 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$3,400	$1,272	$9,571	$2,590
Cost of net revenue	2,921	814	7,903	1,701
Gross profit	479	458	1,668	889
Operating expenses:
Research and development	1,182	897	3,331	3,189
Sales and marketing	547	499	1,716	1,792
General and administrative	1,511	1,245	4,352	3,426
Severance expense	—	8	69	403
Expenses from abandoned financing transaction	—	—	—	661
Total operating expenses	3,240	2,649	9,468	9,471
Loss from operations	(2,761)	(2,191)	(7,800)	(8,582)
Other income (expense), net:
Change in fair value of warrant liability	—	(10)	—	257
Interest income (expense), net	251	88	723	59
Loss on retirement of property and equipment	—	—	—	(1)
Total other income (expense), net	251	78	723	315
Net loss	$(2,510)	$(2,113)	$(7,077)	$(8,267)
Basic and diluted loss per common share	$(0.45)	$(1.31)	$(1.42)	$(6.61)
Weighted average shares outstanding, basic and diluted	5,527,072	1,610,246	4,978,691	1,251,192

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2026	2,200,240	$1	$422,530	$(410,033)	$12,498
Stock-based compensation - restricted stock units (“RSUs”)	—	—	50	—	50
Issuance of shares for RSUs	1,131	—	—	—	—
Issuance of shares in an at-the-market (“ATM”) placement, net of $1,013 in issuance costs	3,299,728	—	31,867	—	31,867
Net loss	—	—	—	(1,656)	(1,656)
Balance as of March 31, 2026	5,501,099	1	454,447	(411,689)	42,759
Stock-based compensation – RSUs	—	—	62	—	62
Issuance of shares for RSUs	2,041	—	—	—	—
Warrants exercised	23,931	—	237	—	237
Issuance costs from ATM	—	—	(54)	—	(54)
Net loss	—	—	—	(2,911)	(2,911)
Balance as of June 30, 2026	5,527,071	1	454,692	(414,600)	40,093
Stock-based compensation – RSUs	—	—	308	—	308
Issuance of shares for RSUs	2	—	—	—	—
Issuance costs from ATM	—	—	(7)	—	(7)
Net loss	—	—	—	(2,510)	(2,510)
Balance as of September 30, 2026	5,527,073	$1	$454,993	$(417,110)	$37,884

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2025	452,533	$1	$399,362	$(400,440)	$(1,077)
Stock-based compensation – RSUs	—	—	111	—	111
Issuance of shares for RSUs	1,315	—	—	—	—
Shares issued to vendor for services	2,500	—	25	—	25
Issuance of shares in an ATM placement, net of $940 in issuance costs	623,440	—	13,803	—	13,803
Net loss	—	—	—	(3,366)	(3,366)
Balance as of March 31, 2025	1,079,788	1	413,301	(403,806)	9,496
Stock-based compensation - RSUs	—	—	97	—	97
Issuance of shares for RSUs	2,451	—	—	—	—
Issuance of shares in an ATM placement, net of $107 in issuance costs	226,446	—	1,969	—	1,969
Net loss	—	—	—	(2,788)	(2,788)
Balance as of June 30, 2025	1,308,685	1	415,367	(406,594)	8,774
Stock-based compensation – RSUs	—	—	40	—	40
Issuance of shares for RSUs	59	—	—	—	—
Warrants exercised	47,764	—	364	—	364
Reclassification of warrant liability upon warrant exercise	—	—	101	—	101
Pre-funded warrants exercised	115,347	—	—	—	—
Issuance of shares in a sale of common stock, pre-funded warrants and warrants, net of $520 in issuance costs	120,000	—	4,116	—	4,116
Issuance of shares in an ATM placement, net of $104 in issuance costs	232,989	—	2,444	—	2,444
Net loss	—	—	—	(2,113)	(2,113)
Balance as of September 30, 2025	1,824,844	$1	$422,432	$(408,707)	$13,726

The accompanying notes are an integral part of these condensed financial statements.

Energous Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,077)	$(8,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	111
Stock-based compensation	420	248
Accrued interest	—	20
Amortization of short-term loan fees	—	39
Change in fair value of warrant liability	—	(257)
Loss on retirement of property and equipment	—	1
Changes in operating assets and liabilities:
Accounts receivable	(486)	(1,163)
Inventory	(3,041)	(739)
Prepaid expenses and other current assets	(4,081)	87
Other assets	(177)	—
Operating lease right-of-use assets (“ROUs”)	307	478
Accounts payable	1,157	(572)
Accrued expenses	138	421
Accrued severance expense	—	(28)
Operating lease liabilities	(365)	(394)
Deferred revenue	55	3
Net cash used in operating activities	(13,019)	(10,012)
Cash flows from investing activities:
Purchases of property and equipment	(350)	(43)
Net cash used in investing activities	(350)	(43)
Cash flows from financing activities:
Repayments of short-term loan	—	(873)
Repayments of financed insurance	(245)	(223)
Warrant exercises	237	—
Net proceeds from exercise of warrant liability	—	364
Net proceeds from an ATM offering	31,806	18,216
Net proceeds from a sale of common stock and warrant issuance	—	4,116
Net cash provided by financing activities	31,798	21,600
Net increase in cash and cash equivalents	18,429	11,545
Cash, cash equivalents and restricted cash – beginning	10,401	1,353
Cash, cash equivalents and restricted cash – ending	$28,830	$12,898

Supplemental disclosure of cash flow information:
Interest paid	$9	$274
Supplemental disclosure of non-cash investing and financing activities:
Increase in ROUs and operating lease liabilities from lease modification	$—	$896
Decrease in ROUs from shares issued to landlord	$—	$25
Accrued interest in short-term loan payable	$—	$70
Reclassification of warrant liability to equity upon warrant exercise	$—	$101
Financing of insurance premiums	$352	$308

The accompanying notes are an integral part of these condensed financial statements.

ENERGOUS CORPORATION

Notes to the Condensed Financial Statements

Note 1 - Business Organization, Nature of Operations

Description of Business

Energous Corporation d/b/a Energous Wireless Power Solutions (the “Company”) pioneered the development of scalable, over-the-air Wireless Power Network (“WPN”) technology that integrates advanced, proprietary semiconductor chipsets, software controls, hardware designs, and antenna systems to enable radio frequency (“RF”)-based charging for ambient Internet of Things (“IoT”) devices, transforming supply chain capabilities from limited tracking to overall business intelligence by creating a digital twin of the physical layer, providing real time visibility into an entity’s operations. The Company’s WPN technology consists of transmitter systems, receiver integrated circuits, and supporting software designed to deliver power and data to battery-free IoT devices across a range of operating distances and power levels. These capabilities support applications that require continuous operation without wired power connections or periodic battery replacement.

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

To date, the Company has developed and released multiple transmitter and battery-free receiver products. The Company’s transmitters vary in form factors, power specifications, and operating frequencies, and our receivers are designed to support a range of wireless power-enabled device applications, including:

Device Type	Application
RF Tags	Cold Chain, Asset Tracking, Medical IoT
Ambient IoT Sensors	Cold Chain, Logistics, Asset Tracking
ESLs	Retail and Industrial IoT

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

All information presented herein, unless otherwise indicated herein, reflects the Reverse Stock Split of the Company’s outstanding shares of common stock, and all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such Reverse Stock Split.

Note 2 – Liquidity and Management Plans

During the three and nine months ended September 30, 2026, the Company generated revenue of $3.4  million and $9.6 million, respectively, and incurred net losses of $2.5 million and $7.1 million, respectively. During the three and nine months ended September 30, 2025, the Company generated revenue of $1.3  million and $2.6 million, respectively, and incurred net losses of $2.1 million and $8.3 million, respectively. Net cash used in operating activities was $13.0 million and $10.0 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the Company had cash on hand of $28.8 million. In accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements—Going Concern,” management has evaluated whether conditions or events, considered in the aggregate, raise questions about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on current operating levels and existing cash balances, management believes that the Company has sufficient liquidity to fund operations for at least the next twelve months.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026, or for other future periods.

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

Reclassifications

Certain reclassifications have been made to the fiscal year 2025 financial statements notes to conform to the 2026 presentation. These reclassifications relate to the presentation of certain amounts within the accompanying notes to the financial statements and had no impact on total assets, total liabilities, stockholders’ equity, or net loss.

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

Note 3 – Summary of Significant Accounting Policies, continued

The Company’s significant estimates and assumptions include recognition of revenue, allowance for credit losses, sales returns reserve, inventory valuation, fair value of warrant liabilities, accounting for lease obligations and the valuation allowance on deferred tax assets. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of September 30, 2026 and December 31, 2025, the Company had cash balances in various operating accounts in excess of federally insured limits. The Company maintains its cash and cash equivalents with what it considers high credit quality financial institutions.

Three customers accounted for approximately 78% of the Company’s revenue for the three months ended September 30, 2026, and two customers accounted for approximately 55% of the Company’s revenue for the nine months ended September 30, 2026. Three customers accounted for approximately 97% of the Company’s revenue for the three months ended September 30, 2025, and two customers accounted for approximately 81% of the Company’s revenue for the nine months ended September 30, 2025. Three customers accounted for approximately 79% of the Company’s accounts receivable balance as of September 30, 2026. One customer accounted for approximately 99% of the Company’s accounts receivable balance as of December 31, 2025. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company’s management performs ongoing credit evaluations of its customers’ financial condition.

With the launch of its new U.S.-based contract manufacturer, the Company sourced products from one contract manufacturer during the third quarter of 2026 and two contract manufacturers during the nine months ended September 30, 2026 and one contract manufacturer during the three and nine months ended September 30, 2025.

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

The Company’s net revenue consists of its single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems. (See Note 12 – Revenue Recognition for additional information on revenue disaggregation).

Note 3 – Summary of Significant Accounting Policies, continued

The Company recognizes the majority of its revenue upon shipment of the products it sells. Generally, there is a five-day return policy on the Company’s shipment of products. Certain customer arrangements may include additional contractual rights of return which are evaluated and accounted for in accordance with Topic 606. The Company provides for future returns based on historical data, prior experience, current economic trends and changes in customer demand at the time revenue is recognized. Historically, the amount of returns has not been significant. Revenue associated with the e-Compass software platform and the related hardware bundle required to establish a functional end-to-end WPN is recognized ratably over the e-Compass subscription term, typically twelve months, beginning upon delivery of the hardware and granted access to the e-Compass platform. Additionally, the Company records revenue associated with product development projects that it enters into with certain customers. In general, these product development projects are complex, and the Company does not have certainty about its ability to achieve the project milestones. The achievement of a milestone generally requires the Company to satisfy the applicable performance obligation and obtain customer acceptance. The Company recognizes this revenue at the point in time at which the performance obligation is met. The payment associated with achieving the performance obligation is generally commensurate with the Company’s effort or the value of the deliverable and is nonrefundable. Any deferred revenue is recognized upon achievement of the performance obligation or expiration of a support agreement. Payment terms for most customer invoices are a minimum of net 30 days. Product sales are usually subject to a warranty of a minimum of one year. Product warranties were insignificant for all periods presented.

Shipping and Handling

The Company reflects shipping and handling costs incurred to deliver products to customers as cost of net revenue. Amounts billed to customers for shipping and handling, including freight and logistics-related fulfillment services, are recognized as product revenue.

Accounts Receivable

The Company reviews its receivables for collectibility based on historical loss patterns, the aging of the receivables, current economic conditions, and other relevant credit risk factors. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company did not record an allowance for credit losses on its accounts receivable as of both September 30, 2026 and December 31, 2025.

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

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $1.2 million and $3.3 million for the three and nine months ended September 30, 2026, respectively. The Company incurred research and development costs of $0.9 million and $3.2 million for the three and nine months ended September 30, 2025, respectively.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants (using the treasury stock method) and the vesting of RSUs. The computation of diluted net loss per common share excludes potentially dilutive securities of 1,028,513 and 688,726 for the three and nine months ended September 30, 2026 and 2025, respectively, because their inclusion would be anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the three and nine months ended September 30,
	2026	2025
Warrants issued to investors	653,497	677,428
RSUs	375,016	11,298
Total potentially dilutive securities	1,028,513	688,726

For the three and nine months ended September 30, 2026, the table above includes 633,111 warrants expiring on September 10, 2030, which have an exercise price of $7.79 per share, and 20,386 warrants expiring on September 10, 2030, which have an exercise price of $9.90 per share. For the three and nine months ended September 30, 2025, the table above includes 633,111 warrants expiring on September 10, 2030, which have an exercise price of $7.79 per share and 44,317 warrants expiring on September 10, 2030, which have an exercise price of $9.90 per share.

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

Segments

The Company has one operating segment and one reportable segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer and Chief Financial Officer. The CODM reviews financial information on a regular basis for purposes of allocating resources and evaluating financial performance. The CODM also reviews and utilizes functional expenses, such as cost of net revenue, research and development, sales and marketing, and general and administrative, to manage the Company’s operations. All long-lived assets are located in the United States and substantially all revenue is primarily attributed to customers based in the United States and Europe.

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

Note 4 – Prepaid Expenses and Other Current Assets

Below is a summary of the Company’s prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 (in thousands):

	Balance as of
	September 30, 2026	December 31, 2025
Deposit with contract manufacturers	$4,333	$21
Deposit for intellectual property renewals	182	106
Prepaid subscriptions	20	13
Prepaid insurance	200	152
Prepaid software and support	39	24
Tradeshow deposits	40	6
Deferred cost of net revenue	6	54
Other	35	46
Total	$4,855	$422

In addition to the prepaid expenses and other current assets disclosed above, the Company had $0.4 million and $0.3 million in other assets relating to deposits for intellectual property renewals as of September 30, 2026 and December 31, 2025, respectively.

Note 5 – Inventory

Below is a summary of the Company’s inventory as of September 30, 2026 and December 31, 2025 (in thousands):

	Balance as of
	September 30, 2026	December 31, 2025
Raw materials	$1,063	$679
Work-in-process	75	109
Finished goods	3,412	721
Total	$4,550	$1,509

Note 6 – Property and Equipment

Below is a summary of the Company’s property and equipment as of September 30, 2026 and December 31, 2025 (in thousands):

	Balance as of
	September 30, 2026	December 31, 2025
Machinery, equipment and computer hardware	$1,912	$1,562
Computer software	1,055	1,055
Furniture and fixtures	206	206
Leasehold improvements	424	424
	3,597	3,247
Less – accumulated depreciation	(3,080)	(2,949)
Total property and equipment, net	$517	$298

The Company did not have any disposals of property and equipment during the three or nine months ended September 30, 2026. The Company disposed of an aggregate of $1.4 million of fully depreciated assets during the nine months ended September 30, 2025. Total depreciation and amortization expense of the Company’s property and equipment was approximately $0.1 million for both the nine months ended September 30, 2026 and 2025, of which an immaterial amount was included in cost of net revenue during each period.

Note 7 – Accrued Expenses

Below is a summary of the Company’s accrued expenses as of September 30, 2026 and December 31, 2025 (in thousands):

	Balance as of
	September 30, 2026	December 31, 2025
Accrued compensation	$1,341	$1,341
Accrued purchased inventory received	507	359
Accrued stock registration expense	30	186
Customer deposits received	—	32
Accrued engineering expenses	112	57
Accrued legal expenses	30	30
Accrued facility expenses	31	—
Accrued shipping	48	—
Sales returns reserve	27	—
Other accrued expenses	107	90
Total	$2,233	$2,095

Note 8 – Commitments and Contingencies

Operating Leases

San Jose Lease

The Company leases office space for its corporate headquarters in San Jose, California under an operating lease.

On March 19, 2025, the Company entered into an amendment to the lease, which relocated the Company to a smaller suite within the same building and extended the lease term through December 31, 2027. The Company agreed to issue 2,500 shares of its common stock to the landlord upon signing the amendment as partial consideration for the amended lease and agreed to new monthly payments beginning October 2025 of approximately $37,000, escalating to approximately $46,000 during 2026 and $51,000 during 2027. As a result of the new lease amendment signed on March 19, 2025, the ROU asset and operating lease liability were both increased by approximately $0.9 million. The Company recorded lease expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2026 and 2025, respectively.

Note 8 – Commitments and Contingencies, continued

Operating Lease Commitments

The Company follows ASC 842, “Leases” (“Topic 842”) and recognizes the required ROU assets and operating lease liabilities on its balance sheets. The Company anticipates having future total lease payments of $0.7 million through the fourth quarter of 2027. As of September 30, 2026, the Company has total operating lease right-of-use assets of $0.6 million, current operating lease liabilities of $0.6 million and long-term operating lease liabilities of $0.2 million. The weighted average remaining lease term is 1.25 years as of September 30, 2026.

A reconciliation of undiscounted cash flows to lease liabilities recognized as of September 30, 2026 is as follows (in thousands):

As of September 30, 2026	Amount
2026 (three months remaining)	$139
2027	610
Total future lease payments	749
Present value discount (8.0% weighted average)	(34)
Total operating lease liabilities	$715

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

Under the 2026 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents and defining the annual performance metrics against which the bonus compensation will be measured. The level of achievement against pre-defined performance metrics is used to determine whether any such bonuses will be paid and whether those performance metrics have been satisfactorily achieved. The Company accrued $0.4 million and $1.0 million in bonus expense under the 2026 Bonus Plan during the three and nine months ended September 30, 2026, which the Company plans to pay during the first quarter of 2027.

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

Under the 2025 Bonus Plan, the Compensation Committee is responsible for selecting the amounts of potential bonuses for executive officers and vice presidents and defining the annual performance metrics against which the bonus compensation will be measured. The level of achievement against pre-defined performance metrics is used to determine whether any such bonuses will be paid and whether those performance metrics have been satisfactorily achieved. The Company accrued $0.2 million and $0.8 million in bonus expense under the 2025 Bonus Plan during the three and nine months ended September 30, 2025. Based upon achievement of the performance objectives, as approved by the Compensation Committee, payments due under the 2025 Bonus Plan were paid in February of 2026.

Note 9 – Short-Term Debt

Financing for Insurance Premiums

On April 29, 2025, the Company financed approximately $0.3 million in business insurance premiums to be repaid in nine installments of approximately $35,000 with a borrowing rate of 6.99% per year. On October 15, 2025, the Company financed approximately $0.1 million in cyber liability and additional insurance premiums, payable in 11 installments of approximately $6,000, at an annual interest rate of 6.09% per year. On April 6, 2026, the Company financed approximately $0.4 million in business insurance premiums, payable in 11 installments of approximately $33,000, at an annual interest rate of 6.15% per year. As of September 30, 2026, the Company had an outstanding balance of approximately $0.2 million on the financing for its insurance premiums with a weighted average borrowing rate of 6.15% per year.

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

On February 13, 2025, the Company filed a prospectus supplement for the issuance and sale of an additional $80.0 million in shares of common stock under the ATM Program. On September 10, 2025, the ATM Program was reduced to up to $70.0 million in shares of common stock. During the three months ended September 30, 2026, the Company did not sell any shares under the ATM Program. During the nine months ended September 30, 2026, the Company sold 3,299,728 shares of its common stock under the ATM Program for net proceeds of $31.8 million (net of commissions and other related offering expenses of $1.1 million). As of September 30, 2026, approximately $31.7 million in shares of common stock remained available for issuance under the ATM Program, subject to availability of authorized shares.

Note 10 – Capital Stock and Warrants, continued

2025 Offering

On September 10, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), providing for the issuance and sale by the Company, in a registered direct offering (the “2025 Offering”), of (i) 120,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 465,347 shares of common stock (the “2025 Pre-Funded Warrants”), and (iii) warrants to purchase up to an aggregate of 585,347 shares of common stock (the “2025 Warrants”). Each share of common stock and 2025 Pre-Funded Warrant was offered and sold together with an accompanying 2025 Warrant at a combined price of $7.92 per share of common stock or 2025 Pre-Funded Warrant and accompanying 2025 Warrant, as applicable. Each 2025 Pre-Funded Warrant and 2025 Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.00001 per share, in the case of the 2025 Pre-Funded Warrants, or $7.79 per share, in the case of the 2025 Warrants. The 2025 Pre-Funded Warrants expire when they are exercised in full and the 2025 Warrants expire five years from the date of issuance. As of September 30, 2026, no 2025 Pre-Funded Warrants and 585,347 2025 Warrants were outstanding.

The 2025 Offering closed on September 11, 2025. The Company received net proceeds of approximately $4.0 million from the 2025 Offering, after deducting placement agent fees and estimated offering expenses payable by the Company.

Pursuant to the Engagement Letter, dated as of July 9, 2024, as amended to date (the “Original Engagement Letter”), between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), and the Engagement Letter Joinder Agreement, dated as of September 10, 2025 (the “Joinder Agreement” and, together with the Original Engagement Letter, the “Engagement Letter”), by and among the Company, Wainwright and Rodman & Renshaw LLC (“Rodman & Renshaw” and, together with Wainwright, the “Placement Agents”), the Company, in connection with the closing of the 2025 Offering, agreed to issue to the Placement Agents or their respective designees warrants (the “Registered Direct Offering Placement Agent Warrants”) to purchase up to an aggregate of 40,974 shares of common stock. The Registered Direct Offering Placement Agent Warrants have substantially the same terms as the 2025 Warrants, except the Registered Direct Offering Placement Agent Warrants are exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of $9.90 per share and the Registered Direct Offering Placement Agent Warrants expire on September 10, 2030. As of September 30, 2026, 18,848 shares of the Registered Direct Offering Placement Agent Warrants were still outstanding.

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

As consideration for the exercise of the 2023 Warrants and 2024 Warrants for cash, the Company issued new unregistered warrants (the “New Warrants”) to purchase up to an aggregate of 47,764 shares of common stock at a fixed exercise price of $7.79 per share (the “New Warrant Shares”). The New Warrants are exercisable immediately upon issuance and will expire five years following the initial issuance date. The New Warrants are classified as equity warrants. Except as described herein, the New Warrants are substantially similar to the Original Warrants. The closing of the Concurrent Warrant Exercise Transaction occurred on September 11, 2025. As of September 30, 2026, the New Warrants remained outstanding.

Also pursuant to the Engagement Letter, the Company, in connection with the closing of the Concurrent Warrant Exercise Transaction, agreed to issue to the Placement Agents or their respective designees warrants (the “Concurrent Warrant Exercise Transaction Placement Agent Warrants”) to purchase up to an aggregate of 3,343 shares of common stock. The Concurrent Warrant Exercise Transaction Placement Agent Warrants have substantially the same terms as the New Warrants, except the Concurrent Warrant Exercise Transaction Placement Agent Warrants are immediately exercisable to purchase one share of common stock at a price of $9.90 per share and the Concurrent Warrant Exercise Transaction Placement Agent Warrants expire on September 10, 2030. As of September 30, 2026, a total of 1,538 shares of the Concurrent Warrant Exercise Transaction Placement Agent Warrants were still outstanding.

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

On March 11, 2025, the Company withdrew the Regulation A Offering. No sales of Units were made pursuant to the Regulation A Offering. The Company’s prepaid expenses and other current assets as of December 31, 2024 included approximately $0.3 million in prepaid financing expenses related to the Regulation A Offering. An additional $0.4 million in expenses related to the Regulation A Offering was recorded during the three months ended March 31, 2025. Upon termination of the Regulation A Offering, the Company recorded a one-time total write-off of $0.7 million as expenses related to an abandoned financing transaction during the nine months ended September 30, 2025.

Common Stock Outstanding

The Company’s outstanding shares of common stock may occasionally include shares that are deemed delivered under U.S. GAAP. Shares that are deemed delivered currently include shares that have vested, but have not yet been delivered, under tax-deferred equity awards. There are no voting rights for shares that are deemed delivered under U.S. GAAP until the actual delivery of shares takes place. There are currently 200,000,000 shares of common stock authorized for issuance. As of September 30, 2026, there were 5,527,073 shares of the Company’s common stock outstanding.

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	September 30, 2026	September 30, 2025
RSUs outstanding	375,016	11,298
Warrants outstanding	653,497	1,027,428
Shares available for issuance under the 2024 Equity Incentive Plan	10,977	781,172
Total	1,039,490	1,819,898

Note 11 – Stock-Based Compensation

Equity Incentive Plans

2017 Equity Inducement Plan

On December 28, 2017, the Board approved the 2017 Equity Inducement Plan. Under the 2017 Equity Inducement Plan, the Board reserved 1,000 shares for the grant of RSUs. These grants are administered by the Board or a committee of the Board. Under the 2017 Equity Inducement Plan, awards could be granted to individuals who (a) were being hired as an employee by the Company or any subsidiary and such award is a material inducement to such person being hired; (b) were being rehired as an employee following a bona fide period of interruption of employment with the Company or any subsidiary; or (c) would become an employee of the Company or any subsidiary in connection with a merger or acquisition.

Note 11 – Stock-Based Compensation, continued

On July 20, 2022, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 3,333 shares. On March 28, 2024, the Board increased the number of shares of common stock reserved and available for issuance under the 2017 Equity Inducement Plan by 4,050 shares. As of September 30, 2026, there are 834 RSUs granted and outstanding under the 2017 Equity Inducement Plan. No new equity award grants are to be issued from the 2017 Equity Inducement Plan.

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

As of September 30, 2026, there are 374,182 RSUs granted and outstanding under the 2024 Equity Incentive Plan. As of September 30, 2026, 10,977 shares of common stock remain available for issuance under the 2024 Equity Incentive Plan.

Restricted Stock Units (“RSUs”)

During the nine months ended September 30, 2026, the Compensation Committee granted directors an aggregate of 21,549 RSUs for service on the Board. These RSU awards vest over one year.

During the nine months ended September 30, 2026, the Board granted employees an aggregate of 357,616 RSUs. These RSU awards vest over terms ranging from three to four years.

As of September 30, 2026, the unamortized fair value of outstanding RSUs was $5.1 million. The unamortized amount will be expensed over a weighted average period of 2.8 years. A summary of the activity related to RSUs for the nine months ended September 30, 2026 is presented below:

		Weighted
		Average
		Grant
		Date Fair
	Total	Value
Outstanding as of January 1, 2026	10,991	$59.75
RSUs granted	379,165	14.35
RSUs forfeited	(11,966)	41.24
RSUs vested	(3,174)	36.22
Outstanding as of September 30, 2026	375,016	$14.63

Stock-Based Compensation Expense

The total amount of stock-based compensation was reflected within the statements of operations as (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Research and development	$25	$16	$58	$35
Sales and marketing	54	4	71	127
General and administrative	229	20	291	69
Severance expense	—	—	—	16
Cost of net revenue	—	—	—	1
Total	$308	$40	$420	$248

Note 12 – Revenue Recognition

The following tables depict the disaggregation of revenue by product or service and geographic region of the customers for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
Revenue by product/service	2026	2025	2026	2025
PowerBridge sales and shipping	$3,380	$1,268	$9,325	$2,514
Other	20	4	246	76
Total revenue	$3,400	$1,272	$9,571	$2,590

	For the three months ended September 30,		For the nine months ended September 30,
Revenue by geographic region	2026	2025	2026	2025
United States	$2,165	$1,090	$6,490	$2,160
Europe	1,235	180	3,081	407
Other	—	2	—	23
Total revenue	$3,400	$1,272	$9,571	$2,590

Substantially all revenue recognized during the three and nine months ended September 30, 2026 and 2025 was recognized at a point in time.

Selected balance sheet line items that reflect accounts receivable and contract liabilities as of September 30, 2026, December 31, 2025, and December 31, 2024 were as follows (in thousands):

	Balances as of
	September 30, 2026	December 31, 2025	December 31, 2024
Trade receivables	$3,474	$2,988	$78
Deferred revenue	$82	$27	$13
Customer deposits	$—	$32	$—

The Company expects to satisfy the performance obligations associated with its deferred revenue balances and collect its net trade receivables within one year of September 30, 2026.

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

The Company accounted for the 2023 Warrants in accordance with the derivative guidance contained in ASC 815-40, as the warrants did not meet the criteria for equity treatment. The Company believes that the adjustment to the Exercise Price is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the 2023 Warrants are not eligible for an exception from derivative accounting. As such, the 2023 Warrants were initially measured at fair value and recorded as a liability in the amount of $3.1 million. The Company recorded a change in fair value of the warrant liability of an increase of $10,000 and a decrease of $0.3 million for the three and nine months ended September 30, 2025. There was no change in fair value of the warrant liability during the three or nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, the 2023 Warrants had been fully exercised in the Concurrent Warrant Exercise Transaction, eliminating the recorded warrant liability. See Note 14 - Fair Value Measurements for details on changes of fair value of the warrant liability.

Note 14 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Balance as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$19	$—	$—	$19

	Balance as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$10,401	$—	$—	$10,401

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

The key inputs into the Monte Carlo simulation model for the 2023 Warrants are as follows:

As of September 11, 2025
Share price	$7.66
Exercise price	$6.76
Term (in years)	—
Volatility	140%
Risk-free rate	3.5%
Dividend yield	0%

Note 14 – Fair Value Measurements, continued

The change in the fair value of the 2023 Warrant liability was a decrease of $0.3 million during the nine months ended September 30, 2025 (see Note 13 – Warrant Liability). On September 10, 2025, the 2023 Warrants were fully exercised in the Concurrent Warrant Exercise Transaction, eliminating the recorded warrant liability.

	For the nine months ended September 30,
	2026	2025
Beginning value	$—	$358
Change in value of warrant liability	—	(257)
Warrants exercised	—	(101)
Ending value	$—	$—

Note 15 – Employee Benefit Plan

The Company administers a 401(k) retirement plan (the “401(k) Plan”) in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(k) Plan. During the three and nine months ended September 30, 2026, the Company made matching contributions of $22,000 and $72,000, respectively. During the three and nine months ended September 30, 2025, the Company made matching contributions of $24,000 and $102,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company,” and “Energous” refer to Energous Corporation d/b/a Energous Wireless Power Solutions, a Delaware corporation. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “would,” “should,” “could,” “seek,” “intend,” “plan,” “continue,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations with respect to future financings; expectations for revenues, liquidity, cash flows and financial performance; and expectations regarding the release of additional wireless power-enabled products. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements relate to the future and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and generally outside of our control, so actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to develop commercially feasible technology or commercialize such technology; timing of customer implementations of our technology in consumer products; timing and receipt of regulatory approvals in the United States and internationally; our ability to find and maintain contract manufacturing partners; market acceptance of our technology; competition in our industry; our ability to protect our intellectual property; our ability to maintain or improve our financial position, cash flows, and liquidity and our expected financial needs; the impacts of tariffs and other geopolitical conflicts; and other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis sections of our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q, including this Report. We undertake no obligation to publicly update any of our forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

We pioneered the development of scalable, over-the-air WPN technology that integrates advanced, proprietary semiconductor chipsets, software controls, hardware designs, and antenna systems to enable RF-based charging for ambient IoT devices, transforming supply chain capabilities from limited tracking to overall business intelligence by creating a digital twin of the physical layer, providing real time visibility into an entity’s operations. Our WPN technology consists of transmitter systems, receiver integrated circuits, and supporting software designed to deliver power and data to battery-free IoT devices across a range of operating distances and power levels. These capabilities support applications that require continuous operation without wired power connections or periodic battery replacement.

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

To date, we have developed and released multiple transmitter and battery-free receiver products. Our transmitters vary in form factors, power specifications, and operating frequencies, and our receivers are designed to support a range of wireless power-enabled device applications, including:

Device Type	Application
RF Tags	Cold Chain, Asset Tracking, Medical IoT
Ambient IoT Sensors	Cold Chain, Logistics, Asset Tracking
ESLs	Retail and Industrial IoT

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

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

The following table sets forth selected Condensed Statements of Operations data (in thousands):

	For the three months ended September 30,
	2026	2025	$ Change	% Change
Revenue, net	$3,400	$1,272	$2,128	167%
Cost of net revenue	2,921	814	2,107	259%
Gross profit	479	458	21	5%
Operating expenses:
Research and development	1,182	897	285	32%
Sales and marketing	547	499	48	10%
General and administrative	1,511	1,245	266	21%
Severance expense	—	8	(8)	(100)%
Total operating expenses	3,240	2,649	591	22%
Loss from operations	(2,761)	(2,191)	(570)	(26)%
Other income (expense), net:
Change in fair value of warrant liability	—	(10)	10	100%
Interest income (expense), net	251	88	163	185%
Total other income (expense), net	251	78	173	222%
Net loss	$(2,510)	$(2,113)	$(397)	(19)%

Revenue, net. During the three months ended September 30, 2026 and 2025, we recorded net revenue of $3.4 million and $1.3 million, respectively. The 167% period-over-period increase is primarily due to accelerated U.S. and European demand from a Fortune 10 e-commerce technology customer, as well as continued expansion of commercial deployments with a Fortune 10 multinational enterprise retailer during the third quarter of 2026. Additional incremental revenue generated during the third quarter 2026 was comprised of multiple POC’s, referred through the Company’s participation in the Amazon Web Services (“AWS”) Partner Network and other channel partners, for both our standard PowerBridge Pro WPN solutions and our end-to-end solution.

Costs and Expenses and Loss from Operations. Costs and expenses consist of cost of net revenue, research and development, sales and marketing, general and administrative, and severance expenses. Cost of net revenue consists of direct materials, direct labor, and overhead for our production-level wireless charging systems. Research and development expenses include costs associated with our efforts to develop our technology, including personnel compensation, consulting, engineering supplies and components, regulatory expenses, and general office expenses specifically related to the research and development department. Sales and marketing expenses include costs associated with selling and marketing our technology to our customers, including personnel compensation, public relations, graphic design, tradeshow, engineering supplies utilized by the sales team, and general office expenses specifically related to the sales and marketing department. General and administrative expenses include costs for general and corporate functions, including personnel compensation, facility fees, travel, telecommunications, insurance, professional fees, consulting fees, general office expenses, and other overhead. Loss from operations for the three months ended September 30, 2026 and 2025 was $2.8 million and $2.2 million, respectively.

Cost of Net Revenue:

	For the three months ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Cost of net revenue	$2,921	$814	$2,107	259%
Percent of total revenue	86%	64%

Cost of net revenue was $2.9 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily due to a combination of higher sales volume of PowerBridge Pro transmitters shipped during the third quarter of 2026, retooling and ramping of manufacturing lines at our overseas contract manufacturer, and continued cost pressures associated with increased component prices and tariffs.

Research and Development Costs:

	For the three months ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Research and development	$1,182	$897	$285	32%
Percent of total revenue	35%	71%

Research and development (“R&D”) costs were $1.2 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $0.3 million is primarily due to a $0.2 million increase in engineering development and component costs and small increases in depreciation and stock-based compensation.

Sales and Marketing Costs:

	For the three months ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$547	$499	$48	10%
Percent of total revenue	16%	39%

Sales and marketing costs were $0.5 million for both the three months ended September 30, 2026 and 2025, respectively. The slight increase of approximately $48,000 is primarily due to an increase in stock-based compensation.

General and Administrative Costs:

	For the three months ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
General and administrative	$1,511	$1,245	$266	21%
Percent of total revenue	44%	98%

General and administrative costs for the three months ended September 30, 2026 and 2025 were $1.5 million and $1.2 million, respectively. The increase of approximately $0.3 million was primarily due to a $0.4 million increase in compensation related expenses, partially offset by a $0.1 million decrease in stock registration and annual meeting expenses.

Severance Expense:

	For the three months ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Severance expense	$—	$8	$(8)	(100)%
Percent of total revenue	0%	1%

Severance expense was $0 and $8,000 for the three months ended September 30, 2026 and 2025, respectively. The expense for the three months ended September 30, 2025 was related to the separation of non-executive employees.

Other Income (expense), net:

	For the three months ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Change in fair value of warrant liability	$—	$(10)	$10	100%
Interest income, net	251	88	163	185%
Total other income, net	$251	$78	$173	222%

Net interest income was $0.3 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, primarily due to a higher average cash balance in our money market account.

Net Loss. As a result of the above, net loss for the three months ended September 30, 2026 was $2.5 million as compared to $2.1 million for the three months ended September 30, 2025.

Comparison of Nine Months Ended September 30, 2026 and 2025

The following table sets forth selected Condensed Statements of Operations data (in thousands):

	For the nine months ended September 30,
	2026	2025	$ Change	% Change
Revenue, net	$9,571	$2,590	$6,981	270%
Cost of net revenue	7,903	1,701	6,202	365%
Gross profit	1,668	889	779	88%
Operating expenses:
Research and development	3,331	3,189	142	4%
Sales and marketing	1,716	1,792	(76)	(4)%
General and administrative	4,352	3,426	926	27%
Severance expense	69	403	(334)	(83)%
Expenses from abandoned financing transaction	—	661	(661)	(100)%
Total operating expenses	9,468	9,471	(3)	(0)%
Loss from operations	(7,800)	(8,582)	782	9%
Other income (expense), net:
Change in fair value of warrant liability	—	257	(257)	(100)%
Interest income (expense), net	723	59	664	1,125%
Loss on retirement of property and equipment	—	(1)	1	100%
Total other income (expense), net	723	315	408	130%
Net loss	$(7,077)	$(8,267)	$1,190	14%

Revenue, net. During the nine months ended September 30, 2026 and 2025, we recorded net revenue of $9.6 million and $2.6 million, respectively. The 270% period-over-period increase is primarily due to accelerated U.S. and European demand from a Fortune 10 e-commerce technology customer, as well as continued expansion of commercial deployments with a Fortune 10 multinational enterprise retailer during the first nine months of 2026. Additional incremental revenue generated during the first nine months of 2026 was comprised of multiple POC’s, referred through the Company’s participation in the AWS Partner Network and other channel partners, for both our standard PowerBridge Pro WPN solutions and our end-to-end solution.

Costs and Expenses and Loss from Operations. Costs and expenses consist of cost of net revenue, research and development, sales and marketing, general and administrative and severance expenses. Loss from operations for the nine months ended September 30, 2026 and 2025 was $7.8 million and $8.6 million, respectively.

Cost of Net Revenue:

	For the nine months ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Cost of net revenue	$7,903	$1,701	$6,202	365%
Percent of total revenue	83%	66%

Cost of net revenue was $7.9 million and $1.7 million, respectively, for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to a combination of higher sales volume of PowerBridge Pro transmitters shipped during the third quarter of 2026, retooling and ramping manufacturing lines at our two contract manufacturers for updated product designs, and continued cost pressures associated with increased component prices and tariffs.

Research and Development Costs:

	For the nine months ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Research and development	$3,331	$3,189	$142	4%
Percent of total revenue	35%	123%

R&D costs were $3.3 million and $3.2 million, respectively, for the nine months ended September 30, 2026 and 2025. The increase is primarily due to a $0.3 million increase in engineering material and testing expense, partially offset by a $0.1 million decrease in third-party service fees, and a $0.1 million decrease in payroll related costs.

Sales and Marketing Costs:

	For the nine months ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$1,716	$1,792	$(76)	(4)%
Percent of total revenue	18%	69%

Sales and marketing costs for the nine months ended September 30, 2026 and 2025 were $1.7 million and $1.8 million, respectively. The decrease is primarily due to a $0.1 million reduction in consulting fees.

General and Administrative Costs:

	For the nine months ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
General and administrative	$4,352	$3,426	$926	27%
Percent of total revenue	45%	132%

General and administrative costs for the nine months ended September 30, 2026 and 2025 were $4.4 million and $3.4 million, respectively. The increase of approximately $0.9 million was primarily attributable to a $0.6 million increase in compensation related expenses. Additional increases included $0.2 million in legal fees, $0.1 million in stock registration and annual meeting expenses, and $0.1 million in investor relations related fees.

Severance Expense:

	For the nine months ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Severance expense	$69	$403	$(334)	(83)%
Percent of total revenue	1%	16%

Severance expense was $0.1 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively, related to the separation of certain non-executive employees.

Expenses from Abandoned Financing Transaction:

	For the nine months ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Expenses from abandoned financing transaction	$—	$661	$(661)	(100)%
Percent of total revenue	0%	26%

Expenses from the abandoned financing transaction were $0.7 million for the nine months ended September 30, 2025, primarily attributable to our decision not to pursue the convertible preferred equity offering under Regulation A. This decision was made because we were able to secure less dilutive financing through our ATM Program at a lower cost of capital. There was no such expense for the nine months ended September 30, 2026.

Other Income (expense), net:

	For the nine months ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Change in fair value of warrant liability	$—	$257	$(257)	(100)%
Interest income, net	723	59	664	1,125%
Loss on retirement of property and equipment	—	(1)	1	100%
Total other income, net	$723	$315	$408	130%

A gain resulting from the change in fair value of the warrant liability was $0.3 million for the nine months ended September 30, 2025. On September 10, 2025, the 2023 Warrants were fully exercised, eliminating the related warrant liability. As of both December 31, 2025 and September 30, 2026, we no longer have warrants classified as a liability on our balance sheet.

Net interest income for the nine months ended September 30, 2026 was $0.7 million from interest earned in our money market account. Net interest income for the nine months ended September 30, 2025 was approximately $0.1 million due to approximately $0.4 million from interest earned in our money market account, partially offset by short-term loan interest expense of $0.3 million.

Net Loss. As a result of the above, net loss for the nine months ended September 30, 2026 was $7.1 million as compared to $8.3 million for the nine months ended September 30, 2025.

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

Going Concern. Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” requires management to assess our ability to continue as a going concern. In accordance with this guidance, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We anticipate that cash flows generated from operations and our cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months.

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

Our net revenue consists of revenue from our single segment of wireless charging system solutions. The wireless charging system revenue consists of revenue from product development projects and production-level systems, including hardware and software.

We record a majority of our revenue based on the shipment of products that we sell. Generally, there is a five-day return policy on our shipment of products. Certain customer arrangements may include additional contractual rights of return which are evaluated and accounted for in accordance with Topic 606. We provide for future returns based on historical data, prior experience, current economic trends and changes in customer demand at the time revenue is recognized. Historically, the amount of returns has not been significant. Additionally, we record revenue associated with product development projects that we enter into with certain customers. In general, these product development projects are complex, and we do not have certainty about our ability to achieve the project milestones. The achievement of a milestone is dependent on our performance obligation and requires acceptance by the customer. We recognize this revenue at the point in time at which the performance obligation is met. The payment associated with achieving the performance obligation is generally commensurate with our effort or the value of the deliverable and is nonrefundable. Any deferred revenue is recognized upon achievement of the performance obligation or expiration of a support agreement. Payment terms for most customer invoices are a minimum of net 30 days. Product sales are usually subject to a warranty of a minimum of one year. Product warranties have been insignificant for all periods presented.

During the three months ended September 30, 2026, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity and Capital Resources

During the nine months ended September 30, 2026 and 2025, we recorded revenue of $9.6 million and $2.6 million, respectively. We incurred a net loss of $7.1 million and $8.3 million for the nine months ended September 30, 2026 and 2025, respectively. Net cash used in operating activities was $13.0 million and $10.0 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, we had cash on hand of $28.8 million. In accordance with ASC 205-40, “Presentation of Financial Statements—Going Concern,” management has evaluated whether conditions or events, considered in the aggregate, raise questions about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on current operating levels and existing cash balances, management believes that we have sufficient liquidity to fund operations for at least the next twelve months.

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

Cash Flows

Operating Activities - During the nine months ended September 30, 2026, cash flows used in operating activities were $13.0 million, consisting of a net loss of $7.1 million, less adjustments to reconcile net loss to net cash used in operating activities aggregating $0.6 million (principally stock-based compensation of $420,000 and depreciation and amortization of $131,000), a $4.1 million increase in prepaid expenses and other current assets, a $3.0 million increase in inventory, a $0.5 million increase in accounts receivable, a $0.4 million decrease in operating lease liabilities and a $0.2 million increase in other assets, partially offset by a $1.2 million increase in accounts payable, a $0.3 million decrease in right-of-use lease assets, a $0.1 million increase in accrued expenses and a $0.1 million increase in deferred revenue.

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

Investing Activities - During the nine months ended September 30, 2026 and 2025, cash flows used in investing activities were $0.4 million and $43,000, respectively. Cash used in investing activities during both periods primarily related to purchases of hardware and equipment.

Financing Activities - During the nine months ended September 30, 2026, cash flows provided by financing activities were $31.8 million, which primarily consisted of $31.8 million in net proceeds from the sale of shares of our common stock under the ATM Program and $0.2 million received from exercises of warrants, partially offset by $0.2 million in repayments of financed insurance.

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

On February 13, 2025, the Company filed a prospectus supplement for the issuance and sale of an additional $80.0 million in shares of common stock under the ATM Program, which ATM capacity was subsequently reduced to up to $70.0 million in shares of common stock on September 10, 2025. During the three months ended September 30, 2026, we did not sell any shares of common stock under the ATM Program. During the nine months ended September 30, 2026, we sold 3,299,728 shares of our common stock under the ATM Program for net proceeds of approximately $31.8 million (net of commissions and other related offering expenses of approximately $1.1 million). As of September 30, 2026, approximately $31.7 million in shares of common stock remained available for issuance under the ATM Program, subject to availability of authorized shares.

2025 Offering

On September 10, 2025, we entered into a securities purchase agreement with an institutional investor (the “Investor”), providing for the issuance and sale, in a registered direct offering (the “2025 Offering”), of (i) 120,000 shares of our common stock, (ii) pre-funded warrants to purchase up to 465,347 shares of common stock (the “2025 Pre-Funded Warrants”), and (iii) warrants to purchase up to an aggregate of 585,347 shares of common stock (the “2025 Warrants”). Each share of common stock and 2025 Pre-Funded Warrant was offered and sold together with an accompanying 2025 Warrant at a combined price of $7.92 per share of common stock or 2025 Pre-Funded Warrant and accompanying 2025 Warrant, as applicable. Each 2025 Pre-Funded Warrant and 2025 Warrant is exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of either $0.00001 per share, in the case of the 2025 Pre-Funded Warrants, or $7.79 per share, in the case of the 2025 Warrants. The 2025 Pre-Funded Warrants expire when they are exercised in full and the 2025 Warrants expire five years from the date of issuance. As of September 30, 2026, no 2025 Pre-Funded Warrants and 585,347 2025 Warrants were outstanding.

The 2025 Offering closed on September 11, 2025. We received net proceeds of approximately $4.0 million from the 2025 Offering, after deducting placement agent fees and estimated offering expenses.

Additionally, pursuant to the Engagement Letter, dated as of July 9, 2024, as amended on December 20, 2024 and August 20, 2025 (the “Original Engagement Letter”), between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), and the Engagement Letter Joinder Agreement, dated as of September 10, 2025 (the “Joinder Agreement” and, together with the Original Engagement Letter, the “Engagement Letter”), by and among Energous, Wainwright and Rodman & Renshaw LLC (“Rodman & Renshaw” and, together with Wainwright, the “Placement Agents”), Energous, in connection with the closing of the 2025 Offering, agreed to issue to the Placement Agents or their respective designees warrants (the “Registered Direct Offering Placement Agent Warrants”) to purchase up to an aggregate of 40,974 shares of common stock. The Registered Direct Offering Placement Agent Warrants have substantially the same terms as the 2025 Warrants, except the Registered Direct Offering Placement Agent Warrants are exercisable at any time on or after the date of issuance to purchase one share of common stock at a price of $9.90 per share and the Registered Direct Offering Placement Agent Warrants expire on September 10, 2030. As of September 30, 2026, there were 18,848 Registered Direct Offering Placement Agent Warrants still outstanding.

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

As consideration for the exercise of the 2023 Warrants and 2024 Warrants for cash, we issued new unregistered warrants (the “New Warrants”) to purchase up to an aggregate of 47,764 shares of common stock at an exercise price of $7.79 per share (the “New Warrant Shares”). The New Warrants are exercisable immediately upon issuance and will expire five years following the initial issuance date. Except as described herein, the New Warrants are substantially similar to the 2023 Warrants and 2024 Warrants. The closing of the Concurrent Warrant Exercise Transaction occurred on September 11, 2025. As of September 30, 2026, the New Warrants were still outstanding.

Also pursuant to the Engagement Letter, Energous, in connection with the closing of the Concurrent Warrant Exercise Transaction, agreed to issue to the Placement Agents or their respective designees warrants (the “Concurrent Warrant Exercise Transaction Placement Agent Warrants”) to purchase up to an aggregate of 3,343 shares of Common Stock. The Concurrent Warrant Exercise Transaction Placement Agent Warrants have substantially the same terms as the New Warrants, except the Concurrent Warrant Exercise Transaction Placement Agent Warrants are immediately exercisable to purchase one share of common stock at a price of $9.90 per share and the Concurrent Warrant Exercise Transaction Placement Agent Warrants expire on September 10, 2030. As of September 30, 2026, there were 1,538 of the Concurrent Warrant Exercise Transaction Placement Agent Warrants still outstanding.

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

Based on the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ENERGOUS CORPORATION
(Registrant)

Date: November 12, 2026	By:	/s/ Mallorie Burak
		Name:	Mallorie Burak
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date: November 12, 2026	By:	/s/ Gregory Sadikoff
		Name:	Gregory Sadikoff
		Title:	Chief Accounting Officer
(Principal Accounting Officer)